Form 10-K/A
period 2017-12-31
IMMERSION CORP
filed 2018-04-30
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38334

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]  No [x]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $141,739,100 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at April 25, 2018 is 30,358,613.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Immersion Corporation for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018 (the “Original Filing”), as amended. We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, as amended, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing, as amended, other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company”, “Immersion”, “we”, “us”, “our”, or similar pronouns refer to Immersion Corporation and its subsidiaries. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information relating to our executive officers, please see “Executive Officers of the Registrant” in Part I of the Original Form 10-K.

Directors

The information provided below is biographical information about each of our directors, including other public company board memberships. Age and other information in each director’s biography are as of June 1, 2018.

Jack Saltich

Director since 2002

Age: 74

Board Committees: Compensation (Chair), Audit

Other Public Company Boards: None

Education: B.S. and M.S. in electrical engineering from University of Illinois

Professional Experience: Mr. Saltich served as Chairman of the Board from February 2009 until July 2012. Mr. Saltich also served as Lead Independent Director from October 2007 to February 2009. He was the Chairman and interim Chief Executive Officer of Vitex Systems, Inc., a private technology company that develops transparent ultra-thin barrier films for use in the manufacture of next-generation OLED displays, from January 2006 to April 2011. From July 1999 to August 2005, Mr. Saltich served as the President, Chief Executive Officer and a Director of Three-Five Systems, Inc., a manufacturer of display systems and provider of electronic manufacturing services. Three-Five Systems, Inc. filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code on September 8, 2005. From 1993 to 1999, Mr. Saltich served as a Vice President of Advanced Micro Devices, where his last position was Vice President & General Manager of AMD’s European Microelectronics Center in Dresden, Germany. From 1991 to 1993, Mr. Saltich served as Executive Vice President for Applied Micro Circuits Company, a company servicing the high speed telecommunications market. From 1988 to 1991, he was Vice President at VLSI Technology, a semiconductor company. From 1971 to 1988, Mr. Saltich served in a number of executive capacities with Motorola, Inc. Mr. Saltich previously served on the board of directors of InPlay Technologies, Inc. from 2007 to 2008, Ramtron International Corporation from 2005 to 2011, Vitex Systems from 2006 to 2011, Leadis Technology from 2006 to 2012, and Atmel Corporation from 2007 to 2016.

Director Qualifications: Mr. Saltich brings to our Board over 28 years of experience with semiconductor companies and companies specializing in display systems. Additionally, Mr. Saltich’s executive level experience at Three-Five Systems, a display company, and his experience with AMD and other semiconductor companies as well as his many years of service on public company boards and committees provides an invaluable contribution to our Board.

David Sugishita

Director since 2010

Age: 70

Board Committees: Audit (Chair), Compensation

Other Public Company Boards: None

Education: B.S. in Finance from San Jose State University and an M.B.A from Santa Clara University

Professional Experience: Mr. Sugishita served as the non-executive Chairman of the Board of Atmel Corporation from August 2006 to April 2016, and served as a director of Atmel from February 2004 to April 2016. In addition, Mr. Sugishita was Chairman of the Audit Committee of Atmel. Previously he served on the board of directors of Micro Component Technology, Inc. from 1994 to 2009, Magma Design Automation from 2010 to 2011, and Ditech Networks, Inc. from 2003 to 2012. Mr. Sugishita is retired and previously held various senior financial management positions with SONICblue Inc. (EVP/CFO), RightWorks (EVP/CFO), Synopsys (SVP/CFO), Actel (SVP/CFO), Micro Component Technology (SVP/CFO), Applied Materials (VP/ Corporate Controller), National Semiconductor (VP/Finance), Fairchild Camera & Instrument (Controller) and Intersil (Controller) during the past 40 years.

Director Qualifications: Mr. Sugishita brings to the Board over two decades of experience as a financial executive officer and member of the boards of directors of public high technology companies, specifically in the semiconductor industry, which is an important vertical market for our company. Additionally, Mr. Sugishita brings many years of service on public company boards, including as Chairman, and service on audit and nomination and corporate governance committees. Mr. Sugishita’s experience is invaluable in helping us to continue to provide strong financial oversight at the Board level.

John Veschi

Director since 2014

Age: 56

Board Committees: Audit, Nominating and Corporate Governance (Chair)

Other Public Company Boards: None

Education: B.S. in Electrical Engineering from Lafayette College, J.D. from University of Maryland and M.B.A. from George Washington University

Professional Experience: Mr. Veschi serves as the COO of Hilco IP Merchant Banking, a role he assumed in November 2016 when his company, Marquis Technologies, merged into Hilco. Marquis was a full-service technology and IP consulting business Mr. Veschi founded in January 2015. Prior to that, Mr. Veschi served as the CEO of Rockstar Consortium from July 2011 through January 2015 at which time Rockstar was wound up as a result of the asset sale to RPX. From 2008 through July 2011, Mr. Veschi served as the Chief IP Officer at Nortel Networks. Nortel filed for Bankruptcy in early 2009. Mr. Veschi managed the IP function through the bankruptcy process, resulting in the sale of Nortel IP assets in July 2011 to Rockstar Consortium. Prior to joining Nortel, Mr. Veschi ran licensing businesses at Agere Systems (Lucent Microelectronics spinoff) and LSI Corporation (now Broadcom). In 2011, Mr. Veschi also served on the Board of MOSAID Technologies Incorporated, one of the world’s leading IP companies, focused on the licensing and development of semiconductor and communications technologies.

Director Qualifications: Mr. Veschi brings over twenty years of law firm and corporate IP experience, including over ten years as the CEO or GM of successful IP licensing businesses. These experiences at Agere, LSI, Nortel and Rockstar make him familiar with the challenges that Immersion faces as an IP licensing company and position him to advise Immersion on such challenges.

Sharon Holt

Director since 2016

Age: 53

Board Committee: Compensation, Nominating & Governance

Other Public Company Boards: None

Education: BSEE from Virginia Polytechnic Institute and State University

Professional Experience: Ms. Holt is a Principal at Fraser Stuart Ventures, LLC, a private investment and advisory firm. Since 2012 she has served as an advisor to several technology companies, including Analogix Semiconductor, a semiconductor designer and manufacturer, Lumileds, a developer and manufacturer of LED solutions, Kandou Bus., S.A., a technology development and licensing company, and Mgestyk Technologies, a developer and licensor of gesture control technology. Ms. Holt was a senior executive at Rambus, a leading technology development and licensing company, from 2004 to 2012 where she served as Senior Vice President of Sales, Licensing and Marketing, and Senior Vice President and General Manager of the Semiconductor Business Group. From 1999 to 2004, Ms. Holt was an executive at Agilent Technologies in the Semiconductor Products Group (now Broadcom), where her last position was Vice President & General Manager of Americas Field Operations, overseeing sales and technical support operations for the semiconductor business. Prior to that, she ran sales operations focused on Agilent’s largest global customers. From 1986 to 1999, Ms. Holt worked at HP in Applications Engineering, Sales, and Distribution Channel Management for the Semiconductor Products Group.

Director Qualifications: Ms. Holt brings more than 30 years of experience in semiconductors and embedded technologies, and has a proven track record of developing business and partnerships with market-leading technology companies. Her experience at Agilent and Rambus, and her role advising technology companies looking to optimize their intellectual property and licensing business strategy, customer engagements, and strategic partnerships make her an ideal advisor to Immersion in putting its business and licensing strategies into practice.

Daniel McCurdy

Director since 2017

Age: 61

Board Committee: Nominating and Corporate Governance

Other Public Company Boards: None

Education: B.A. from University of North Carolina

Professional Experience: Mr. McCurdy became CEO of Provenance Asset Group LLC in September 2017. In addition, he is a partner with Quatela Lynch McCurdy LLC, an advisory firm assisting companies in growth strategies that leverage intellectual property, since January 1, 2017. Previously, Mr. McCurdy was Senior Vice President, RPX Corporation from July 1, 2014 through December 31, 2016. From 2008 through June 2014, he was CEO of Allied Security Trust, and Chairman and CEO of PatentFreedom, the world’s leading source of information on Non-Practicing Entities. In June 2014, PatentFreedom was acquired by RPX. Previously, Mr. McCurdy was founding CEO of ThinkFire; President of Intellectual Property of Lucent Technologies and Bell Laboratories; a Vice President of IBM responsible for the creation of its Life Sciences business unit; a Vice President of Ciena Corporation where he directed merger, acquisition and corporate development; Director of Business Development for IBM Research; and Manager of Technology and Intellectual Property Policy for IBM worldwide.

Director Qualifications: Mr. McCurdy brings more than 25 years of international executive experience in the technology, corporate development and intellectual property fields. His experience makes him uniquely qualified to advise Immersion on its use of its intellectual property and technology assets to maximize shareholder value.

Carl Schlachte

Director since 2011 Chairman of the Board since July 2012 and Interim Chief Executive Officer since November 29, 2017

Age: 54

Board Committees: None

Other Public Company Boards: None

Education: B.S. from Clemson University

Professional Experience: Mr. Schlachte was appointed interim Chief Executive Officer on November 29, 2017. In addition, Mr. Schlachte is Chairman, President and CEO of Ventiva, Inc., which designs and develops thermal management technologies for consumer applications in mobile computing, power electronics and LED lighting. From 2006 to December 2011, Mr. Schlachte was Chairman of the Board of MOSAID Technologies Incorporated, a leading IP companies, focused on the licensing and development of semiconductor and communications technologies. From 2004 to 2009, Mr. Schlachte was President and CEO of ARC International, a leading provider of multimedia solutions to semiconductor companies worldwide. From October 2010 to 2016, Mr. Schlachte served on the Board of Peregrine Semiconductor Corp.

Director Qualifications: Mr. Schlachte brings more than 25 years of experience in the semiconductor industry, including CEO roles at global fabless semiconductor and IP companies and executive positions at Motorola and ARM Holdings plc. He has served on various public company boards and has developed a high level of financial literacy during his career as a C-level executive by overseeing the financial matters of the companies he has led.

Nomination of Directors

The entire Board of Directors is responsible for nominating members for election to the Board and for filling vacancies on the Board that may occur between annual meetings of stockholders. The Nominating and Corporate Governance Committee is responsible for identifying, screening, and recommending candidates to the entire Board for Board membership. The Nominating and Corporate Governance Committee works with the Board to determine the appropriate characteristics, skills, and experience for the Board as a whole and its individual members. In evaluating the suitability of individual Board members, the Board takes into account many factors, which are described in further detail below. The Board evaluates each individual in the context of the Board as a whole with the objective of retaining a group of directors with diverse and relevant experience that can best perpetuate our success and represent stockholder interests through sound judgment.

The Nominating and Corporate Governance Committee may seek the input of other members of the Board or management in identifying candidates who meet the criteria outlined above. In addition, the Nominating and Corporate Governance Committee may use the services of consultants or a search firm. The Nominating and Corporate Governance Committee will consider recommendations by our stockholders of qualified director candidates for possible nomination by the Board. Stockholders may recommend qualified director candidates by writing to our Corporate Secretary at Immersion Corporation, 50 Rio Robles, San Jose, California 95134. Submissions should include information regarding a candidate’s background, qualifications, experience, and willingness to serve as a director. Based on a preliminary assessment of a candidate’s qualifications, the Nominating and Corporate Governance Committee may conduct interviews with the candidate or request additional information from the candidate. The Nominating and Corporate Governance Committee uses the same process for evaluating all candidates for nomination by the Board, including those recommended by stockholders. Our Bylaws permit persons to be nominated as directors directly by stockholders under certain conditions.

In order for a stockholder to nominate a director or directors, the stockholder must submit the proposal to nominate in writing to our Corporate Secretary on or before January 8, 2019. If we increase the number of directors to be elected at our 2019 Annual Meeting of Stockholders and there is no public announcement by us naming the nominees for additional directorships by January 8, 2019, we must receive proposal for nominations no later than the close of business on the 10th day following the day on which such public announcement is made. In addition, the stockholder proponent, or a representative who is qualified under state law, must appear in person at the 2019 Annual Meeting of Stockholders to present such proposal. Proposals should be sent to our Corporate Secretary, Immersion Corporation, 50 Rio Robles, San Jose, California 95134.

Qualifications of Directors and Nominees

When evaluating potential director nominees, the Nominating and Corporate Governance Committee considers each individual’s professional expertise and educational background in addition to the individual’s general qualifications. The Nominating and Corporate Governance Committee works with the Board to determine the appropriate mix of backgrounds and experiences in order to establish and maintain a Board that is strong in its collective knowledge and that can fulfill its responsibilities and oversee our business consistent with its fiduciary duty to stockholders.

The Nominating and Corporate Governance Committee communicates with the Board to identify backgrounds, qualifications, professional experiences, and areas of expertise that impact our business that are particularly desirable for our directors to possess in order to help meet specific Board needs, including:

•   Industry knowledge, especially in our key markets of mobile devices, gaming, VR/AR and automotive, which is vital in understanding and reviewing our strategy;

•   Operating experience as current or former executives, which gives directors specific insight, and expertise that will foster active participation in the development of our business strategy and provide the appropriate tools for overseeing the implementation of our operating plan;

•   Executive leadership experience, which gives directors who have served in significant leadership positions strong abilities to motivate and manage others and to identify and develop leadership qualities in others;

•   Accounting and financial expertise, which enables directors to analyze our financial statements and oversee our accounting and financial reporting processes;

•   Public company board and corporate governance experience, which provides directors a solid understanding of their extensive and complex oversight responsibilities and furthers our goals of greater transparency, accountability for management and the Board, and protection of our stockholders’ interests; and

•   Technology licensing and IP monetization experience, which is the core focus of our strategy.

The following table highlights each director’s or director nominee’s specific skills, knowledge and experience. A particular director may possess other skills, knowledge or experience even though they are not indicated below.

	Industry	Operating	Leadership	Accounting and Financial	Public Company Board/ Corporate Governance	Technology Licensing and IP Monetization
Director
Sharon Holt	✓	✓	✓	✓		✓
Carl Schlachte	✓	✓	✓	✓	✓	✓
Jack Saltich	✓	✓	✓	✓	✓	✓
David Sugishita	✓	✓	✓	✓	✓
John Veschi	✓	✓	✓	✓	✓	✓
Daniel McCurdy	✓	✓	✓	✓		✓

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experience in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Corporate Governance

We are committed to good corporate governance, which promotes the long-term interests of stockholders, strengthens Board and management accountability and helps build public trust. The Board of Directors has established Corporate Governance Principles which provide a framework for our effective governance. The principles address matters such as the director responsibilities, director qualifications, determination of director independence, Board committee structure, Chief Executive Officer performance evaluation and management succession. The Board regularly reviews developments in corporate governance and updates the Corporate Governance Principles and other governance materials as it deems necessary and appropriate.

The corporate governance section of our website makes available our corporate governance materials, including the Corporate Governance Principles, our Stock Ownership Policy, the charters for each Board committee and our Code of Business Conduct and Ethics. To access these documents on our website, www.immersion.com, click on “Investor Relations” and then “Governance.”

Board Leadership Structure

Our Board has determined that having a lead independent director during the time that our Chairman of our Board is serving as interim Chief Executive Officer is in our best interests and those of our stockholders. This Board structure enhances the independence of our Board from our management by ensuring a greater role for the independent directors in our oversight and active participation of the independent directors in setting agendas and establishing priorities and procedures for our Board. In addition, separating these roles allows our interim Chief Executive Officer to focus his efforts on running our business and managing our day-to-day operations, while allowing our Board to benefit from our lead independent director’s extensive experience in leadership roles at public companies and advising technology companies looking to optimize their intellectual property and licensing business strategy, customer engagements, and strategic partnerships. Every regular meeting of our Board includes a meeting of our independent non-executive directors without management present.

Board Leadership Structure

•   Chairman of the Board: Carl Schlachte

•   Interim Chief Executive Officer: Carl Schlachte

•   Lead Independent Director: Sharon Holt

•   All of our non-employee directors are independent.

Risk Management

Our Board recognizes the importance of effective risk oversight in running a successful business and in fulfilling its fiduciary responsibilities for us and our stockholders. Consistent with our Board leadership structure, our Chief Executive Officer and other members of our executive team are responsible for the day-to-day management of risk, while our Board is responsible for ensuring that we have an appropriate culture of risk management, set the right “tone at the top,” oversee our aggregate risk profile and assist management in addressing specific risks.

Our Board exercises its oversight responsibility for risk both directly and through its standing committees. Strategic, operational and competitive risks also are presented and discussed at our Board’s quarterly meetings, and more often as needed. On at least an annual basis, our Board conducts a review of our long-term strategic plans and members of our executive team report on our top risks and the steps management has taken or will take to mitigate these risks. On a regular basis between Board meetings, our Chief Executive Officer provides updates to the Board on the critical issues we face and recent developments in our principal markets.

Risk Management

•   Our Board oversees risk management.

•   Our Board and standing committees spend a portion of their time reviewing and discussing specific risk topics.

•   Company management is charged with managing risk through internal processes and controls.

Our Audit Committee is responsible for reviewing our risk management framework and programs, as well as the framework by which management discusses our risk profile and risk exposures with our full Board and its committees. Our Audit Committee meets regularly with our Chief Financial Officer, our independent auditor, our General Counsel, and other members of senior management to discuss our major financial risk exposures, financial reporting, internal controls, credit and liquidity risk, compliance risk, key operational risks, and our risk management framework and programs. Other responsibilities include at least annually reviewing the implementation and effectiveness of our compliance and ethics program and our business continuity plan and test results. Our Audit Committee meets regularly in separate executive sessions with the independent auditor, as well as with Audit Committee members only, to facilitate a full and candid discussion of risk and other issues.

Our Compensation Committee is responsible for overseeing human capital and compensation risks, including evaluating and assessing risks arising from our compensation policies and practices for all employees and ensuring executive compensation is aligned with performance. Our Compensation Committee also is charged with monitoring our incentive and equity-based compensation plans, including employee benefit plans. For additional information regarding the Compensation Committee’s review of compensation-related risk, please see the section of this annual report entitled “Compensation Discussion and Analysis—Risk Assessment of Compensation Programs.”

Our Nominating and Corporate Governance Committee oversees risks related to our overall corporate governance, including Board and committee composition, Board size and structure, director independence, and our corporate governance profile and ratings. Our Nominating and Corporate Governance Committee also is actively engaged in overseeing risks associated with succession planning for our Board and management.

Our Board believes that one of its primary responsibilities is to oversee the development and retention of executive talent and to ensure that an appropriate succession plan is in place for our Chief Executive Officer and other members of management. Each year, the Nominating and Corporate Governance Committee meets with our Vice President, Human Resources and other executives to discuss management succession planning and to address potential vacancies in senior leadership. The Nominating and Corporate Governance Committee also annually reviews with the Board succession planning for our Chief Executive Officer. In addition to executive and management succession, the Nominating and Corporate Governance Committee regularly oversees and plans for director succession and refreshment of the Board to ensure a mix of skills, experience, tenure, and diversity that promote and support the Company’s long-term strategy. In doing so, the Nominating and Corporate Governance Committee takes into consideration the overall needs, composition and size of the Board, as well as the criteria adopted by the Board regarding director candidate qualifications. Individuals identified by the Nominating and Corporate Governance Committee as qualified to become directors are then recommended to the Board for nomination or election.

Board and Committee Self-Evaluations

Each year, the Nominating and Corporate Governance Committee oversees the self-evaluation process of the Board, committees and Chairman. The process is conducted using a detailed questionnaire which (a) provides for quantitative ratings in key area and (b) seeks subjective comment in each of these areas. The questionnaire is submitted to our outside counsel who compiles the results and reports them back to the Board.

Company Policies

Our Board has adopted several policies governing directors, employees, and/or officers: a) Code of Business Conduct and Ethics that outlines the principles of legal and ethical business conduct; b) Stock Ownership Policy, which requires our CEO and non-employee directors to have a direct ownership in Immersion’s common stock; and c) Insider Trading Policy, which outlines the procedures and guidelines governing securities trades by our employees.

The Code of Business Conduct and Ethics is applicable to all of our directors, employees, and officers and is available on our website at http://ir.immersion.com/governance.cfm. Any substantive amendment or waiver of this policy may be made only by our Board upon a recommendation of the Audit Committee and, as required by applicable SEC rules, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by disclosing such information on our website.

The Stock Ownership Policy is applicable to our CEO and non-employee directors and is available on our website at http://ir.immersion.com/governance.cfm. This policy requires that these individuals hold stock equal in value to three times the amount of their annual cash retainer/base salary. This is calculated once a year and there is a five year period in which to comply. If it is determined that a particular person does not comply with the policy, the individual will be notified and will be required to retain 50% of the net shares received as a result of any exercise, vesting or payment of any equity awards until he or she becomes compliant.

The Insider Trading Policy applies to all of our current and former employees, directors, independent contractors, agents and consultants. The Insider Trading Policy prohibits short sales, hedging or pledging of stock by employees, officers or directors.

Communications by Stockholders with Directors

Stockholders may communicate with any and all directors by transmitting correspondence by mail, facsimile, or e-mail, addressed as follows: Board or individual director, c/o Corporate Secretary, Immersion Corporation, 50 Rio Robles, San Jose, California 95134; Fax: (408) 350-7994; E-mail Address: corporate.secretary@immersion.com. Our Corporate Secretary will maintain a log of such communications and transmit as soon as practicable such communications to the identified director addressee(s). The acceptance and forwarding of a communication to any director does not imply that the director owes or assumes any fiduciary duty to the person submitting the communication, all such duties being only as prescribed by applicable law.

Board Meetings and Committees of the Board

Attendance at Board, Committee and Annual Stockholder Meetings

Our Board and its committees meet throughout the year on a set schedule, hold special meetings as needed, and act by written consent from time to time. The Board met twelve times during 2017. Each director attended at least 75% of the meetings of the Board and of any committees of the Board on which he serves. The total number of meetings held by each committee is set forth below under “Committees of the Board.”

We make every effort to schedule our annual meeting of stockholders at a time and date to accommodate attendance by directors, taking into account the directors’ schedules. All directors are encouraged to attend the annual meeting of stockholders. Six of our directors attended our 2017 annual meeting of stockholders.

Executive Sessions of the Board

The non-executive members of our Board and all committees of our Board meet in executive session without management present at each regularly scheduled in-person Board and committee meeting.

Committees of the Board

The Board has a separately-designated standing Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee.

The Board has also adopted a written charter for each of the Board committees. Each charter is available on our website at http://ir.immersion.com/governance.cfm.

In each case, our Board has delegated the responsibilities set forth below to the respective committee; however, our Board may from time to time, perform the duties itself.

The table below provides current membership (M) and chairmanship (C) information for each standing committee as of June 1, 2018.

Name	Audit	Compensation	Nominating and Corporate Governance
Sharon Holt		M	M
Daniel McCurdy			M
Jack Saltich	M	C
Carl Schlachte
David Sugishita	C	M
John Veschi	M		C

Audit Committee and Audit Committee Financial Expert

Members:	David Sugishita (Chairman) Jack Saltich John Veschi
Number of Meetings in Fiscal Year 2017:	6
Independence:

Our Board has determined that each member of the Audit Committee meets the independence criteria set forth in the applicable rules of The NASDAQ Stock Market and the SEC for Audit Committee membership.

Financial Expert:

Our Board has determined that all members of the Audit Committee possess the level of financial literacy required by applicable NASDAQ Stock Market and SEC rules and that in accordance with section 407 of the Sarbanes-Oxley Act of 2002, at least one member of the Audit Committee, Mr. Sugishita, is an “audit committee financial expert,” as defined in the rules of the SEC.

Responsibilities:

Our Audit Committee provides assistance to our Board in various matters, including fulfilling its responsibilities with respect to the following:

•   retaining our independent registered public accounting firm;

•   reviewing the scope of audit and pre-approving permissible non-audit services by our independent registered public accounting firm;

•   reviewing the accounting principles and auditing practices and procedures to be used for our financial statements;

•   reviewing the results of the audits of our financial statements;

•   reviewing risk management framework and programs; and

•   reviewing related party transactions.

    Compensation Committee

Members:	Jack Saltich (Chairman) Sharon Holt David Sugishita
Number of Meetings in Fiscal Year 2017:	4
Independence:

Our Board has determined that each member of the Compensation Committee meets the independence criteria set forth in the applicable NASDAQ Stock Market rules, is a “non-employee director,” as defined in Rule 16b-3 under Section 16 of the Exchange Act, and is an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Responsibilities:

Our Compensation Committee provides assistance to our Board in various matters, including with respect to the following:

•   overseeing our general compensation structure, policies and programs, and assessing whether our compensation structure establishes appropriate incentives for management and employees and properly aligning executive compensation with stockholder interests and business performance;

•   making recommendations to the Board with respect to and administration of our equity-based compensation plans, including our equity incentive plans and employee stock purchase plan;

•   reviewing and approving compensation packages for our executive officers;

•   reviewing and approving employment and retention agreements and severance arrangements for executive officers, including change-in-control provisions, plans or agreements; and

•   reviewing the compensation of directors for service on the Board and its committees and recommending changes in compensation to the Board.

Other than the delegation to the Chief Executive Officer of the authority to grant awards under certain equity plans pursuant to guidelines set by the Board, our Compensation Committee has not delegated any of its duties under its charter. The Compensation Committee may, however, from time to time, delegate duties or responsibilities to subcommittees or to one member of the Compensation Committee.

    Nominating and Corporate Governance Committee

Members:	John Veschi (Chairperson) Sharon Holt Daniel McCurdy
Number of Meetings in Fiscal Year 2017:	3

Independence:	Our Board has determined that each member of the Nominating and Corporate Governance Committee meets the criteria for independent Board members set forth in the applicable NASDAQ Stock Market rules.
Responsibilities:

Our Nominating and Corporate Governance Committee provides assistance to our Board in various matters, including fulfilling its responsibilities with respect to the following:

•   identifying, evaluating and recommending candidates for Board positions to our Board and recommending to our Board policies on Board and committee composition and criteria for Board membership;

•   recommending to our Board, and reviewing on a periodic basis, our succession plan, including policies and principles for selection and succession of the Chief Executive Officer in the event of an emergency or the resignation or retirement of our Chief Executive Officer;

•   periodically reviewing policies and the compliance of senior executives with respect to these policies;

•   reviewing our compliance with corporate governance listing requirements of The NASDAQ Stock Market; and

•   assisting our Board in developing criteria for the annual evaluation of our Chief Executive Officer, director and committee performance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors, and persons who beneficially own more than 10% of our common stock were complied with during the fiscal year ended December 31, 2017.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This section describes our fiscal year 2017 (“fiscal 2017”) compensation program for our executive officers, all of whom we refer to collectively as our “named executive officers.” Our named executive officers for fiscal 2017 were as follows:

Name	Title
Carl Schlachte (1)	Interim Chief Executive Officer
Victor Viegas (1)	Former Chief Executive Officer
Nancy Erba	Chief Financial Officer
Anne Marie Peters	General Counsel and Senior Vice President, IP Licensing and Legal Affairs
Mahesh Sundaram (2)	Former Vice President, Worldwide Sales and Customer Support

(1)	On November 29, 2017, Mr. Viegas agreed to resign as Chief Executive Officer and Mr. Schlachte was appointed as Interim Chief Executive Officer.

(2)	Mr. Sundaram’s employment was terminated on December 7, 2017.

Executive Summary

In this Compensation Discussion and Analysis, we summarize our objectives regarding the compensation of our named executive officers, including how we determined the elements and amounts of their compensation for fiscal 2017. Included below are discussions regarding how our executive compensation program ties to our strategic goals and objectives and supports stockholder value creation. Specifically, we will discuss our compensation philosophy, our compensation approach, our compensation determinations and our policies and practices related to executive compensation. Our executive compensation program reflects a commitment to:

•	align compensation with our annual and long-term business objectives and performance;

•	enable us to attract, retain and reward executive officers and other key employees who contribute to our long-term success;

•	motivate our executive officers to enhance long-term stockholder value; and

•	position us competitively among the companies against which we recruit and compete for talent.

2017 Executive Compensation Program.

In determining the compensation of our named executive officers for fiscal 2017, the Compensation Committee evaluated various factors, including the following:

•	our overall business and financial performance;

•	how our compensation program can drive our strategic goals and support stockholder value creation;

•	the individual’s performance, experience and skills;

•	compensation previously paid or awarded to the individual; and

•	competitive market data for similar positions based on an analysis consisting of a blend of data from our peer group and the technology survey data from Radford Associates, a unit of Aon Hewitt.

For fiscal 2017, the Compensation Committee approved an executive compensation program that consisted of three principal elements: base salary, short term cash incentive awards under our executive incentive plan (“EIP”) and long-term equity-based incentive awards (“LTI”). The Compensation Committee believes that, by allocating compensation among these elements, our overall executive compensation program appropriately balances compensation-related risk and the desire to focus our named executive officers on specific short-term and long-term goals important to our overall success. Consistent with our pay-for-performance philosophy, a significant portion of the target total direct compensation of our named executive officers in fiscal 2017 was variable or at-risk.

For our Chief Executive Officer, 76% of his target total direct compensation was subject to annual performance goals or tied to the appreciation in value of our common stock. For our other named executive officers as a group, 61% of their target total direct compensation was subject to annual performance goals or tied to the appreciation in value of our common stock.

For the compensation of our interim Chief Executive Officer, the Compensation Committee approved a compensation structure that consisted of base salary and an option to purchase 60,790 shares of our common stock that vests in one year based on various factors, including the time commitment and expected duration of the role.

The following table summarizes total target direct compensation for our named executive officers in fiscal 2017:

	Base Salary		Executive Incentive Plan (EIP)		Equity Award (2)	Total
Name	2017 Base Salary ($)(1)	Percent Change Compared to 2016	2017 EIP Award Target ($)	2017 EIP Award Payout ($)	2017 Equity Award ($)
Carl Schlachte (3)	250,000	—	—	—	180,467	430,467
Victor Viegas (4)	415,000	—	456,500	—	842,838	1,714,338
Nancy Erba	310,500	3.5	155,250	—	346,000	811,750
Anne Marie Peters	347,760	3.5	208,656	—	432,500	988,916
Mahesh Sundaram (5)	348,148	3.5	208,889	—	432,500	989,537

(1) Represents annual base salary rate. Differs from actual paid as reported in the Summary Compensation Table due to payroll period allocation and time served.

(2) Represents grant date fair value as reported in the Summary Compensation Table.

(3) Mr. Schlachte commenced his employment as Interim Chief Executive Officer on November 29, 2017. This does not include any compensation he received in his capacity as a director or Chairman of the Board.

(4) Mr. Viegas terminated his employment with the Company as Chief Executive Officer on November 29, 2017.

(5) Mr. Sundaram’s employment was terminated on December 7, 2017.

Executive Compensation Governance Policies and Practices

In designing our executive compensation program, we have implemented policies and practices to create alignment with our stockholders and that support our commitment to good corporate governance as follows:

•

Clawback Policy. We have the authority to require repayment of certain annual cash incentives in instances of fraudulent activity and/or misstated financials or otherwise inaccurate financial reporting.

•

No Tax Gross-Ups. Tax gross-ups are not provided to our executive officers for personal expenses or if excise taxes are incurred following a qualifying termination of employment in connection with a change in control of the Company.

•

Independent Compensation Consultant. The Compensation Committee has engaged Compensia, Inc. (“Compensia”) to act as its independent compensation consultant. Compensia provides services only to the Compensation Committee and provided no other services to us during fiscal 2017.

•

Stock Ownership Guidelines. We have established stock ownership guidelines to further align our CEO’s interests with those of our stockholders. The guidelines require our CEO to acquire and hold shares of our common stock having a value equal to three times his base salary divided by the average closing price for the 12-month period ending on September 30.

•	Capped Award Payouts. We set maximum award levels on our executive incentive plans.

•	No Repricing of Underwater Options. Repricing of stock options is expressly prohibited by our equity incentive plan without the approval of our stockholders.

•	No Executive Pension Benefits. Named executive officers participate in the same defined contribution retirement plans as our other employees.

The Compensation Committee believes that the policies and practices described above clearly demonstrate our commitment to, and consistent execution of, an effective performance-oriented executive compensation program.

2017 Say on Pay Vote

At the annual meeting of our stockholders held in June 2017, approximately 55% of the total stockholders’ votes cast were cast in favor of the fiscal 2016 compensation of our named executive officers. The Compensation Committee will be considering this result in structuring the compensation for the Company’s permanent Chief Executive Officer when such individual is hired.

Compensation Philosophy

The primary objective of our executive compensation program is to align compensation with our overall business goals and stockholder interests. Our compensation objective is to attract and retain top tier executive talent capable of managing in a dynamic business environment and motivate them to achieve above-market performance with a long-term view in creating stockholder value. To this end, our executive compensation philosophy reflects:

•	a pay-for-performance model that delivers pay based on overall company and individual performance;

•	an emphasis on long-term equity-based incentive awards that link a meaningful portion of executive compensation to the appreciation in value of our common stock; and

•	evaluation of our pay levels and compensation practices against a peer group that is reasonable and appropriate for our company.

Our named executive officers’ total compensation, with the exception of our interim Chief Executive Officer, includes base salary, short term cash incentive awards under our executive incentive plan, and long-term equity incentive compensation. Our interim Chief Executive Officer’s compensation includes base salary and a stock option grant that vests in one year.

Compensation Element	Objectives	Key Features
Base Salaries	To provide a fixed level of cash compensation to reward demonstrated experience, skills and competencies relative to the market value of the job.	Adjustments are considered annually based on individual performance, level of pay relative to market and internal pay equity.

Compensation Element	Objectives	Key Features
Short-Term Cash Incentive Awards

Rewards annual corporate and individual performance and achievement of strategic goals.

Aligns named executive officers’ interests with those of our stockholders by promoting strong annual results through revenue growth and operating efficiency.

Retains named executive officers by providing market-competitive compensation.

Aligns executive team to common goal of achieving annual operating plan.

Short-term cash incentive payments are cash awards based on financial targets—Revenue and Non-GAAP Net Income (as defined below in the section entitled “Executive Incentive Plans”)—for all named executive officers. A portion of the cash incentive award is also based on individual performance evaluated against individual performance goals. Annual incentive awards can vary from 0% to 216% of the target amount for the Chief Executive Officer and 0% to 204% for all other Named Executive Officers. For payment to have been made under the objective component of the plans, the minimum revenue and Non-GAAP Net Income target levels need to have been met.

Long-Term Incentive Awards (Equity Awards)

Aligns named executive officers’ interests with long-term stockholder interests by linking part of each named executive officers’ compensation to stock price performance.

Provides opportunities for wealth creation and ownership which promotes retention and enables us to attract and motivate our named executive officers.

Retention of named executive officers through multi-year vesting of equity granted and multi-year performance periods.

Uses different equity types, including stock options and restricted stock unit (“RSU”) awards to balance stockholder interests and retention.

Long-term equity awards generally vest in increments over a three or four-year period.

In the case of our Chief Executive Officer, certain vesting is linked to performance-based conditions.

Our executive officers are also eligible to participate in our health and benefits plans, retirement savings plans and our employee stock purchase plan, which are generally available to all of our employees. Although the Compensation Committee has not established a fixed policy for the allocation between cash and equity compensation or short-term and long-term compensation, the Compensation Committee, as part of its evaluation of the compensation of our executive officers, reviews not only the individual elements of compensation, but also total compensation.

Role of Compensation Committee

The Compensation Committee reviews and recommends to the Board for approval all compensation programs (including equity compensation) applicable to our named executive officers and directors, our overall strategy for employee compensation, and the specific compensation of our Chief Executive Officer. The Compensation Committee approves the compensation of all other executive officers. The Compensation Committee has the sole authority to select, retain, and terminate special counsel and other experts (including compensation consultants), as it deems appropriate.

Role of Chief Executive Officer in Compensation Decisions

While the Compensation Committee determines our overall compensation philosophy, our Board sets the compensation for our Chief Executive Officer. Our Chief Executive Officer also provides our Board and the Compensation Committee with his perspective on the performance of our named executive officers as part of the determination of the individual portion payable under the executive incentive plans (as described below) and the annual personnel review as well as a self-assessment of his own performance. Our Chief Executive Officer is not present during any discussions by the Compensation Committee or our Board relating to his own compensation. Our Chief Executive Officer recommends to the Compensation Committee specific compensation amounts for named executive officers other than himself, and the Compensation Committee considers those recommendations and the information provided by its compensation consultant concerning peer group comparisons and industry trends when making its compensation decisions. Our Chief Executive Officer, Vice President of Human Resources, and General Counsel regularly attend the Compensation Committee’s meetings to provide perspectives on the competitive landscape and the needs of the business, information regarding our performance, and technical advice. Members of the Compensation Committee also participate in our Board’s annual review of the Chief Executive Officer’s performance and its setting of annual performance goals, in each case led by our independent Chairman of the Board. See “Board Structure” above for further details.

Role of the Compensation Consultant

The Compensation Committee uses a compensation consultant primarily to provide input on compensation trends and developments and to assist with the analysis of competitive executive compensation levels and trends. The compensation consultant also provides a valuable outside perspective on executive compensation practices.

In establishing executive compensation for fiscal 2017, the Compensation Committee engaged Compensia to serve as its compensation consultant. During fiscal 2017, Compensia advised the Compensation Committee on executive compensation matters, including performing an executive compensation assessment, a peer group review and development, the structure of our compensation program, risk mitigation, and disclosure about executive compensation. Compensia was engaged directly by the Compensation Committee and does not provide any other unrelated products or services to us. Based on its review of the factors set forth in the Nasdaq listing standards, the Compensation Committee has determined that the work performed by Compensia during fiscal year 2017 did not raise a conflict of interest.

Peer Group and Competitive Positioning

In performing the executive compensation assessment for our Chief Executive Officer and Chief Financial Officer, Compensia used market data that reflected a 50/50 blend of (1) compensation data from the peer group below and (2) national Radford technology survey data for companies with $50 to $200 million in revenues. In performing the executive compensation assessment for all other executive officers, Compensia used the national Radford technology survey data for companies with $50 to $200 million in revenues. Compensia also reviewed for all executive officers the same blend using Bay Area Radford technology survey data. The companies comprising the peer group used by Compensia to aid in evaluating the compensation of our executive officers for fiscal 2017 were:

CEVA, Inc.	Digimarc Corp.	DSP Group
Intermolecular	Kopin	Mesa Laboratories
NVE	PDF Solutions	SeaChange International
Wi-LAN

In determining the peer group for fiscal 2017, the Compensation Committee reviewed the peer group used in fiscal 2016 against the objective criteria used for selecting peers in 2016 including companies in the IP licensing or semiconductor industry with revenues that were approximately one-half to three times our estimated revenues for 2016 and market capitalizations equal to approximately one-half to three times our market capitalization. Although some of the companies did not meet all of the criteria in fiscal 2017, the Compensation Committee elected to keep certain of these companies as part of the peer group due to the overlap of companies with the ISS-defined peer group and the lack of other similarly-situated companies.

Compensation Determinations

The Compensation Committee made compensation determinations for our named executive officers for fiscal 2017 based on the analysis of pay levels compared to the data provided by Compensia as described above and the factors described under the heading “2017 Executive Compensation Program” above. In making these determinations, our general approach is to position the target compensation for our named executive officers based on its evaluation of the competitive market data described above. While the Compensation Committee believes that comparisons to competitive market data are a useful tool, it does not believe that it is appropriate to establish executive compensation levels based solely on a comparison to market data. Due to the variations between companies’ reporting and the roles for which compensation for these companies is ultimately disclosed, directly comparable information is not available from each peer group company with respect to each of our named executive officers. In considering market compensation data, the Compensation Committee recognizes that executives at different companies can play significantly different roles, with different responsibilities and scopes of work, even though they may hold similar titles or nominal positions. The Compensation Committee therefore uses the competitive market data as a starting point while also considering subjective factors such as experience, skills, competencies and performance and the factors described under the heading “2017 Executive Compensation Program” above. After reviewing these various factors, the Compensation Committee relies upon the judgment of its members and makes adjustments to a named executive officer’s compensation below or above the targeted percentile ranges. As a result, target compensation for each of our named executive officers may fall below or above positioning relative to the peer group for a particular element of compensation.

In determining the compensation for our interim Chief Executive Officer, the Compensation Committee reviewed market practices for recent interim Chief Executive Officers, including recent interim CEO compensation arrangements at technology companies as well as the companies in the peer group and the compensation for the Company’s most recent chief executive officer.

Base Salary

In determining base salaries for our named executive officers, the Compensation Committee considered the market data for executives serving in similar positions, as well as each named executive officer’s individual performance, experience and skills. Any base salary increases were effective February 1, 2017.

The named executive officers’ base salaries for 2017, as compared to 2016, were as follows:

Name	2016 Base Salary ($)(1)	2017 Base Salary ($)(1)	% Increase
Carl Schlachte	—	250,000
Victor Viegas	415,000	415,000	—
Nancy Erba	300,000	310,500	3.5
Anne Marie Peters	336,000	347,760	3.5
Mahesh Sundaram	336,375	348,148	3.5

(1) Differs from actual paid as reported in the Summary Compensation Table due to payroll period allocation.

In determining Mr. Schlachte’s base salary, the Compensation Committee designed his target total direct compensation, including base salary and stock option grant, at approximately 30% of the total compensation of our prior Chief Executive Officer’s annual total compensation, which target represents the market median based for recent interim Chief Executive Officers at technology companies as provided by the Compensation Committee’s compensation consultant.

Mr. Viegas’ base salary was not adjusted in 2017, placing him at just above the 50th percentile of the executives holding comparable positions at the companies in the peer group.

Ms. Erba received a market increase in base salary, keeping her salary at approximately the 50th percentile of the executives holding comparable positions at the companies in the peer group.

Ms. Peters’ base salary is outside the range of executives holding comparable positions at the companies in the peer group because she plays a dual role in the Company as general counsel and Senior Vice President of IP Licensing, which role does not have comparable data in the peer group and which role requires a specific skill set.

Mr. Sundaram’s base salary is outside the range of the executives holding comparable positions at the companies in the peer group due to previously disclosed employment arrangements which were negotiated upon hiring, including a determination by the Compensation Committee at that time that it was appropriate to offer Mr. Sundaram a base salary that was outside of the ranges provided for similarly sized companies due to his extensive experience with IP licensing sales as well as his salary at his position prior to joining Immersion.

Executive Incentive Plan

The executive incentive plan is a cash incentive programs designed to align executive compensation with annual performance and to enable us to attract, retain, and reward individuals who contribute to our success and to motivate such individuals to enhance our value. The Compensation Committee believes that aggregate incentive payouts should be closely linked to our performance, with individual compensation differentiated based on individual performance. Thus, funding and payouts under the executive incentive plans are dependent and based on our performance and each individual named executive officer’s performance. The Compensation Committee reserves the right to cancel, suspend, amend or revise all or any part of the executive incentive plan for any reason at any time.

The Compensation Committee established a target award value for each of our named executive officers for fiscal 2017 based on its review of competitive market data for similar positions and various other factors, including those factors listed above under the heading “2017 Executive Compensation Program” and individual performance in the prior year and the terms of employment arrangements with the individual.

Mr. Viegas’ target award percentage remained the same as 2016 at 110%, which represented target total cash compensation of above the 75th percentile of executives holding comparable positions at the companies in the peer group and within the 65th to 75th percentile of the Bay Area Radford technology survey data.

Ms. Erba’s target award percentage remained the same as 2016 at 50%, which represented target total cash compensation within the 50th to 75th percentile of the executives holding comparable positions at the companies in the peer group.

Ms. Peters’ target award percentage remained the same as 2016 at 60%, which represented total target cash compensation which was higher than the benchmark used to reflect the unique nature of her position and skill set.

Mr. Sundaram’s target award percentage remained the same as 2016 at 60%, which represented total target cash compensation which was within the 50th to 75th percentile of the executives holding comparable positions at the companies in the peer group.

For fiscal 2017, target awards under the executive incentive plan represented a significant portion of the total target cash compensation for our named executive officers, which aligns more of their compensation with the interests of the stockholders.

Executive 2017 EIP Payments

The following table sets forth the determinations of the Compensation Committee in February 2018 with respect to the executive incentive plan targets for fiscal 2017, as well as the actual amount of the cash incentive awards received by our named executive officers upon payout of the fiscal 2017 executive incentive plan.

	Fiscal 2017 EIP Target
Name	Percentage of Base Salary Rate	Award Value at Target ($)	Fiscal 2017 EIP Award Payout ($)
Carl Schlachte	—	—	—
Victor Viegas	110%	456,500	—
Nancy Erba	50%	155,250	—
Anne Marie Peters	60%	208,656	—
Mahesh Sundaram	60%	208,889	—

The Compensation Committee, with input from our Chief Executive Officer for all named executive officers other than himself, establishes (1) the performance measures based on business criteria and target levels of performance and (2) a formula for calculating each participant’s award based on our actual performance compared to the pre-established performance goals. Performance measures may be based on a wide variety of business metrics.

Our 2017 executive incentive plan was based on two independent components. A percentage of the bonus was based on the achievement by us of certain corporate financial objectives for 2017 as set forth below, and the remainder of the bonus was based on the achievement of individual management objectives. For payment to have been made under the objective component of the plans, we must have met the minimum GAAP revenue and Non-GAAP Net Income target levels set forth in the matrix below. If minimum GAAP revenue and Non-GAAP Net Income were not achieved, then the plan would not be funded. In addition, the Compensation Committee determined the performance weighting factors to be applied to the initial calculation of each named executive officer’s two independent components of the bonus, which weighting factors were based on each named executive officer’s overall individual annual performance as determined by the Compensation Committee. Each standard weighting factor was 1.0, but could be increased or decreased by 0.2 at the Compensation Committee’s discretion, as applicable. If each such weighting factor was increased or decreased from the standard weighting factor of 1.0, then such modified weighting factor was then multiplied by the applicable independently determined component of such named executive officer’s incentive plan target award to determine the total incentive payment. As a result, our Chief Executive Officer was eligible to receive a cash award of 0%-216% of his executive incentive plan target award based on the achievement of corporate financial and individual performance goals and all other named executive officers were eligible to receive a cash award of 0%-204% of their respective executive incentive plan target awards based on the achievement of corporate financial and individual performance goals.

The GAAP revenue and Non-GAAP Net Income matrix for the corporate objectives of the 2017 executive incentive plans was set by the Compensation Committee and was based on our annual operating plan. The matrix was as follows:

GAAP Revenue ($) / Non-GAAP Net	36,209,600	40,735,800	45,262,000	49,788,200	54,314,400
Income Targets ($)
(17,337,600)	125.0%	137.5%	150.0%	175.0%	200.0%
(19,504,800)	100.0	112.5	125.0	150.0	175.0
(21,672,000)	75.0	87.5	100.0	125.0	150.0
(23,839,200)	62.5	75.0	87.5	112.5	137.5
(26,006,400)	50.0	62.5	75.0	100.0	125.0

For purposes of the fiscal 2017 executive incentive plan, “GAAP revenue” means revenue recognized by us for the applicable period in accordance with GAAP and as reported in our audited financial statements, and “Non-GAAP Net Income” is GAAP Net Income adjusted to reflect an expected long-term effective tax rate of 19% less stock based compensation expense. “Non-GAAP Net Income” also excludes certain non-recurring charges including discontinued operations and other charges, as determined by the Compensation Committee. By excluding certain one-time items from the calculations, the Compensation Committee sought to reward management for achieving the annual executive incentive plan goals, while at the same time focusing on actions that drive long-term stockholder value.

Our performance for fiscal 2017 resulted in GAAP revenues of $35 million and Non-GAAP Net Loss of ($28.6) million. Because neither the GAAP revenue nor the Non-GAAP Net Income met the minimum threshold set forth on the matrix above, our named executive officers received no payout under the fiscal 2017 executive incentive plan.

For the individual performance of each named executive officer, the Compensation Committee had set management by objectives (MBOs) for fiscal 2017 in February 2017 and scored the individual based on the completion of such MBOs as of the end of fiscal 2017. In the case of Mr. Viegas, the Compensation Committee selected MBOs that included certain litigation milestones, various licensing milestones, engaging with and entering agreements with key strategic accounts, achieving commercial momentum in the mobile ads business, certain initiatives around our employee base and achieving our fiscal 2017 financial objectives. Ms. Erba’s MBOs included operationalizing the mobile ad business to enable scale, advising and assisting on providing business direction to the IP strategy, providing support in structuring licensing deals, providing IT support for cloud security and ongoing controls, providing analysis to support decision making at critical junctures in strategy and financial excellence. Ms. Peters’ MBOS’ included several initiatives related to the management of the IP licensing program, certain litigation milestones, several initiatives related to managing the creation of IP and developing licensing strategies. Mr. Sundaram’s MBOs included achieving our fiscal 2017 revenue plan and market adoption goals, partnering with the IP business development function, providing world class support for the field organization and certain organizational development milestones.

Long-Term Equity Incentive Awards

The Compensation Committee approved annual equity awards to our named executive officers in fiscal 2017 after considering individual and corporate performance generally, the total compensation levels of our executive officers and our retention objectives. The Compensation Committee also considers the compensation practices and levels of the companies in our peer group and the recommendations of our Chief Executive Officer (except with respect to his own award) when determining the size of equity awards.

As discussed above, Mr. Schlachte was granted an option to purchase 60,790 shares of our common stock as part of his compensation arrangement for serving as our interim Chief Executive Officer. Consistent with the interim nature of his role, the Compensation Committee designed the option with a vesting schedule that vests monthly over a one-year period with 100% acceleration upon a change of control of the Company. This stock option had a grant date fair value of $180,467. The combination of his base salary and the grant date fair value of his stock option resulted in Mr. Schlachte’s target total direct compensation approximating 25% of the total compensation of our prior Chief Executive Officer’s annual total compensation, and representing the market median for recent interim Chief Executive Officers at technology companies as provided by the Compensation Committee’s compensation consultant.

With respect to Mr. Viegas, the Compensation Committee granted him a stock option of which half of the shares would vest and become exercisable only if the closing price of a share of our common stock equaled or exceeded $11.25 per share for 30 consecutive trading days during the period from March 7, 2017 to March 7, 2019 after which the shares would vest pursuant to our normal and customary four-year time-based vesting schedule. The other half of the shares would vest and become exercisable pursuant to our normal and customary four-year time-based vesting schedule. This stock option had a grant date fair value of $842,838, and was positioned between the 25th and 50th percentile of the equity awards granted to executives holding comparable positions at the companies in the peer group, placing his total direct compensation between the 25th and 50th percentile of the peer group. As of November 29, 2017, the date of Mr. Viegas’ departure, the vesting conditions subject to these grants had not been met, however, as discussed below under the section entitled “Potential Payments Upon Termination or a Change in Control”, a portion of Mr. Viegas’ awards vested in connection with his departure.

The Compensation Committee granted Ms. Erba an annual restricted stock unit (“RSU”) award valued at $346,000 which vests annually over a four-year period, and which fell between the 25th and 50th percentile of the equity awards granted to executives holding comparable positions at the companies in the peer group, placing her target total direct compensation between the 50th and 75th percentile of the peer group and the 25th and 50th percentile of Bay Area Radford technology survey data.

After considering total cash compensation which was higher than the benchmark used, the Compensation Committee granted each of Mr. Sundaram and Ms. Peters an annual RSU award valued at $432,500 which vests annually over a four-year period, and which fell between the 25th and 50th percentile of equity awards granted to executives holding comparable positions at the companies in the peer group. The target total direct compensation for Mr. Sundaram falls at approximately the 50th percentile of our peer group and the target total direct compensation for Ms. Peters falls between the 50th and 75th percentile of our peer group.

Stock Options

Stock options are intended to align our named executive officers’ interests with the interests of stockholders in increasing sustainable, long-term stockholder value. We view stock options as an element of performance-based compensation because they only deliver value to a recipient if the price of our common stock increases above the price of our common stock at the time of grant and the vesting requirements have been met. Our stock options are granted with an exercise price equal to the closing market price for our common stock on the date of grant. Our stock options typically vest over a period of four years with 25% of the shares of our common stock subject to the grant vesting after the first year and 1/48th of the shares subject to the grant vesting monthly thereafter.

RSUs

We grant our named executive officers restricted stock unit awards (“RSUs”) primarily to ensure that they maintain an ownership stake in our company. By providing an ownership stake, RSUs align their financial interests with stockholders’ interests. The Compensation Committee believes that RSUs aid in retention and provide value to our executive officers, given that we do not provide pensions. In fiscal 2017, the Compensation Committee elected to slightly increase the value of the awards and extend the vesting schedule for such award from three to four years to better align the interests of our executive officers with those of our stockholders.

2017 Executive Equity Awards

The following table sets forth the long term incentive equity awards granted to our named executive officers in fiscal 2017:

Name	Position	Shares Subject to Stock Options		Shares Subject to Restricted Stock Units
Carl Schlachte	Chairman of the Board and Interim Chief Executive	91,689	(1)	—
Victor Viegas	Former Chief Executive Officer	241,660	(2)	—
Nancy Erba	CFO	—		40,000
Anne Marie Peters	General Counsel and SVP IP Licensing & Legal Affairs	—		50,000
Mahesh Sundaram	VP, Worldwide Sales & Customer Support	—		50,000

(1) Consists of (a) an option to purchase 30,899 shares of our common stock granted in June 2017 in Mr. Schlachte’s capacity as a non-employee director and (b) an option to purchase 60,790 shares of our common stock granted to Mr. Schlachte upon appointment as our interim Chief Executive Officer.

(2) Subject to vesting as follows: 50% of the shares would only vest and become exercisable upon the achievement of performance conditions on or before March 7, 2019. At the time of his departure, Mr. Viegas had vested in 84,581 shares of common stock subject to this grant.

Severance and Change in Control Payments

We have entered into retention and change in control agreements with our named executive officers with the goal of retaining such executive officers during the pendency of a proposed change of control transaction, and in order to align the interests of the executive officers with the interests of our stockholders in the event of a change in control of the Company. We believe that a proposed or actual change in control transaction can adversely impact the morale of officers and create uncertainty regarding their continued employment. Without the payments and benefits provided under the agreements, our executive officers may be tempted to leave our employment prior to the closing of the change in control, especially if they believe their employment will be terminated after the transaction closes, and any such departures could jeopardize the consummation of the transaction or our interests if the transaction does not close and we remain independent. The Compensation Committee believes that these payments and benefits serve to enhance stockholder value and align our executive officers’ interests with those of our stockholders in change in control transactions. All such agreements with the named executive officers are described in “Potential Payments upon Termination or Change in Control” elsewhere in this annual report.

Perquisites and Other Benefits

We provide certain named executive officers with perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation programs and philosophy and which benefits are generally available to all our employees. These benefits are provided to enable us to attract and retain these executive officers. The Compensation Committee periodically reviews the levels of these benefits provided to our executive officers. These benefits include participation in our health and benefits plans, retirement savings plans, housing assistance, reimbursement of certain living and education-related expenses, car services, immigration assistance, relocation assistance, and our employee stock purchase plan.

Our CEO and non-employee directors are subject to a stock ownership policy that is available on our website at http://ir.immersion.com/governance.cfm. This policy requires that these individuals hold stock equal in value to three times the amount of their annual cash retainer/base salary. This is calculated once a year and there is a five-year period in which to comply. If it is determined that a particular person does not comply with the policy, the individual will be notified and will be required to retain 50% of the net shares received as a result of any exercise, vesting or payment of any equity awards until he or she becomes compliant.

Equity Compensation Grant Practices

We do not have any program, plan, or practice to select equity compensation (including stock option) grant dates in coordination with the release of material non-public information, nor do we time the release of information to affect value. For stock options granted pursuant to our 2011 Equity Incentive Plan, employees have seven years from the date of the grant to exercise vested options, assuming they remain an employee of or service provider to us or our subsidiaries and subject to any requirements of local law. For all other stock options, employees have ten years from the date of the grant to exercise vested options, assuming they remain an employee of or service provider to us or our subsidiaries and subject to any requirements of local law.

New Hire Grants

New hire grants of equity compensation are made to eligible employees in connection with the commencement of employment. New hire grants become effective on and are priced as of the 10th business day of the month following the month of hire. These grants generally become fully vested after four years, with 25% of the shares subject to the grant vesting on the first anniversary of the date of commencement of employment and 1/48th of the shares subject to the grant vesting monthly thereafter. Grants to individuals of 50,000 shares or less, not to exceed an aggregate of 300,000 shares in any fiscal quarter, are made by our Chief Executive Officer pursuant to the delegation of power by the Compensation Committee. Such grants must be granted on the 10th business day of each month for individuals who were employees as of the last day of the previous month. All other grants are made by the Compensation Committee.

Annual Grants

Annual RSU grants are awarded at our regularly scheduled Board meeting held in February and are made on the second business day after the release of our year-end earnings release. These grants typically vest as to 1/3rd of the shares subject to an award on an annual basis assuming continued service and subject to any requirements of local law, although in fiscal 2017 the grants were subject to vesting as to 1/4th of the shares subject to the awards on an annual basis.

Impact of Accounting and Tax Requirements on Compensation

Section 162(m) of the Internal Revenue Code limits the deduction for federal income tax purposes of the compensation paid to our named executive officers in a taxable year to $1,000,000. For taxable years beginning before January 1, 2017, compensation above $1,000,000 may be deducted if, by meeting certain requirements, it qualified as “performance-based compensation.” The stock options and RSU awards granted under our 2007 Equity Incentive Plan and 2011 Equity Incentive Plan prior to January 1, 2018 were intended to be treated under current federal tax law as performance-based compensation exempt from the deduction limit. Whether such awards will continue to qualify as performance-based compensation depends on their eligibility under the transition relief provided by the Tax Cuts and Jobs Act for compensation payable pursuant to a written binding contract that was in effect on November 2, 2017.

Although the Compensation Committee considers the requirements of Section 162(m) when making its compensation decisions, deductibility is not the sole factor it considers in assessing the appropriate levels and types of executive compensation. The Compensation Committee has not adopted a policy requiring that all compensation paid to our named executive officers be deductible. The Compensation Committee reserves the right to pay or award compensation to our named executive officers that may not be deductible for federal income tax purposes if it believes that doing so is in our and our stockholders’ best interests.

In addition to considering the tax consequences, our Compensation Committee considers the accounting consequences of, including the impact of the FASB ASC Topic 718, in its decisions in determining the forms of different awards and generally attempts to keep the value of awards equivalent regardless of type.

Risk Assessment of Compensation Programs

The Compensation Committee considers potential risks when reviewing and approving our compensation programs. We have designed our compensation programs, including our incentive compensation plans, with specific features to address potential risks while rewarding our employees for achieving financial and strategic objectives through prudent business judgment and appropriate risk taking. The following elements have been incorporated in our compensation programs for our named executive officers:

•

A Balanced Mix of Compensation Components – The target compensation mix for our named executive officers is composed of base salary, short-term cash incentive awards and long-term equity incentives, representing a mix that is not overly weighted toward short-term cash incentives.

•

Multiple Performance Factors – Our incentive compensation plans use both company-wide metrics and individual performance, which encourage focus on the achievement of objectives for our overall benefit:

o

The executive incentive plan is designed to use multiple performance metrics including GAAP revenue and Non-GAAP Net Income, as well as individual performance goals related to specific strategic or operational objectives and the corporate metric portion of the incentive plan does not pay out unless the target levels of the pre-established financial metrics are met.

o

The long-term incentives are equity-based, with three, four and five-year vesting to complement our short-term cash incentive awards. Certain of the long-term incentives granted to our Chief Executive Officer are subject to performance conditions related to our stock price.

•

Capped Incentive Awards – Awards under the executive incentive plans are generally capped at the sum of: (1) 200% of the target bonus attributable to company-wide metrics (with a maximum multiplier of 1.2), plus (2) 100% of the target bonus attributable to individual performance (with a maximum multiplier of 1.2).

•

Clawback Provision – Our clawback provision provides our Board with the authority to recoup past incentive compensation in the event of a material restatement of our financial results due to fraud, intentional misconduct or gross negligence of the named executive officer.

Additionally, the Compensation Committee considered an assessment of the compensation-related risks arising from our compensation programs for all our employees. Based on this assessment and the factors noted above, the Compensation Committee concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on us. In making this evaluation, the Compensation Committee reviewed the key design elements of our compensation programs in relation to industry “best practices” as presented by Compensia, as well as how any potential risks may be mitigated, such as through our internal controls and oversight by management and our Board.

Conclusion

In evaluating the individual components of compensation for each of our executive officers, the Compensation Committee reviews not only the individual elements of compensation, but also total compensation. Through the compensation plans and arrangements described above, a significant portion of the compensation paid and awarded to our executive officers is contingent upon each individual’s and our performance. The Compensation Committee remains committed to this philosophy of pay-for-performance and will continue to review our executive compensation programs to ensure that the interests of our stockholders are served.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

We, the Compensation Committee of the Board of Directors of Immersion Corporation, have reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management. Based on such review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement and incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

COMPENSATION COMMITTEE
Jack Saltich, Chairman Sharon Holt David Sugishita

Compensation Committee Interlocks and Insider Participation

Jack Saltich, Sharon Holt, David Sugishita and David Habiger were members of our Compensation Committee during the 2017 fiscal year. None of the individuals serving on our Compensation Committee were at any time during 2017, or at any other time, an officer or employee of us, nor did they have any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related party transactions. None of our executive officers serve as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or our Compensation Committee.

Executive Compensation

2017 Summary Compensation Table

The following table sets forth information concerning the compensation earned during the years ended December 31, 2017, 2016 and 2015 by our Chief Executive Officer, our Chief Financial Officer, our General Counsel and SVP IP Licensing and Legal Affairs, and our VP, Worldwide Sales & Customer Support. No other officer met the definition of named executive officer for 2017.

Name & Principal Position	Fiscal Year	Salary (1)($)	Stock Awards (2) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation ($)		Total ($)
Carl Schlachte	2017	16,346	—	299,595	—	45,833	(4)	361,774
Chairman of the Board and Interim Chief Executive Officer
Victor Viegas	2017	426,456	—	842,838	—	—		1,269,294
Former Chief Executive	2016	409,750	—	634,110	450,335	—		1,494,195
Officer	2015	351,346	—	572,595	424,976	—		1,348,917
Nancy Erba	2017	309,289	346,000	—	—	—		655,289
Chief Financial Officer	2016	95,769	—	537,120	46,553	—		679,442
Anne Marie Peters	2017	346,403	432,500	—	—	—		778,903
General Counsel and SVP IP	2016	306,712	67,500	360,000	—	—		734,212
Licensing & Legal Affairs	2015	269,137	56,630	323,600	—	—		649,367
Mahesh Sundaram	2017	343,891	432,500	—	—	—		776,391
Former Vice President, Worldwide Sales	2016	335,456	67,500	147,959	198,179	—		749,094
& Customer Support	2015	325,827	—	—	204,528	145,431	(5)	675,786

(1) Differs from salary reported in the “Compensation Discussion & Analysis” above due to pay period allocation.

(2) The amounts in this column represent the aggregate grant date fair value of the awards, computed in accordance with FASB ASC Topic 718. See note 6 of the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our assumptions in determining the FASB ASC Topic 718 values.

(3) Consists of bonus awards under our executive incentive plans. See “Compensation Discussion and Analysis” above for a description of our executive incentive plans.

(4) Consists of $22,916.67 as an annual retainer for serving on the Board, $18,333.33 as an annual retainer for serving as Chairman of the Board, $2,750.00 for serving on the Audit Committee and $1,833.33 for serving on the Nominating and Corporate Governance Committee.

(5) Consists of $57,353 for an expatriate premium allowance, $35,662 for a housing allowance, $26,968 for a vehicle allowance and $25,448 for a relocation allowance.

2017 Grants of Plan-Based Awards

The following table sets forth information concerning each grant of an award made to a named executive officer during the year ended December 31, 2017:

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			All Other stock Award: Number of Shares of Stock or Units (2) (#)	All Other Option Award Number of Securities Underlying Options (3) (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Carl Schlachte	6/2/2017					30,899	8.65	$119,128	(4)
	12/14/2017					60,790	6.66	$180,467	(5)
Victor Viegas	2/22/2017	182,600	456,600	730,400
	6/2/2017					120,830	8.65	$465,848	(6)
	6/2/2017					120,830	8.65	$376,990
Nancy Erba	2/22/2017	59,771	170,775	239,085
	6/2/2017				40,000	—	—	$346,000
Anne Marie Peters	2/22/2017	121,716	347,760	486,864
	6/2/2017				50,000	—	—	$432,500
Mahesh Sundaram	2/22/2017	121,852	348,148	487,407
	6/2/2017				50,000	—	—	$432,500

(1) These awards were made pursuant to the 2017 executive incentive plans for each of Mr. Viegas, Ms. Erba, Ms. Peters and Mr. Sundaram. For a description of the criteria upon which the awards are determined, see “Compensation Discussion and Analysis” above.

(2) These RSUs are long-term equity incentive awards granted pursuant to our 2011 Equity Incentive Plan. For more information related to these awards, including the vesting schedule, see “Compensation Discussion and Analysis” above.

(3) These options are long-term equity incentive awards granted pursuant to our 2011 Equity Incentive Plan. For more information related to these awards, including the vesting schedule, see “Compensation Discussion and Analysis” above.

(4) This option vests on the one year anniversary of the grant date.

(5) This option vests 1/12th monthly commencing on November 30, 2017

(6) Subject to vesting as follows: The shares would only vest and become exercisable upon the achievement of performance conditions between March 7, 2017 and March 7, 2019 At the time of his departure, Mr. Viegas had vested in 84,581 shares of common stock subject to this grant.

Outstanding Equity Awards at December 31, 2017

The following table sets forth information concerning the outstanding equity awards held as of December 31, 2017 by our named executive officers:

		Option Awards(1)						Stock Awards(2)
		Number of Securities Underlying Unexercised Options				Option	Option	Number of Shares or Units of Stock that Have Not		Market Value of Shares or Units of Stock that Have Not
	Stock Option Grant Date	Exerciseable (#)		Unexerciseable (#)		Exercise Price ($/sh)	Expiration Date	Vested (#)		Vested (3) ($)
Carl Schlachte	7/15/2011	40,000		—		9.20	7/15/2018	—		—
	6/5/2015	21,675	(4)	—		12.26	6/5/2022	—		—
	6/3/2016	42,474	(4)	—		6.52	6/3/2023	—		—
	6/2/2017	—		30,899	(4)	8.65	6/2/2024	—		—
	12/14/2017	5,065		55,725	(5)	6.66	12/14/2024	—		—
Victor Viegas	3/3/2008	10,000		—		8.61	3/3/2018	—		—
	11/13/2009	600,000		—		3.85	11/13/2019	—		—
	3/14/2011	43,333		—		6.61	3/14/2021	—		—
	3/8/2013	564,000		—		9.53	3/8/2020	—		—
	2/24/2014	49,063		—		11.94	2/24/2021	—		—
	3/3/2015	135,000		—		8.09	3/3/2022	—		—
	3/1/2016	52,500		—		9.00	3/1/2023	—		—
	6/2/2017	84,581		—		8.65	3/7/2024	—		—
	6/2/2017	84,581		—		8.65	3/7/2024	—		—
Nancy Erba	10/14/2016	46,875.00		103,125		7.79	10/14/2023	—		—
	06/02/2017	—		—		—	—	40,000	(6)	282,400
Anne Marie Peters	01/15/2009	4,400.00		—		4.95	1/15/2019	—		—
	04/01/2010	42,000.00		—		5.59	4/01/2020	—		—
	3/14/2011	16,666		—		6.61	3/14/2021	—		—
	3/8/2013	40,000		—		9.53	3/8/2020	—		—
	2/24/2014	19,166		834		11.94	2/24/2021	—		—
	3/3/2015	27,500		12,500		8.09	3/3/2022	—		—
	3/3/2015	—		—		—	—	2,333		16,471
	3/1/2016	17,500		22,500		9.00	3/1/2023	—		—
	3/1/2016	—		—		—	—	5,000		35,300
	6/2/2017	—		—		—	—	50,000	(6)	353,000
Mahesh Sundaram	11/14/2014	154,166		—		9.19	11/14/2021	—		—
	3/1/2016	15,312		—		9.00	3/1/2023	—		—

(1) Except as otherwise indicated, options vest as to 25% of the shares on the one year anniversary of the grant date and the remaining vest at a rate of 1/48th of the shares monthly thereafter.

(2) The RSUs vest in three equal installments on each of the first three anniversaries of the date of grant.

(3) Based on the closing price of our common stock of $7.06 per share on The NASDAQ Global Market on December 29, 2017.

(4) These options vests on the one year anniversary of the grant date.

(5) This option vests 1/12th monthly commencing on November 30, 2017.

(6) These RSUs vest in four equal installments on each of the first four anniversaries of the date of grant.

Stock Vested In Fiscal 2017

The following table provides information concerning the vesting of restricted stock units issued to our named executive officers during the year ended December 31, 2017:

	Stock Awards
Name	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting (1)($)
Carl Schlachte	—	—
Victor Viegas	—	—
Nancy Erba	—	—
Anne Marie Peters	3,333	38,296
	2,500	27,875
	2,333	20,017
Mahesh Sundaram	16,666	137,495
	2,500	27.875

(1) Calculated by multiplying the number of vested RSUs by the market value of our common stock on the vesting date.

Potential Payments upon Termination or Change in Control

We have entered into the following agreements with each of our named executive officers that provide for severance and additional benefits in connection with our change in control:

Mr. Carl Schlachte

In connection with Mr. Schlachte’s appointment as our interim Chief Executive Officer, we entered into an employment agreement on December 6, 2017, pursuant to which Mr. Schlachte will receive a base salary of $250,000 and an option to purchase 60,790 shares of common stock, which option vests 1/12th monthly during which Mr. Schlachte remains employed with us or continues to provide services as a director. In addition, upon the consummation of a change of control while Mr. Schlachte remains in service, the option will accelerate and vest in full. During the period Mr. Schlachte is serving as an employee, he will not receive any cash compensation as a non-employee director of the Board or equity grants as a non-employee director and his annual director, Chairman and committee member retainers will be suspended during the period, provided that his director equity grants will continue to vest during such period

Mr. Victor Viegas

In connection with Mr. Viegas’ appointment as our interim Chief Executive Officer on October 20, 2009, we entered into an employment agreement with Mr. Viegas pursuant to which if the employment of Mr. Viegas is terminated without “cause,” as defined in the agreement or he resigns for “constructive reason,” as defined in the agreement, he would be entitled to receive, as severance, a payment equal to 12 months of his base salary and health insurance premium payments for 12 months. In addition, Mr. Viegas was also entitled to immediate vesting of 70% of his then unvested equity awards, and a post-termination exercise period of 24 months. On January 2, 2018, we entered into a separation and release of claims with Mr. Viegas pursuant to which Mr. Viegas received a payment of $415,000, representing 12 months of his base salary and we are paying Mr. Viegas’ COBRA premiums for up to 12 months. In addition, options with respect to 373,475 shares of Immersion common stock that were outstanding and unvested as of November 29, 2017 immediately vested and Mr. Viegas’ options are exercisable for a 24-month period following November 29, 2017.

Payment of the foregoing benefits were subject to Mr. Viegas’ execution of a general release of claims and covenant not to sue.

Ms. Nancy Erba

Effective September 1, 2016 Ms. Erba became our Chief Financial Officer. In connection with her appointment, we entered into an offer letter with Ms. Erba pursuant to which she received an annual base salary of $300,000 and is eligible to receive an annual bonus with a target of 50% of her base salary. In February 2017, Ms. Erba received an increase in her base salary to $310,500.

In addition, we entered into an Amended and Restated Retention and Ownership Change Event Agreement with Ms. Erba, which provides that in the event that her employment is terminated without cause, Ms. Erba will be entitled to receive (i) a lump sum severance payment equal to 6 months base salary; (ii) payments for COBRA premiums for up to 6 months following her termination date.

In the event that, within 1 year following a change in control as defined in the agreement, Ms. Erba’s employment is terminated without cause or if she resigns for good reason, Ms. Erba would be entitled to received (a) a lump sum severance payment equal to 12 months of her base salary; (b) health insurance premium payments for up to 12 months following her terminate date; and (c) immediate vesting of 100% of her then unvested equity awards held by her.

Payment of the foregoing benefits will be conditioned upon Ms. Erba’s execution of a general release of claims.

Ms. Anne Marie Peters

Effective July 27, 2016, Ms. Peters was tasked with leading the intellectual property licensing function for the Company. In connection with her appointment, we raised her annual base salary to $336,000 and made her eligible to receive an annual bonus with a target of 60% of her base salary. In February 2017, Ms. Peters received another increase to $347,760.

In addition, we entered into an Amended and Restated Retention and Ownership Change Event Agreement with Ms. Peters, which provides that in the event that her employment is terminated without cause, Ms. Peters will be entitled to receive (i) a lump sum severance payment equal to 6 months base salary; (ii) payments for COBRA premiums for up to 6 months following her termination date.

In the event that, within 1 year following a change in control as defined in the agreement, Ms. Peters’ employment is terminated without cause or if she resigns for good reason, Ms. Peters would be entitled to received (a) a lump sum severance payment equal to 12 months of her base salary; (b) health insurance premium payments for up to 12 months following her terminate date; and (c) immediate vesting of 100% of her then unvested equity awards held by her.

Mr. Mahesh Sundaram

In connection with Mr. Sundaram’s appointment as Vice President of Worldwide OEM Sales, we entered into a Retention and Ownership Change Event Agreement with Mr. Sundaram, which provided that in the event that his employment is terminated without “cause,” as defined in the agreement, Mr. Sundaram would have been entitled to receive a lump sum severance payment equal to six months base salary and payments of health insurance premiums for the earlier of six months or the date on which Mr. Sundaram first becomes eligible to obtain other group health insurance coverage. On December 27, 2017, we entered into a separation agreement and release of claims with Mr. Sundaram pursuant to which Mr. Sundaram received a payment of approximately $174,000, representing 6 months of his base salary and we are paying Mr. Sundaram’s COBRA premiums for up to six months.

Payment of the foregoing benefits were subject to Mr. Sundaram’s execution of a general release of claims and covenant not to sue.

The table below shows the potential value for each named executive officer employed by Immersion as of December 31, 2017 under various terminations of employment related scenarios, assuming that the triggering event for such value transfer occurred on December 31, 2017.

	Event
Named Executive Officer	Termination without cause or resignation for “good reason” or constructive reason	Termination without cause or resignation for “good reason” or constructive reason occurs due to a change in control
Carl Schlachte
Severance	—	—
COBRA Benefits	—	—
Equity Acceleration	$344,289	$344,289
TOTAL	$344,289	$344,289
Nancy Erba
Severance	$155,250	$310,500
COBRA Benefits	$6,797	$13,594
Equity Acceleration	$—	$207,119
TOTAL	$162,047	$531,213
Anne Marie Peters
Severance	$173,880	$347,760
COBRA Benefits	$—	$—
Equity Acceleration	$—	$344,176
TOTAL	$173,880	$691,936

Dollar amounts include potential severance payout, potential COBRA payments and potential equity award acceleration based on the fair market value of our common stock on December 31, 2017 less the exercise price in the case of stock options.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(j) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Victor Viegas, our former Chief Executive Officer and Mr. Carl Schlachte, our current interim Chief Executive Officer for 2017:

For 2017, out last completed fiscal year:

-the annual total compensation of the employee identified at median of our company (other than our CEO) was $126,862;

-the annual total compensation of the CEO (which included amounts paid to Mr. Viegas and Mr. Schlachte) for purposes of determining the CEO Pay Ratio was $1,631,068.

Based on this information, for 2017, the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all employees was estimated to be 12.86 to 1.

This pay ratio is an estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows: We determined that, as of December 18, 2017, our employee population consisted of approximately 122 individuals globally. We selected December 18, 2017, which is within the last three months of 2017, as the date upon which we would identify the “median employee” which was prior to the restructuring of the Company after which there was a reduction of approximately 40% of the employee base.

To identify the “median employee” from our employee population, we collected actual base salary during the 12-month period ending December 22, 2017, which was annualized for those individuals who were not employed for the full year.

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to the Board regarding all matters pertaining to compensation paid to directors for Board, committee and committee chair services. Under the Compensation Committee charter, the Compensation Committee is authorized to engage consultants or advisors in connection with its review and analysis of director compensation. Directors who also serve as our employees do not receive payment for services as directors.

2017 Annual Compensation

In 2017, non-employee directors each received an annual retainer fee of $25,000, typically paid in quarterly installments on the date of each quarterly Board meeting. In addition, the Chairman of our Board received an additional retainer fee of $20,000 which was prorated to $18,333 upon the date he became our Interim Chief Executive Officer. The Chairman of our Audit Committee received a $10,000 annual committee fee, the Chairman of our Compensation Committee received an $8,000 annual committee fee, and the Chairman of our Nominating and Corporate Governance Committee received a $3,000 annual committee fee. The other members of our Audit and Compensation Committees each received a $3,000 annual committee fee and the other members of our Nominating and Corporate Governance Committee each received a $2,000 annual committee fee. These annual committee fees are typically paid quarterly on the date of the quarterly Board meetings. Fees for partial year service are pro-rated. Directors are entitled to reimbursement of reasonable travel expenses they incur in connection with attending Board and committee meetings.

Non-employee directors are granted an option to purchase 40,000 shares of our common stock upon joining the Board. This initial option, like those received by other individuals initially joining us, is granted with an effective date of the 10th business day of the month following the month the director joins the Board; the exercise price per share for such option equals the closing price per share on The NASDAQ Global Market on such effective date. Subject to continued service, such option vests as to 1/4th of the shares subject to the grant on the first anniversary of the date of commencement of service and 1/48th monthly thereafter.

Non-employee directors receive an annual grant of restricted stock awards (“RSAs”) or a stock option having a value equal to $125,000, 100% of which vests on the first anniversary of the grant date.

2017 Director Compensation Table

The following table sets forth information concerning the compensation earned during 2017 by each person who served as a director during the year ended December 31, 2017:

Director (1)	Fees Earned or Paid in Cash(2)($)	Stock Awards(3) (4)($)	Option Awards (3)(5)($)	Total($)
David Habiger (5)	$12,582	—	—	12,582
Sharon Holt (6)	$28,000	128,418	—	156,418
Daniel McCurdy (5)	$15,577		158,480	174,057
Jack Saltich	$34,258	128,418	—	162,676
Carl Schlachte (7)	$62,179	—	299,595	361,764
David Sugishita	$38,000	128,418	—	166,418
John Veschi	$30,577	—	119,128	156,390

(1) In 2017, Mr. Viegas was an employee director, and he did not receive any additional compensation for his services as a member of our Board while he was an employee.

(2) Consists of meeting fees for service as a member of our Board. Fees earned by directors vary depending on the number of committees on which the director served and whether the director was Chairman of our Board or served as chair of certain committees. See “2017 Annual Compensation” above for more information.

(3) Represents the grant date fair value of each stock option or restricted stock award, as applicable, granted in 2017 in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Topic 718 (FASB ASC Topic 718), disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. For a discussion of assumptions used to calculate the FASB ASC Topic 718 grant date fair value, refer to Note 6 (Stock-based Compensation) to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. See “2017 Annual Compensation” above for more information.

(4) For each non-employee director, below is the aggregate number of RSAs outstanding on December 31, 2017 that were all granted in 2017.

(5) Mr. Habiger served as our director until the end of his term on June 2, 2017 at which time, Mr. McCurdy was elected as a director to replace Mr. Habiger

(6) Ms. Holt was appointed as lead independent director on December 26, 2017.

(7) Mr. Schlachte serves as our Chairman of the Board and was appointed to Interim CEO on November 29, 2017. During Mr. Schlachte’s service as Interim Chief Executive Officer, Mr. Schlachte will not receive any cash compensation as a non-employee director of the Board and his annual director, Chairman and committee member retainers will be suspended for the period; provided that during such period of service, Mr. Schlachte’s existing unvested director equity grant will continue to vest. Mr. Schlachte will not receive any new non-employee director equity grants during his service as interim Chief Executive Officer.

Director	Restricted Stock Awards Outstanding at December 31, 2017 (#)
Sharon Holt	14,846
Daniel McCurdy	—
Jack Saltich	14,846
Carl Schlachte	—
David Sugishita	14,846
John Veschi	—

(5) For each non-employee director, below is the aggregate number of shares subject to options outstanding on December 31, 2017.

Director	Option Awards Outstanding at December 31, 2017(#)
David Habiger	48,341
Sharon Holt	40,000
Daniel McCurdy	40,000
Jack Saltich	18,500
Carl Schlachte	195,838
David Sugishita	10,834
John Veschi	92,574

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities to be Issued Upon Settlement of Outstanding Restricted Awards/Units (c)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	3,528,922	$8.03	553,418	[2]	3,555,918	[3]
Equity Compensation Plans Not Approved by Security Holders (4)	21,150	6.66	—		—
TOTAL	3,550,072		553,418		3,555,918

1 Consists of three plans: the Immersion Corporation 1997 Stock Option Plan, the 2007 Equity Incentive Plan and the 2011 Equity Incentive Plan. Excludes purchase rights under the Employee Stock Purchase Plan.

2 These RSUs and awards have no exercise price.

3 Includes 301,867 shares available for future issuance under the Employee Stock Purchase Plan

4 As of December 31, 2017, we had issued and outstanding 21,150 shares of common stock for issuance pursuant to the 2008 Employment Inducement Award Plan. Each option granted pursuant to the 2008 Employment Inducement Award Plan has a 10-year term and vests at the rate of 1/4 of the shares on the first anniversary of the date of commencement of employment and 1/48th of the shares monthly thereafter.

Ownership of Our Equity Securities

Directors and Executive Officers

The following table sets forth information regarding beneficial ownership of Immersion Corporation common stock by each director, each director nominee, each individual named in the 2017 Summary Compensation Table on page 47, and our directors, director nominees and executive officers as a group, all as of

April 15, 2018. Unless otherwise noted, voting power and investment power in Immersion Corporation common stock are held solely by the named person. The address of each of the individuals named below is c/o Immersion Corporation, 50 Rio Robles, San Jose, California 95134.

Name	Aggregate Number of Shares Beneficially Owned	Percent of Outstanding Shares[1]	Additional Information
Carl Schlachte	182,750	*	Includes 165,443 shares that may be acquired upon exercise of options on or before June 14, 2018.
Nancy Erba	71,826	*	Includes 65,625 shares that may be acquired upon exercise of options on or before June 14, 2018.
Anne Marie Peters	236,776	*	Includes 173,666 shares that may be acquired upon exercise of options on or before June 14, 2018.
Sharon Holt	33,179	*	Includes 18,333 shares that may be acquired upon exercise of options on or before June 14, 2018.
Daniel McCurdy	10,000	*	Includes 10,000 shares that may be acquired upon exercise of options on or before June 14, 2018.
Jack Saltich	146,585	*	Includes 18,500 shares that may be acquired upon exercise of options on or before June 14, 2018.
David Sugishita	78,531	*	Includes 10,834 shares that may be acquired upon exercise of options on or before June 14, 2018.
John Veschi	104,459	*	Includes 85,074 shares that may be acquired upon exercise of options on or before June 14, 2018.
All directors, director nominee and executive officers as a group (8 persons)	864,106	2.85%	Includes 547,475 shares that may be acquired upon exercise of options on or before June 14, 2018.

* Less than 1% of issued and outstanding shares of Common Stock.

1 Calculated on the basis of 30,358,613 shares of common stock outstanding as of April 15, 2018, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after April 15, 2018 are deemed to be outstanding for the purpose of calculating that stockholder’s percentage of beneficial ownership.

Principal Stockholders

Set forth in the table below is information about the number of shares held by persons we know to be the beneficial owners of more than 5% of the issued and outstanding Immersion Corporation common stock. Unless otherwise noted, to our knowledge, voting power and investment power in Immersion Corporation common stock are held solely by the named entity.

Name and Address	Aggregate Number of Shares Beneficially Owned	Percent of Outstanding Shares[1]	Additional Information
Raging Capital Management 10 Princeton Ave, P.O. Box 228, Rocky Hill, NJ 08553	4,779,346	15.74%	Based solely on a Schedule 13G filed with the SEC on December 19, 2017, Raging Capital Management LLC and William C. Martin have shared voting power with respect to 4,779,346 shares.
Rima Senvest Management, LLC 110 East 55th St. NY, NY 10022	4,446,597	14.65%

Based solely on a Schedule 13G/A filed with the SEC on February 12, 2016 Rima Senvest Management LLC and Richard Marshaal have shared voting and dispositive power with respect to these shares. Senvest Master Fund, L.P. only has shared voting power as to 3,044,630 shares and Senvest International L.L.C has shared voting power as to 1,500,838 shares. The address of Senvest Master Fund, LP is c/o State Street (Cayman) Trust, Gardenia Court, Suite 3307, 45 Market Street, Camana Bay, P.O. Box 896, Grand Cayman KY1-1103, Cayman Islands.

Viex Capital Advisors, LLC 825 Third Ave., 33rd Floor NY, NY 10022	2,211,823	7.29%

Based solely on the Supplement to Notice of Intention to Nominate Individuals for Election as Directors at the 2018 Annual Meeting of Stockholders of Immersion Corporation dated February 12, 2018, Eric Singer, Viex Capital Advisors, LLC; Viex Opportunities Fund, LP; and Viex GP, LLC have shared voting and dispositive power with respect to 532,802 shares; Eric Singer, Viex Capital Advisors, LLC; Viex Special Opportunities Fund II, LP; and Viex Special Opportunities GP II, LLC have shared voting and dispositive power as to 1,679,021 shares. Shares are subject to a Cooperation Agreement dated February 6, 2017, among Eric Singer, Viex Capital Advisors, LLC; Viex Opportunities Fund; Viex Special Opportunities Fund II LP, Viex Special Opportunities GP II, LC; Viex GP, LLC; and the Company.

Name and Address	Aggregate Number of Shares Beneficially Owned	Percent of Outstanding Shares[1]	Additional Information
BlackRock, Inc. 55 East 52nd St. NY, NY 10055	1,884,157	6.21%	Based solely on a Schedule 13G filed with the SEC on January 25, 2018, Blackrock Inc. has the sole voting power with respect to 1,845,937 shares and the dispositive power as to 1,884,157 shares.
Shannon River 850 Third Ave., 13th Floor New York, NY 10022	1,794,019	5.91%

Based solely on a Schedule 13G/A filed with the SEC on March 5, 2018, Spencer Waxman, Shannon River Partners, LP, Shannon River Fund Management Co LLC, and Shannon River Capital Management LLC have shared voting and dispositive power with respect to 203,828 shares, Spencer Waxman and Shannon River Capital Management have shared voting and dispositive power with respect to 109,365, Spencer Waxman and Shannon River Fund Management LLC have shared voting and dispositive power with respect to 123,731 shares, Spencer Waxman, Shannon River Master Fund, LP and Shannon River Global Management LLC have shared voting and dispositive power as to 109,365 shares, Spencer Waxman, Doonbeg Master Fund, LP, Doonbeg Fund Management LLC and Doonbeg Global Management LLC have shared voting and dispositive power as to 1,357,095 shares.

Nokomis Capital LLC 2305 Cedar Springs Rd. Suite 420 Dallas, TX 75201	1,679,154	5.53%	Based solely on the Schedule 13G filed with the SEC on February 14, 2018, Nokomis Capital LLC and Brett Hendrickson have shared voting power with respect to 1,679,154 shares.

[1]	Calculated on the basis of 30,358,613 shares of common stock outstanding as of April 15, 2018.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms and conditions of any related party transactions. Review of any related party transaction would include reviewing each such transaction for potential conflicts of interests and other improprieties. Except as described in “Director Compensation” above and “Executive Compensation” below, since January 1, 2017, there has not been, nor is there currently proposed, any transaction or series of similar transactions, to which we are or were a party, in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, or holders of more than 5% of our capital stock, or any of the immediate family members of such persons, had or will have a direct or indirect material interest.

In addition to indemnification provisions in our Bylaws, we have entered into agreements to indemnify our directors and executive officers. These agreements provide for indemnification of our directors and executive officers for some types of expenses, including attorney’s fees, judgments, fines, and settlement amounts incurred by persons in any action or proceeding, including any action by us or in our right, arising out of their services as our director or executive officer. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

Independence of Directors

In accordance with the standards for independence set forth in the rules of The NASDAQ Stock Market, our Board has determined that, except for Mr. Schlachte, our Interim Chief Executive Officer, each of the members of our Board has no relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director and is otherwise “independent” in accordance with the applicable rules of The NASDAQ Stock Market as currently in effect.

Item 14.   Principal Accounting Fees and Services

Audit Fees and All Other Fees

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2017 and 2016 by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates:

		2017 Fees	2016 Fees
Audit Fees		$836,846	$613,619
		—	—
Tax Fees
	Tax Compliance/Preparation	24,456	18,722
	Other Tax Services	25,358	71,500
All Other Fees		—	—
Total Fees		$886,660	$703,841

Audit Fees. This category consists of fees billed, or expected to be billed, for professional services rendered for the audits of our consolidated financial statements and the effectiveness of our internal controls over financial reporting, along with reviews of interim condensed consolidated financial statements included in quarterly reports, services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements, and attestation services.

Audit-Related Fees. This category consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. This category consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for tax return preparation, claims for refunds, and tax payment planning services related to federal, state, and international taxes. Other tax services consist of fees billed for services including tax advice, tax strategy and other miscellaneous tax consulting and planning primarily related to our reorganization of international operations. For the fiscal year ended December 31, 2016 and December 31, 2017, our domestic tax returns were and are being handled by Armanino McKenna LLP.

All Other Fees. This category consists of fees for all other services other than those reported above. Our intent is to minimize services in this category.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee has determined that all services performed by Deloitte & Touche LLP are compatible with maintaining the independence of Deloitte & Touche LLP. In addition, since the effective date of the SEC rules stating that an independent public accounting firm is not independent of an audit client if the services it provides to the client are not appropriately approved, our Audit Committee has approved, and will continue to pre-approve all services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. None of the services described above were approved by our Audit Committee pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

Our Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm, pursuant to which it may pre-approve certain audit fees, audit-related fees, tax fees, and fees for other services. Under the policy, our Audit Committee may also delegate authority to pre-approve certain specified audit or permissible non-audit services to one or more of its members. A member to whom pre-approval authority has been delegated must report his pre-approval decisions, if any, to our Audit Committee at its next meeting. Unless our Audit Committee determines otherwise, the term for any service pre-approved by a member to whom pre-approval authority has been delegated is twelve months.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form:

1	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

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

3	Exhibits:

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016.	8-K	000-27969	3.1	November 4, 2016

3.2	Amended and Restated Certificate of Incorporation of Immersion Corporation.	8-K	000-27969	3.1	June 2, 2017

3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969	3.1	July 29, 2003

3.4	Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	December 27, 2017

4.1	Rights Agreement, dated as of December 27, 2017, between Immersion Corporation as the Company, and Computershare Trust Company, N.A. as Rights Agent	8-K	000-27969	4.1	December 27, 2017

10.1*	1997 Stock Option Plan and form of Incentive Stock Option Agreement and form of Nonqualified Stock Option Agreement.	S-1/A	333-86361	10.2	November 5, 1999

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.2*	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361	10.21	October 5, 1999

10.3*	Immersion Corporation 2000 HT Non-Officer Nonstatutory Stock Option Plan.	8-K	000-27969	2.4	October 13, 2000

10.4#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607	10.3	September 8, 2003

10.5#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.4	February 13, 2004

10.6	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.10	March 25, 2004

10.7*	Form of Indemnity Agreement.	S-3/A	333-108607	10.11	March 25, 2004

10.8#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969	10.37	May 10, 2007

10.9*	2007 Equity Incentive Plan.	8-K	000-27969	99.1	June 12, 2007

10.10*	Form of Stock Option Agreement (U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.4	June 12, 2007

10.11*	Form of Stock Option Agreement (Non-U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.5	June 12, 2007

10.12*	The Immersion Corporation 2008 Employment Inducement Award Plan dated April 30, 2008.	10-Q	000-27969	10.38	August 8, 2008

10.13*	Form of Stock Option Agreement for Immersion Corporation 2008 Employment Inducement Award Plan.	10-Q	000-27969	10.39	August 8, 2008

10.14*	Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969	10.45	November 7, 2008

10.15*	Form of RSU Agreement for Immersion Corporation 2008 Employment Inducement Award Plan.	8-K	000-27969	99.01	March 4, 2009

10.16*	Employment Agreement dated October 21, 2009 by and between Immersion Corporation and Victor Viegas.	10-K	000-27969	10.42	March 30, 2010

10.17*	Form of 2010 Executive Incentive Plan.	10-Q	000-27969	10.1	May 7, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.18*	Immersion Corporation 2011 Equity Incentive Plan	8-K	000-27969	10.1	June 7, 2017

10.19*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.2	August 5, 2011

10.20*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.3	August 5, 2011

10.21*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.4	August 5, 2011

10.22	Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	10.2	November 7, 2011

10.23	Amendment No. 1, Effective as of August 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of January 1, 2013.	10-Q	000-27969	10.1	November 6, 2013

10.24	Amendment No. 2, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of March 19, 2014.	10-Q	000-27969	10.1	May 6, 2014

10.25*	2011 Equity Incentive Plan (incorporated by reference to Annex A of Schedule 14A, File No. 000-27969, filed on April 22, 2014).	10-Q	000-27969	10.1	August 1, 2014

10.26	Amendment No. 3, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. entered into as of August 14, 2014.	10-Q	000-27969	10.1	October 31, 2014

10.27	First Amendment to Office Lease dated November 12, 2014 by and between Immersion Corporation and BSREP Rio Robles LLC	8-K	000-27969	10.1	November 14, 2014

10.28*	Offer Letter dated November 24, 2014 by and between Immersion Corporation and Mahesh Sundaram.	10-K	000-27969	10.34	February 27, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.29*	Offer Letter dated August 22, 2016 by and between Immersion and Nancy Erba	8-K	000-27969	10.01	September 7, 2016

10.30*	Retention and Ownership Change Agreement dated August 22, 2016 by and between Immersion and Nancy Erba	8-K	000-27969	10.02	September 7, 2016

10.31#	Amendment No. 4, Effective as of January 1, 2013, to the Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of July 11, 2016.	10-Q	000-27969	10.1	November 4, 2016

10.32*	Employment Agreement dated December 6, 2017 between Immersion and Carl Schlachte	8-K	000-27969	10.1	December 12, 2017

10.33	Separation Agreement dated January 2, 2018 between Immersion and Victor Viegas	8-K/A	000-27969	10.2	January 3, 2018

10.34	Separation Agreement dated December 27, 2017 between Immersion and Mahesh Sundaram	8-K/A	000-27969	10.1	January 3, 2018

10.35	Cooperation Agreement dated February 6, 2017 by and among Immersion Corporation and VIEX Opportunities Fund, LP—Series One, VIEX Special Opportunities Fund II, LP, VIEX GP, LLC, VIEX Special Opportunities GP II, LLC, VIEX Capital Advisors, LLC, and Eric Singer.	8-K	000-27969	10.1	February 7, 2017

21.1	Subsidiaries of Immersion Corporation.	10-K	000-38334	21.1	February 27, 2018

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	000-38334	23.1	February 27, 2018

31.1	Certification of Carl Schlachte, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	000-38334	31.1	February 27, 2018

31.2	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	000-38334	31.2	February 27, 2018

31.3	Certification of Carl Schlachte, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.4	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1+	Certification of Carl Schlachte, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-38334	32.1	February 27, 2018

32.2+	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	000-38334	32.2	February 27, 2018

32.3	Certification of Carl Schlachte, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.4	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Report Instance Document	10-K	000-38334	101.INS	February 27, 2018

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	000-38334	101.INS	February 27, 2018

101.CAL	XBRL Taxonomy Calculation Linkbase Document	10-K	000-38334	101.INS	February 27, 2018

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	000-38334	101.INS	February 27, 2018

101.LAB	XBRL Taxonomy Label Linkbase Document	10-K	000-38334	101.INS	February 27, 2018

101.PRE	XBRL Presentation Linkbase Document	10-K	000-38334	101.INS	February 27, 2018

#	Certain portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.

*	Constitutes a management contract or compensatory plan.

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

Date: April 30, 2018

IMMERSION CORPORATION

By	/s/ Nancy Erba
Nancy Erba
Chief Financial Officer and Principal Accounting Officer