Form 10-Q
period 2018-03-31
IMMERSION CORP
filed 2018-05-11
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock outstanding at May 4, 2018: 30,367,214.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$119,128	$24,622
Short-term investments	19,842	21,916
Accounts and other receivables	2,667	806
Prepaid expenses and other current assets	5,616	736
Total current assets	147,253	48,080
Property and equipment, net	2,903	3,150
Deferred income tax assets	371	401
Other assets	4,808	344
Total assets	$155,335	$51,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,256	$6,647
Accrued compensation	2,552	4,133
Other current liabilities	3,296	3,896
Deferred revenue	4,920	4,424
Total current liabilities	15,024	19,100
Long-term deferred revenue	33,665	22,303
Other long-term liabilities	1,374	915
Total liabilities	50,063	42,318
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 37,043,975 and 35,950,518 shares issued, respectively; 30,357,285 and 29,263,828 shares outstanding, respectively	235,438	228,046
Accumulated other comprehensive income	104	99
Accumulated deficit	(83,398)	(171,616)
Treasury stock at cost: 6,686,690 shares	(46,872)	(46,872)
Total stockholders’ equity	105,272	9,657
Total liabilities and stockholders’ equity	$155,335	$51,975
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Royalty and license	$85,335	$9,006
Development, services, and other	81	218
Total revenues	85,416	9,224
Costs and expenses:
Cost of revenues	35	43
Sales and marketing	1,220	3,305
Research and development	2,820	3,196
General and administrative	11,236	15,532
Total costs and expenses	15,311	22,076
Operating income (loss)	70,105	(12,852)
Interest and other income	231	139
Income (loss) before provision for income taxes	70,336	(12,713)
Provision for income taxes	(453)	(152)
Net income (loss)	$69,883	$(12,865)
Basic net income (loss) per share	$2.35	$(0.44)
Shares used in calculating basic net income (loss) per share	29,700	29,024
Diluted net income (loss) per share	$2.29	$(0.44)
Shares used in calculating diluted net income (loss) per share	30,566	29,024
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on short-term investments	5	(22)
Total other comprehensive income (loss)	5	(22)
Total comprehensive income (loss)	$69,888	$(12,887)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows provided by (used in) operating activities:
Net income (loss)	$69,883	$(12,865)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	227	232
Stock-based compensation	1,222	1,557
Deferred income taxes	67	—
Loss on disposal of equipment	26	—
Changes in operating assets and liabilities:
Accounts and other receivables	(1,861)	(527)
Prepaid expenses and other current assets	116	150
Other assets	(4,524)	(55)
Accounts payable	(2,391)	1,000
Accrued compensation and other current liabilities	(2,181)	(1,741)
Deferred revenue	25,197	(2,046)
Other long-term liabilities	422	(22)
Net cash provided by (used in) operating activities	86,203	(14,317)
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(8,861)	(9,931)
Proceeds from maturities of short-term investments	11,000	10,000
Purchases of property and equipment	(6)	(83)
Net cash provided by (used in) investing activities	2,133	(14)
Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	98	175
Exercise of stock options	6,072	401
Net cash provided by financing activities	6,170	576
Net increase (decrease) in cash and cash equivalents	94,506	(13,755)
Cash and cash equivalents:
Beginning of period	24,622	56,865
End of period	$119,128	$43,110
Supplemental disclosure of cash flow information
Cash paid for taxes	$90	$39
Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$—	$11
Release of Restricted Stock Units and Awards under company stock plan	$1,860	$1,768
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries: Immersion Canada Corporation; Immersion International, LLC; Immersion Medical, Inc.; Immersion Japan K.K.; Immersion Ltd.; Immersion Software Ireland Ltd.; Haptify, Inc.; Immersion (Shanghai) Science & Technology Company, Ltd.; and Immersion Technology International Ltd. All intercompany accounts, transactions, and balances have been eliminated in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2017. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.
The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.
Segment Information
The Company develops, licenses, and supports a wide range of software and IP that more fully engage users’ sense of touch as they engage with products and experience the digital world around them. The Company currently focuses on the following target application areas: mobility, automotive, gaming, medical and wearables. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of the Company using information about its financial results as one operating and reporting segment.
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)" ("Accounting Standard Codification 606", "ASC 606"), which superseded most prior revenue recognition guidance under ASC Topic 605, "Revenue Recognition" ("ASC 605") including industry-specific guidance. The underlying principle of ASC 606 is that an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption if the modified retrospective transition method is elected. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers.
The Company adopted the new revenue standard effective January 1, 2018 using the modified retrospective transition method where the cumulative effect of the initial application is recognized as an adjustment to the opening balance of the accumulated deficit at January 1, 2018, the date of adoption. Therefore, comparative prior periods have not been adjusted and continue to be presented under ASC 605. Refer to Note 2 to the condensed consolidated financial statements for the Company's revised revenue recognition accounting policy and a summary of the impact of adoption of ASC 606.
Recent Accounting Pronouncements
Adopted

In March 2018, the FASB issued ASU2018-05 "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)", which updates Securities and Exchange Commission (“SEC”) guidance released in December 2017 when the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Additional information regarding the adoption of this ASU and its material impact on the Company's condensed consolidated financial statements is contained in Note 10 to the condensed consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09 “Stock Compensation: Scope of Modification Accounting”. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017. The Company adopted the standard effective January 1, 2018. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements.
In December 2016, the FASB issued ASU 2016-19 “Technical Corrections and Improvements”. The amendments in this update affect a wide variety of topics in the Accounting Standards Codification. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods in the annual period beginning after December 15, 2018. The Company adopted the standard effective January 1, 2018. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements.
Not yet adopted
In February 2018, the FASB issued ASU 2018-02 "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing when it will adopt this ASU and its potential impact on the Company’s condensed consolidated financial statements.
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

2. REVENUE RECOGNITION
Revised Revenue Recognition Accounting Policy
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. The new revenue standard has been applied to all contracts that were not completed as of the date of adoption. To the extent that modifications occurred prior to the adoption of ASC 606, the Company has reflected the aggregate impact of any modification when evaluating the impact of the adoption.
The Company's revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. The adoption of ASC 606 affected the Company's revenue recognition model for both fixed fee license revenue and per-unit royalty revenue presented on “royalty and license revenue” on the Company’s condensed consolidated statements of operations and comprehensive income (loss).
Fixed fee license revenue
In applying ASC 606, the Company is required to recognize revenue from a fixed fee license agreement when it has satisfied its performance obligations, which typically occurs upon the transfer of rights to the Company's technology upon the execution of the license agreement. However, in certain contracts, the Company grants a license to its existing patent portfolio at the inception of the license agreement as well as rights to the portfolio as it evolves throughout the contract term. For such arrangements, the Company has concluded that it has two separate performance obligations:
•Performance Obligation A: to transfer rights to the Company's patent portfolio as it exists when the contract is executed;

•Performance Obligation B: to transfer rights to the Company's patent portfolio as it evolves over the term of the contract, including access to new patent applications that the licensee can benefit from over the term of the contract.
Under the Company's previous accounting practices under ASC 605, fixed license fees were generally recognized on a straight-line basis over the contract term. As a result of the adoption of ASC 606, if a fixed fee license agreement contains only Performance Obligation A, the Company will recognize most or all of the revenue from the agreement at the inception of the contract. For fixed fee license agreements that contain both Performance Obligation A and B, the Company will be required to allocate the transaction price based on the standalone price for each of the two performance obligations. The Company has developed a process, and established internal controls around such process, to estimate standalone prices related to Performance Obligation A and B using a number of factors primarily related to the attributes of its patent portfolio. Once the transaction price is allocated, the portion of the transaction price allocable to Performance Obligation A will be recognized in the quarter the license agreement is signed and the customer can benefit from rights provided in the contract, and the portion allocable to Performance Obligation B will be recognized on a straight-line basis over the contract term. For such contracts, a contract liability account will be established and included within "deferred revenue" on the condensed consolidated balance sheet. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract have been presented on a net basis.
Historically, certain of the Company's license agreements contained fixed fees related to past infringements for which the fixed fees were recognized as revenue or recorded as a deduction to its operating expense in the quarter the license agreement was signed. After the adoption of ASC 606, the Company will recognize revenue from such fixed fees related to past infringements in the same manner in the quarter the license agreement is signed.
In the event a significant financing component is determined to exist in any of our agreements, the Company will recognize more or less revenue and corresponding interest expense or income, as appropriate.
Per-unit Royalty revenue
Under the Company's previous accounting practices under ASC 605, it recognized revenue from per-unit royalty agreements in the period in which the related royalty report was received from its licensees, generally one quarter in arrears from the period in which the underlying sales occurred (i.e. on a "quarter-lag"). ASC 606 requires an entity to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As the Company generally does not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows the Company to adequately review the reports and include the actual amounts in its quarterly results for such quarter, the Company accrues the related revenue based on estimates of its licensees’ underlying sales, subject to certain constraints on its ability to estimate such amounts. As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. For the three months ended March 31, 2018, the Company had no true-ups from the estimates made on January 1, 2018 which would require presentation herein.
Certain of the Company's per-unit royalty agreements contains a minimum royalty provision which sets forth minimum amounts to be received by the Company during the contract term. Per the Company's previous accounting policy under ASC 605, such minimum royalties were recognized as revenue at the end of each reporting period (usually a calendar year) if the actual royalties reported by the customer for that reporting period were below the minimum threshold set forth in the contract. Under ASC 606, minimum royalties are considered a fixed transaction price to which the Company will have an unconditional right once all other performance obligations, if any, are satisfied. Therefore, the Company recognizes all minimum royalties as revenue at the inception of the license agreement, or in the period in which all remaining revenue recognition criteria have been met. The Company will establish contract assets for the unbilled minimum royalties on a contract basis. Such contract asset balance will be reduced by the actual royalties reported by the licensee during the contract term until fully utilized, after which point any excess per-unit royalties reported will be recognized as revenue. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract have been presented on a net basis.
Development, services, and other revenue
With little change from its previous accounting practices related to development, service and other revenue, the Company will continue to recognize revenue from this stream when it has satisfied service obligations. Consistent with the Company’s previous accounting practices under ASC 605, the performance obligation related to its development, service and other revenue is satisfied over a period of time, and such revenue is recognized evenly over the period of performance obligation, which is generally consistent with the contractual term.

Adjustments upon Adoption of ASC 606
The following table summarizes adjustments related to the Company's adoption of ASC 606.

(in thousands)	Balance at December 31, 2017 as Reported under ASC 605	Adjustment for Fixed Fee License Revenue *	Elimination of Quarter-Lag Per-Unit Royalties	Total Adjustments upon Adoption of ASC 606	Balance at January 1, 2018 (ASC 606)
Prepaid expenses and other current assets	$736		$4,996	$4,996	$5,732
Deferred revenue - current	(4,424)	1,766		1,766	(2,658)
Long-term deferred revenue	(22,303)	11,573		11,573	(10,730)
Accumulated deficit	171,616	(13,339)	(4,996)	(18,335)	153,281
* Adjustment for fixed fee license revenue includes both the recognition of Performance Obligation A upon the adoption of ASC 606, which had previously been deferred under ASC 605, and the change in the transaction price allocated to Performance Obligation B and consequently the revenue recognized as of January 1, 2018.

Disaggregated Revenue
The following table presents the disaggregation of the Company's revenue for the three months ended March 31, 2018 under ASC 606. Revenues for the three months ended March 31, 2017 are presented in accordance with ASC 605.

(in thousands)	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
Fixed fee license revenue	75,756	2,510	73,246	2,918%
Per-Unit royalty revenue	9,579	6,496	3,083	47%
Total royalty and license revenue	85,335	9,006	76,329	848%
Development, services, and other revenue	81	218	(137)	(63)%
Total revenues	85,416	9,224	76,192	826%
For the three months ended March 31, 2018, the Company recognized $487,000 as revenue that had been included in deferred revenue as of the beginning of the period. As of March 31, 2018, the Company had contract assets of $4.8 million and $4.5 million included within prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheet, respectively. During the three months ended March 31, 2018, there was no impairment of the contract assets.

Impact of Adoption of ASC 606
In accordance with the requirements of ASC 606, the disclosure of the impact of adoption on the Company's condensed consolidated statements of operations and comprehensive income (loss) and balance sheet as of and for the three months ended March 31, 2018 is presented below. The Company believes that this additional information is vital during the transition year to allow readers of its financial statements to compare financial results from the preceding financial year given the use of the modified retrospective method of adoption. The adoption of ASC 606 did not affect the Company's reported total amounts of cash flows from operating, investing and financing activities as such separate tables for this separate financial statement have not been provided.
Amounts contained in the tables below are in thousands, except per share data.

	Three Months Ended March 31,
	2018			2017
	As Reported (ASC 606)	Adjustments	ASC 605	As Reported (ASC 605)
Revenues:
Fixed fee license revenue	$75,756	$(72,341)	$3,415	$2,510
Per-unit royalty revenue	9,579	(4,351)	5,228	6,496
Total royalty and license revenue	85,335	(76,692)	8,643	9,006
Development, services, and other revenue	81	—	81	218
Total revenues	$85,416	$(76,692)	$8,724	$9,224
Operating expenses	15,311	—	15,311	22,076
Operating income (loss)	70,105	(76,692)	(6,587)	(12,852)
Interest and other income	231	—	231	139
Income (loss) before provision for income taxes	70,336	(76,692)	(6,356)	(12,713)
Income tax provision	(453)	—	(453)	(152)
Net income (loss)	$69,883	$(76,692)	$(6,809)	$(12,865)
Basic net income (loss) per share	$2.35	$(2.58)	$(0.23)	$(0.44)
Diluted net income (loss) per share	$2.29	$(2.51)	$(0.22)	$(0.44)

(in thousands)	March 31, 2018			December 31, 2017
	As Reported (ASC 606)	Adjustments	ASC 605	As Reported (ASC 605)
Prepaid expenses and other current assets	5,616	(4,847)	769	736
Other non-current assets	4,808	(4,500)	308	344
Deferred revenue - current	(4,920)	(9,521)	(14,441)	(4,424)
Long-term deferred revenue	(33,665)	(76,160)	(109,825)	(22,303)
Accumulated Deficit	83,398	95,027	178,425	171,616

Contracted Revenue
Based on contracts signed and payments received as of March 31, 2018, the Company expects to recognize $38.6 million revenue related to Performance Obligation B under its fixed fee license agreements, which is satisfied over time, including $14.3 million over one to three years, and $24.3 million over more than three years, respectively.

3. FAIR VALUE MEASUREMENTS
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
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. The Company had no Level 3 instruments as of March 31, 2018 and December 31, 2017.
Financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are classified based on the valuation technique in the table below:

	March 31, 2018
	Fair value measurements using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury securities	$—	$19,842	$—	$19,842
Money market accounts	56,273	—	—	56,273
Total assets at fair value	$56,273	$19,842	$—	$76,115
The above table excludes $62.9 million of cash held in banks.

	December 31, 2017
	Fair value measurements using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury securities	$—	$21,916	$—	$21,916
Money market accounts	1,117	—	—	1,117
Total assets at fair value	$1,117	$21,916	$—	$23,033
The above table excludes $23.5 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s condensed consolidated balance sheets.
Short-term Investments

	March 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$19,860	$—	$(18)	$19,842
Total	$19,860	$—	$(18)	$19,842

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$21,939	$—	$(23)	$21,916
Total	$21,939	$—	$(23)	$21,916
The contractual maturities of the short-term investments (classified as available-for-sale securities) on March 31, 2018 and December 31, 2017 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three months ended March 31, 2018 and the year ended December 31, 2017.

4. ACCOUNTS AND OTHER RECEIVABLES

(in thousands)	March 31, 2018	December 31, 2017
Trade accounts receivable	$2,279	$458
Other receivables	388	348
Accounts and other receivables	$2,667	$806
There was no estimated allowance for doubtful accounts as of March 31, 2018 and December 31, 2017.

5. PROPERTY AND EQUIPMENT

(in thousands)	March 31, 2018	December 31, 2017
Computer equipment and purchased software	$3,212	$3,206
Machinery and equipment	834	834
Furniture and fixtures	1,146	1,274
Leasehold improvements	3,920	3,920
Total	9,112	9,234
Less accumulated depreciation	(6,209)	(6,084)
Property and equipment, net	$2,903	$3,150

6. OTHER CURRENT LIABILITIES

(in thousands)	March 31, 2018	December 31, 2017
Accrued legal	$2,182	$2,202
Income taxes payable	118	219
Other current liabilities	996	1,475
Total other current liabilities	$3,296	$3,896

7. RESTRUCTURING COSTS
In the fourth quarter of 2017, the Company executed a series of restructuring actions designed to sharpen the Company’s strategic focus and establish a more cost-efficient operating structure. The restructuring activities primarily focused on a reduction of the Company’s global workforce in conjunction with steps taken to:
•Significantly reduce the Company’s presence in China and focus its efforts on Mobile OEM licensing in that region;

•Cease its Mobile Advertising activities; and
•Narrow its focus in the Gaming and VR/AR markets on development efforts to bolster its IP licensing model in these markets
The restructuring plan is expected to increase internal efficiencies through the consolidation of certain sites of operation and has resulted in the elimination of approximately 56 positions, or 41%, of the worldwide employee base.
For the year ended December 31, 2017, the Company recorded restructuring expenses of $1.6 million. There were no additional restructuring activities during the three months ended March 31, 2018. The following table summarizes certain minor adjustments to the 2017 restructuring costs that were reflected in the consolidated statements of operations for the three months ended March 31, 2018. There were no restructuring costs for the three months ended March 31, 2017.

	Three Months Ended March 31, 2018
(in thousands)	Employee Separation Costs	Asset-Related Charges	Other	Total
Restructuring	$(44)	$—	$—	$(44)
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
Substantially all accrued amounts related to the 2017 restructuring activities were paid during the first quarter of 2018. The following table presents a reconciliation of the restructuring reserve recorded within accrued liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2018:

	Three Months Ended March 31, 2018
(in thousands)	Employee Separation Costs	Asset-Related Charges	Other	Total
Balance as of December 31, 2017	$1,522	$—	$57	$1,579
Charges	—	—	—	—
Adjustments	(44)	—	—	(44)
Non-cash activity	—	—	(26)	(26)
Cash Payments	(1,468)	—		(1,468)
Balance as of March 31, 2018	10	—	31	41

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

March 31, 2018
Common stock shares available for grant	1,653,597
Standard and market condition stock options outstanding	2,726,207
Restricted stock awards outstanding	44,538
RSU's outstanding	1,210,086
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock has been reserved for issuance under the ESPP. As of March 31, 2018, 711,967 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the three months ended March 31, 2018 are listed below. Shares purchased under the ESPP for the three months ended March 31, 2017 are 27,667. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Three Months Ended March 31, 2018
Shares purchased under ESPP	13,834
Average price of shares purchased under ESPP	$7.11
Intrinsic value of shares purchased under ESPP	$45,000
Summary of Standard Stock Options
The following table sets forth the summary of activity with respect to standard stock options granted under the Company’s stock option plans for the three months ended March 31, 2018:

Three Months Ended March 31, 2018
Beginning outstanding balance	3,277,991
Granted	167,500
Exercised	(922,842)
Forfeited	(25,103)
Expired	(43,420)
Ending outstanding balance	2,454,126
Aggregate intrinsic value of options exercised	$4,726,000
Weighted average fair value of options granted	$5.48

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of the Company’s common stock for the options that were in-the-money.
Information regarding these standard stock options outstanding at March 31, 2018 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
March 31, 2018
Options outstanding	2,454,126	$8.69	3.42	$8.0
Options vested and expected to vest using estimated forfeiture rates	2,334,242	8.66	3.28	7.7
Options exercisable	1,730,105	$8.56	2.33	$5.9
Summary of Market Condition Based Stock Options
The Company continued to have an outstanding balance of 272,081 market condition based stock options as of both December 31, 2017 and March 31, 2018. No activity noted in the period presented.

Summary of Restricted Stock Units
RSU activity for the three months ended March 31, 2018 was as follows:

Three Months Ended March 31, 2018
Beginning outstanding balance	508,880
Awarded	912,793
Released	(156,781)
Forfeited	(54,806)
Ending outstanding balance	1,210,086
Weighted average fair value on grant date of RSUs	$11.84
Total fair value of RSUs released	$1,860,000
Information regarding RSUs outstanding at March 31, 2018 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
March 31, 2018
RSUs outstanding	1,210,086	1.35	$14.5
RSUs vested and expected to vest using estimated forfeiture rates	938,701	1.25	$11.2
Summary of Restricted Stock Awards
Restricted stock award activity for the three months ended March 31, 2018 was as follows:

Three Months Ended March 31, 2018
Beginning outstanding balance	44,538
Awarded	—
Released	—
Forfeited	—
Ending outstanding balance	44,538
Weighted average grant date fair value of restricted stock awarded	$—
Total fair value of restricted stock awards released	—
Stock Plan Assumptions

The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended March 31,
	2018	2017
Standard Stock Options
Expected life (in years)	4.4	4.6
Volatility	54%	56%
Interest rate	2.5%	1.9%
Dividend yield	N/A	N/A

	Three Months Ended March 31,
	2018	2017
Market Condition Based Stock Options
Expected life (in years)	7.0	7.0
Volatility	59%	59%
Interest rate	1.6%	1.6%
Dividend yield	N/A	N/A

	Three Months Ended March 31,
	2018	2017
Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5
Volatility	74%	50%
Interest rate	1.7%	0.7%
Dividend yield	N/A	N/A
Compensation Costs
Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

(in thousands)	Three Months Ended March 31,
	2018	2017
Statement of Operations Classifications
Sales and marketing	$(67)	$210
Research and development	256	336
General and administrative	1,033	1,011
Total	$1,222	$1,557

As of March 31, 2018, there was $12.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.56 years for standard options, 1.80 years for RSUs, and 0.17 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

9. STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are included in the table below.

	Three Months Ended March 31, 2018
(in thousands)	Unrealized Gains and Losses on Short-term Investments	Foreign Currency Items	Total
Beginning balance	$(23)	$122	$99
Other comprehensive income before reclassifications	5	—	5
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	5	—	5
Ending Balance	$(18)	$122	$104
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
There were no stock repurchase during the three months ended March 31, 2018 and 2017. As of March 31, 2018, the Stock Repurchase Program remains available with approximately $33.4 million that may yet be purchased under the program.
Stockholders Right Plan
On December 26, 2017, the Board declared a dividend of one right (a “Right”) for each of the Company's issued and outstanding shares of common stock, par value $0.001 per share. The dividend was paid to the stockholders of record at the close of business on January 8, 2018 (the “Record Date”). Each Right entitles the holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock (the “Preferred Stock”) at a price of $30.00(the “Exercise Price”), subject to certain adjustments and contingently issuable.
There were no rights exercised during the three months ended March 31, 2018 and 2017.

10. INCOME TAXES
Income tax provisions consisted of the following:

(in thousands)	Three Months Ended March 31,
	2018	2017
Income (loss) from continuing operations before provision for income taxes	$70,336	$(12,713)
Provision for income taxes	$(453)	$(152)
Effective tax rate	0.6%	(1.2)%
The provision for income tax for the three months ended March 31, 2018 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. The Company continues to carry a full valuation allowance on its federal deferred tax assets. As a result, no provision for U.S. sourced income was included in the calculation, the primary reason for the difference between the statutory tax rate and effective tax rate. The provision for income tax for the three months ended March 31, 2017 resulted primarily from estimated foreign taxes and foreign withholding tax expense.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was passed into law. The Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In addition, the Act introduced the Base Erosion and Anti-Abuse Tax (“BEAT”), which creates a new tax on certain related party payments.
During December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the federal tax rate change and other tax effects of the Tax Act.  SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provision estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with the Company's adoption of the Tax Act and consideration of SAB 118, the following updates have been made to the Company's income tax provision. In the fourth quarter of 2017, the Company recorded a $12.9 million reduction to deferred tax assets and related valuation allowance in connection with the re-measurement of certain deferred tax assets and liabilities, resulting in no impact to its results of operations. The Company estimated that no current tax expense should be recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, a provisional estimate at December 31, 2017. There have been no changes as of March 31, 2018. Additional work is necessary to complete a more detailed analysis of the Company’s deferred tax assets and liabilities and historical foreign earnings as well as potential correlative adjustments.
For the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred. At March 31, 2018, because the Company is still evaluating the GILTI provisions and the analysis of future taxable income that is subject to GILTI, the Company has included GILTI related to current-year operations only in its annual effective tax rate calculation and has not provided additional GILTI on deferred items. Additionally, the Company has determined that it is has not met the threshold requirements of the BEAT.
The Company has made a reasonable estimate of the effects of the Act as of March 31, 2018 in accordance with guidance in SAB 118. The Company will continue to monitor the estimated impacts as additional guidance is released. Any adjustments recorded to the provisional amounts through fourth quarter 2018 may be included in net income as an adjustment to tax expense.
As of March 31, 2018, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $4.3 million and applicable interest of $12,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $556,000. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.
As of March 31, 2018, the Company had net deferred income tax assets of $371,000 consisting primarily of foreign net operating loss carryforwards, and deferred income tax liabilities of $80,000. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
The Company maintains a valuation allowance of $37.6 million against certain of its deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that the Company determines the deferred tax assets are realizable based on its assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

11. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share for both continuing and discontinued operations:

	Three months ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$69,883	$(12,865)
Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	29,700	29,024
Dilutive potential common shares:
Stock options, ESPP, restricted Stock and RSUs	866	—
Shares used in computation of diluted net income (loss) per share	30,566	29,024
Basic net income (loss) per share	$2.35	$(0.44)
Diluted net income (loss) per share	$2.29	$(0.44)
The Company includes the underlying market condition stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met.
For the three months ended March 31, 2018, standard stock options to purchase approximately 551,000 shares of common stock, with exercise prices greater than the average fair market value of the Company’s stock of $10.14 per share, were not included in the calculation because the effect would have been anti-dilutive.
As of March 31, 2017, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three months ended March 31, 2017, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

March 31, 2017
Standard and market condition stock options outstanding	3,616,995
Restricted stock awards outstanding	77,540
RSUs outstanding	403,935
ESPP	11,889

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
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against Immersion demanding that Immersion reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities.  Samsung is requesting that Immersion pay Samsung the amount of KRW7,841,324,165 (approximately $6.3 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. The Company denies liability, and has asked the International Chamber of Commerce to postpone the arbitration until the tax appeal is resolved. The arbitration panel conducted an initial status conference on February 7, 2018. The panel denied our motion and has proposed a procedural schedule with a hearing in July 2018. We filed our Statement of Defense and Counterclaim on April 16, 2018. Immersion believes that there are valid defenses to all of the claims from the Korean tax authorities and that Samsung’s claims are without merit. Immersion intends to vigorously defend against these claims and as a result, Immersion has concluded that the likelihood of a material charge resulting from this claim is remote. In the event Samsung were to prevail in the arbitration in advance of the conclusion of the appeal with the Korea Tax Tribunal, Immersion could be required to make a payment to Samsung even though it would later be reimbursed should Immersion prevail in the appeal.
On October 16, 2017, Immersion received a letter from LG Electronics Inc. (“LGE”) requesting that Immersion reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.  On November 3, 2017, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. Immersion believes that there are valid defenses to the claims raised by the Korean tax authorities and that LGE’s claims are without merit.  The Company intends to vigorously defend itself against these claims and as a result, has concluded that the likelihood of a material charge resulting from the claim from LGE to be remote.

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

OVERVIEW
We are a premier licensing company focused on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. Our mission is to innovate touch technology that informs, humanizes, and excites while working with customers and partners to bring these tactile experiences to consumers. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized for end users. Our primary business is currently in the mobility, gaming, automotive and medical markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including wearables and virtual and augmented reality.
We have adopted a hybrid business model, under which we provide advanced tactile software, related tools, and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses of our patented technology to our customers. Our licenses allow our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 2,900 issued or pending patents worldwide, covering a wide range of digital technologies and including many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.
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
Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. With the exception of our adoption of ASC 606, there have been no material changes during the three months ended March 31, 2018 to the items we disclosed in the section"Critical Accounting Policies and Estimates" included in Item 7 and the section "Significant Accounting Policies" (Note 1) included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Refer to Note 1 and Note 2 to the condensed consolidated financial statements for our revised policies related to revenue recognition and related estimates after our adoption of ASC 606.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
Overview
Total revenues increased by $76.2 million, or 826%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Net income was $69.9 million for the three months ended March 31, 2018 compared to a net loss of $12.9 million for the three months ended March 31, 2017. The $82.7 million change was primarily driven by an increase of $76.2 million in total revenues and a decrease of $6.8 million in operating expenses.
As discussed above, we adopted the new revenue standard, ASC 606, effective January 1, 2018. Consistent with the modified retrospective transaction method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged. As a result, the $76 million increase in total revenues compared to the same period a year ago primarily resulted from a change in accounting policy arising from the adoption of ASC 606. The impact of adoption included revenue of $72.3 million primarily related to fixed fee license agreements and $4.4 million primarily related to per-unit royalty agreements which would not have been reported as revenue under the previous standard.
Total Revenues - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,				Components of Changes
(in thousands)	2018	2017	Change	Change %	Due to ASC 606 Adoption	Net of ASC 606 Adoption Effect	Total

Fixed fee license revenue	$75,756	$2,510	$73,246	2,918%	$72,341	$905	$73,246
Per-unit royalty revenue	9,579	6,496	3,083	47%	4,351	(1,268)	3,083
Total royalty and license revenue	85,335	9,006	76,329	848%	76,692	(363)	76,329
Development, services, and other	81	218	(137)	(63)%	—	(137)	(137)
Total Revenues	$85,416	$9,224	$76,192	826%	$76,692	$(500)	$76,192
Royalty and license revenue — Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software. Royalty and license revenue for the three months ended March 31, 2018 increased by $76.3 million, or 848%, compared to $9.0 million for the three months ended March 31, 2017. Royalty and license revenue for the three months ended March 31, 2018 would be slightly lower, if reported under ASC 605, than the reported royalty and license revenue for the three months ended March 31, 2017.
Per-unit royalty revenue increased by $3.1 million, or 47%, from $6.5 million for the three months ended March 31, 2017 to $9.6 million for the three months ended March 31, 2018. Per-unit royalty revenue for the three months ended March 31, 2018 would be $(1.3) million lower, if reported under ASC 605, than per-unit royalty revenue for the three months ended March 31, 2017.
Fixed fee license revenue increased by $73.2 million, or 2,918%, from $2.5 million for the three months ended March 31, 2017 to $75.8 million for the three months ended March 31, 2018. The increase was primarily stemmed from new customer agreements executed during the first quarter in 2018 for which we recorded revenue in accordance with ASC 606.
We expect royalty and license revenue to continue to be a major component of our future revenue as our technology is included in products and we succeed in our efforts to monetize our IP. We expect our royalty and license revenue could fluctuate dramatically depending upon the timing of execution of new fixed license fee arrangements, due to the adoption of ASC 606. We historically experienced seasonally higher royalty revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. Due to the elimination of the one-quarter lag in reporting royalty income, we now expect to experience this seasonal impact in the first calendar quarter. We anticipate that our gaming royalty and license revenue will continue to decline until we are successful in proving the relevance of our IP. We anticipate a continuous reduction in royalty and license revenue in the future from our medical customers as a percentage of our consolidated royalty and license revenue, as this line of business is a less significant portion of our overall business focus. Refer to Note 1 and Note 2 to the condensed consolidated financial statements for our revised revenue recognition policies and the impact of the adoption of ASC 606.
Geographically, revenues generated in North America, Europe, and Asia for the three months ended March 31, 2018 represented 89%, 8%, and 3%, respectively, of our total revenue as compared to 41%, 14%, and 45%, respectively, for the three months ended March 31, 2017. Revenue attributable to North America as a percentage of total revenue increased due primarily to increased revenue from mobility customers in the region. Revenue attributable to Europe as a percentage of total revenue decreased primarily due to lower revenue from gaming and medical customers, partially offset by increased revenue from automotive customers in the region. Revenue attributable to Asia as a percentage of total revenue decreased primarily due to declining revenue from mobility, gaming and automotive customers in the region.

Operating Expenses

	March 31,		Change	% Change
(in thousands)	2018	2017

Sales and marketing	$1,220	$3,305	$(2,085)	(63)%
% of total revenue	1%	36%	(35)%
Research and development	$2,820	$3,196	$(376)	(12)%
% of total revenue	3%	35%	(32)%
General and administrative	$11,236	$15,532	$(4,296)	(28)%
% of total revenue	13%	168%	(155)%
Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses decreased $2.1 million, or 63%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, including decreases of $1.6 million in compensation, benefits, and other related costs due to decreased headcount following our restructuring actions in December 2017, $260,000 in marketing and advertising costs, and $203,000 in travel costs. We believe that continued investment in sales and marketing is critical to our future success, and we expect to continue making targeted investments to expand market acceptance for our touch technologies across the markets we serve.
Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses decreased $376,000, or 12%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily caused by a $227,000 decrease in compensation, benefits, and other related costs due to decreased headcount and a $139,000 decrease in outside services reflecting redirected development efforts. We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth in key market.
General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits; legal and professional fees; external legal costs for patents; office supplies; travel; and an allocation of facilities costs. General and administrative expenses decreased $4.3 million, or 28%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease was primarily related to our decreased legal expenses for $4.1 million during the first quarter of 2018, including a $4.9 million decrease in litigation expense relating to ongoing proceedings including our recently settled and concluded litigation against Apple and AT&T Mobility, a $474,000 decrease in licensing fee expenses, partially offset by a $749,000 increase in patent related legal, filing, and maintenance costs, and a $541,000 increase in general legal services. Our general and administrative expenses will continue to be significant in 2018 as we manage our business and strategic opportunities and continue to file, maintain, license, and enforce our IP and contractual rights, and defend any lawsuits brought against us or that we initiate against others to enforce our IP or contractual rights.
Provision for taxes

	March 31,		Change	% Change
	2018	2017
	(Dollars in thousands)
Three months ended:
Provision for income taxes	$(453)	$(152)	$(301)	198%
Income (loss) before provision for income taxes	70,336	(12,713)
Effective tax rate	0.6%	(1.2)%
The provision for income tax for the three months ended March 31, 2018 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to carry a full valuation allowance on our federal deferred tax assets. As a result, no provision for U.S. sourced income was included in the calculation, the primary reason for the difference between the statutory tax rate and effective tax rate. The provision for income tax for the three months ended March 31, 2017 resulted primarily from estimated foreign taxes and foreign withholding tax expense.
The year-over-year change in provision for income taxes resulted primarily from an increase in estimated foreign taxes due in part from the inclusion of accelerated income arising from the adoption of ASC 606.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was passed into law. The Act includes many provisions; including reducing the US federal corporate income tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. We have made a reasonable estimate of the effects of the Act as of March 31, 2018, in accordance with guidance in SAB 118. We will continue to monitor the estimated impacts as additional guidance is released. Any adjustments recorded to the provisional amounts through fourth quarter 2018 will be included in net income as an adjustment to tax expense.
We continue to maintain a valuation allowance of $37.6 million against certain of our deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.
We also maintain liabilities for uncertain tax positions. As of March 31, 2018, we had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $4.3 million and applicable interest of $12,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $556,000.

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
On March 31, 2018, our cash, cash equivalents, and short-term investments totaled $139.0 million, an increase of $92.5 million from $46.5 million on December 31, 2017.
Cash provided by (used in) operating activities
Net cash provided by operating activities was $86.2 million during the three months ended March 31, 2018 compared to $14.3 million cash used in operating activities during the three months ended March 31, 2017. The $100.5 million change was primarily due to $82.7 million increase from $12.9 million net loss for the first quarter in 2017 to $69.9 million net income for the first quarter in 2018, $27.2 million increase in the year-over-year change in deferred revenue, partially offset by the increase of $4.5 million in the year-over-year change in other assets. The increases in the year-over-year changes in deferred revenue and other assets were mainly driven by the effect of our adoption of ASC 606.
Cash provided by investing activities
Net cash provided by investing activities during the three months ended March 31, 2018 was $2.1 million, an increase of $2.1 million compared to $14,000 cash used in investing activities during the three months ended March 31, 2017. Net cash provided by investing activities during the current period consisted of maturities of short-term investments of $11.0 million, partially offset by purchases of short-term investments of $8.9 million and purchases of property, plant, and equipment of $6,000.
Cash provided by financing activities
Net cash provided by financing activities during the three months ended March 31, 2018 was $6.2 million, an increase of $5.6 million compared to $576,000 cash provided by financing activities during the three months ended March 31, 2017. Net cash provided by financing activities during the current period consisted of exercises of stock options of $6.1 million and the issuance of common stock under our ESPP of $98,000.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $139.0 million on March 31, 2018, 5% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash during period of active litigation. At March 31, 2018, there was $33.4 million remaining under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2018 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2017. Our principal commitments as of March 31, 2018 consisted of obligations under operating leases. There have been no material changes in those obligations during the three months ended March 31, 2018.
As of March 31, 2018, we had a liability for unrecognized tax benefits totaling $4.3 million including interest of $12,000, of which approximately $556,000 could be payable in cash.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 and Note 2 to the Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements, in particular the impact of ASC 606 adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $76.1 million as of March 31, 2018, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $85,000 in the fair value of our cash equivalents and short-term investments as of March 31, 2018.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of March 31, 2018, our management with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Effective January 1, 2018, in connection with our adoption of ASC 606, we implemented changes to certain controls and related procedures designed to provide reasonable assurance that our condensed consolidated financial statements reflect the proper application of the guidance within ASC 606. Those changes in internal controls included the revision of our revenue recognition accounting policies in accordance with ASC 606 and the development of new controls to support in our estimation of per unit royalties and allocation of transaction price between performance obligations under fixed fee license contracts with respect to the adoption of ASC 606. There were no other changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Immersion Corporation vs. Apple, Inc., AT&T Inc., and AT&T Mobility LLC
On February 11, 2016, we filed a complaint against Apple, Inc. (“Apple”), AT&T, Inc. (“AT&T”), and AT&T Mobility LLC (“AT&T Mobility”) with the U.S. International Trade Commission (the “ITC”) and a complaint against Apple, AT&T and AT&T Mobility in the U.S. District Court for the District of Delaware alleging that the Apple iPhone 6, iPhone 6 Plus, iPhone 6s, iPhone 6s Plus, Apple Watch, Apple Watch Sport and Apple Watch Edition infringe certain of our patents that cover haptic feedback systems and methods.
In the February 2016 ITC complaint, we sought an exclusion order preventing the importation, sale for importation, and sale after importation of infringing Apple devices into the United States by the defendants and appropriate cease and desist orders. In the U.S. District Court suit, we alleged infringement of the same patents.
The complaints asserted infringement by the Apple iPhone 6, Apple iPhone 6 Plus, Apple iPhone 6s, Apple iPhone 6s Plus, Apple Watch, Apple Watch Sport and Apple Watch Edition of the following two Immersion patents:
U.S. Patent No. 8,619,051(the ’051 patent): “Haptic Feedback System with Stored Effects”
U.S. Patent No. 8,773,356 (the ’356 patent): “Method and Apparatus for Providing Tactile Sensations”
The complaints also asserted infringement by the iPhone 6s and iPhone 6s Plus of the following Immersion patent:
U.S. Patent No. 8,659,571(the ’571 patent): “Interactivity Model for Shared Feedback on Mobile Devices”
On March 14, 2016, the ITC issued a Notice of Institution of Investigation stating that the ITC instituted an investigation to investigate our allegations of infringement with respect to the ’051, ’356, and ’571 patents and determine whether violations of section 337 of the Tariff Act of 1930 have occurred. The investigation bears the designation Inv. No. 337-TA-990 (“990 Investigation”). On April 6, 2016, the Chief Administrative Law Judge (“ALJ”) entered an order terminating Respondent AT&T from the investigation, based on the stipulation and joint motion of the parties to terminate AT&T in a manner that preserved our ability to obtain discovery and compliance with any relief the ITC may order. On April 4, 2016, Respondents Apple and AT&T Mobility served responses to the complaint denying the material allegations of the complaint and alleging affirmative defenses, including among others that the asserted patents are not infringed, invalid and unenforceable. Respondents also alleged that the ’356 patent is unenforceable for alleged inequitable conduct before the United States Patent and Trademark Office. We responded to the allegations of Respondents during the investigation on the procedural schedule set by the Chief ALJ.
On March 21, 2016, pursuant to 28 U.S.C. § 1659(a), the U.S. District Court entered an order staying the U.S. District Court case pending a final determination in the ITC investigation.
On May 5, 2016, we filed another complaint against Apple, AT&T and AT&T Mobility with the ITC and a complaint against Apple, AT&T and AT&T Mobility in the U.S. District Court for the District of Delaware alleging that the Apple iPhone 6s, iPhone 6s Plus, MacBook and MacBook Pro with Retina Display infringed certain of our patents, including patents covering pressure-related haptics.
In the May 2016 ITC complaint, we sought an exclusion order preventing the importation, sale for importation, and sale after importation of infringing Apple devices into the United States by the defendants and appropriate cease and desist orders. In the U.S. District Court suit, we alleged infringement of the same patents.
The complaints asserted against Apple, AT&T and AT&T Mobility claims of infringement by the Apple iPhone 6s and Apple iPhone 6s Plus of the following three Immersion patents:
U.S. Patent No. 8,749,507 (the ’507 patent), “Systems and Methods for Adaptive Interpretation of Input from a Touch-Sensitive Input Device”;
U.S. Patent No. 7,808,488 (the ’488 patent), “Method and Apparatus for Providing Tactile Sensations”
U.S. Patent No. 8,581,710 (the ’710 patent), “Systems and Methods for Haptic Confirmation of Commands”
The complaints also asserted against Apple claims of infringement by the Apple MacBook and Apple MacBook Pro with Retina display of Immersion’s U.S. Patent No. 7,336,260 (the ’260 patent), “Method and Apparatus for Providing Tactile Sensations.”
On May 9, 2016, Immersion and AT&T entered into a stipulation to terminate AT&T as a Proposed Respondent, on the same terms to which the parties agreed to terminate AT&T from the 990 Investigation.
On June 6, 2016, the ITC issued a Notice of Institution of Investigation stating that the ITC instituted an investigation to investigate our allegations of infringement with respect to the ’507, ’488, ’710, and ’260 patents and determine whether violations of section 337 of the Tariff Act of 1930 have occurred. The investigation was designated Inv. No. 337-TA-1004 (“1004

Investigation”). On June 9, 2016, the Chief ALJ entered an order consolidating the 990 and 1004 Investigations. On June 15, 2016, the Chief ALJ granted a joint motion by the parties to stay the 990 Investigation deadlines until a new procedural schedule could be entered in the consolidated Investigation.
On June 16, 2016, pursuant to 28 U.S.C. § 1659(a), the U.S. District Court entered an order staying the U.S. District Court case pending a final determination in the ITC investigation.
On June 27, 2016, Respondents Apple and AT&T Mobility served responses to the complaint denying the material allegations of the complaint and alleging affirmative defenses, including among others that the asserted patents are not infringed, invalid and unenforceable. Respondents also alleged that the ’710 patent is unenforceable for alleged inequitable conduct before the United States Patent Office. We responded to the allegations of Respondents during the investigation on the procedural schedule set by the Chief ALJ. On June 29, 2016, the Chief ALJ entered an order setting the Markman hearing in the consolidated case for October 18, 2016, and the evidentiary hearing for April 27-May 5, 2017. On July 12, 2016, the Chief ALJ entered the procedural schedule in the consolidated Investigation.
The procedural schedule in the Investigation included, among other things, deadlines for the parties to conduct three required settlement conferences. On July 26, 2016, representatives for Immersion and Respondent AT&T conducted their first settlement conference. On July 28, 2016, representatives for Immersion and Respondent Apple conducted their first settlement conference. The parties did not reach an agreement to settle the dispute underlying the Investigation at that time.
In September 2016, Respondent Apple released additional products, including the iPhone 7 and 7 plus and the Apple Watch Series 2. We served discovery responses and contentions identifying these newly released products as products at issue in the Investigation.
On October 18, 2016, the Chief ALJ conducted a Markman hearing with respect to the construction of terms of the Asserted Patents. The Chief ALJ indicated at the hearing that a ruling could be expected in approximately three months.
On December 15, 2016, Respondents filed a motion for summary determination that the asserted claims 1 and 2 of the ’260 patent are invalid under 35 U.S.C. § 101 for an alleged failure to recite patentable subject matter. On December 27, 2016, we filed our opposition to the motion. On December 27, 2016, the Commission Investigative Staff submitted a response to the motion stating that the Staff supports the motion. On April 6, 2017, the Chief ALJ issued an order denying the motion.
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
The evidentiary hearing with respect to the consolidated investigation by the United States International Trade Commission bearing the designation Inv. No. 337-TA-990/1004 commenced on April 27, 2017 and concluded on May 4, 2017. On May 31, 2017, the parties and the Office of Unfair Import Investigations (“OUII”) Staff submitted their initial post-hearing briefs, and on June 7, 2017, the parties and OUII Staff submitted their post-hearing reply briefs. Before submitting these briefs, we provided a notice on May 11, 2017 that we would not be pursuing in our Post-Hearing Brief claims 3, 13, and 23 of the ’356 patent. On October 20, 2017, Immersion brought an unopposed motion for partial termination of the investigation with respect to claims 3, 13, and 23 of the ’356 patent. On October 23, 2017, the Chief ALJ issued an order granting partial termination as to claims 3, 13, and 23 of the ’356 patent as described above.
The due date for the Chief ALJ’s initial determination was scheduled for August 11, 2017. On July 13, 2017, the Chief ALJ entered an order extending the due date for the Chief ALJ’s initial determination from August 11, 2017 to November 13, 2017 and extending the target date for the completion of the investigation from December 11, 2017 to March 12, 2018. On October 30, 2017, the Chief ALJ issued an order extending the final initial determination date to no later than the close of business on January 31, 2018 and the final determination date to no later than May 31, 2018.
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
On March 15, 2018, the Commission issued a notice stating that the Commission has determined not to review the Chief ALJ’s decision granting the motion to terminate the investigation based on settlement. As a result of this decision and the underlying settlement agreement, the ITC proceedings have concluded.
As noted above, on January 29, 2018, we announced that we reached a settlement with Apple resolving the above-described litigation. As part of the settlement, the parties agreed to submit joint stipulations in the District Court actions to dismiss those actions in their entirety with prejudice. On February 6, 2018, the Parties filed the Stipulations of Dismissal with the District Court. In addition to requesting the dismissal of the action with prejudice, the stipulations provide that each party shall bear its own fees and costs. On February 7, 2018, the District Court issued orders dismissing the above-described litigation pursuant to the stipulations of the parties.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the ’051 patent. The petition bears Case No. IPR2016-01371. The petition challenged the patentability of certain claims of the ’051 patent in light of alleged prior art references. On October 13, 2016, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’051 patent. On January 11, 2017, the Patent Trial and Appeal Board (“PTAB” or “Board”) issued a decision denying the Petition and declining to institute the IPR on February 10, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’051 patent in light of alleged prior art references. This Petition bears Case No. IPR2017-00887. We filed our Patent Owner’s Preliminary Response in this IPR on May 30, 2017. On August 25, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the ’571 patent. The petition bears Case No. IPR2016-01372. The petition challenged the patentability of certain claims of the ’571 patent in light of alleged prior art references. On October 13, 2016, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’571 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The Board’s decision also declined to institute the IPR as to certain claims of the ’571 patent. The Board set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner’s Response to the IPR. Apple filed its Reply to the Patent Owner’s Response on August 4, 2017. On August 31, 2017, we submitted a Motion for Observation regarding the testimony of Apple’s expert on cross-examination at deposition. Apple responded to these observations on September 5, 2017. On October 5, 2017, the PTAB conducted the Oral Hearing in this IPR. On January 10, 2018, the PTAB issued a Final Written Decision finding claims 1-4, 6, 23-26, and 28 of the ’571 patent unpatentable. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to vacate final decision and terminate proceeding in IPR2016-1372 in light of the settlement between the parties. On February 2, 2018, the PTAB denied the parties’ request to file such a motion. On March 14, 2018, Immersion filed with the USPTO and the U.S. Court of Appeal for the Federal Circuit notices of appeal from the Board’s final written decision in IPR2016-1372 for the ’571 patent. On March 27, 2018, Immersion filed in the Federal Circuit the required Certificates of Interest and Docketing Statements. Apple also filed in the Federal Circuit notices stating that it will not be participating in the appeals. On April 23, 2018, the USPTO filed the certified list of documents that comprise the record in IPR2016-1372. Our opening brief in the appeal was due on June 22, 2018. On May 10, 2018, we filed a motion seeking a 30-day extension to file the brief and the motion was granted on May 11, 2018. The Federal Circuit is awaiting a response from the USPTO to an order requesting that the USPTO inform the Federal Circuit whether it intends to participate in the appeal. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’571 patent in light of alleged prior art references. This Petition bears Case No. IPR2017-00896. We filed our Patent Owner’s Preliminary Response in this IPR on May 22, 2017. On August 17, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On July 8, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the ’356 patent. The petition bears Case No. IPR2016-01381. The petition challenged the patentability of certain claims of the ’356 patent in light of alleged prior art references. On October 12, 2016, we filed a Patent Owner's Preliminary Response responding to the petition’s challenges to patentability of claims of the ’356 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The Board set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner’s Response to the IPR. Apple filed its Reply to the Patent Owner’s Response on July 28, 2017. On August 31, 2017, we submitted a Motion for Observation regarding the testimony of Apple’s expert on cross-examination at deposition. Apple responded to these observations on September 5, 2017. On October 5, 2017, the PTAB conducted the Oral Hearing in this IPR. On January 10, 2018, the PTAB issued a Final Written Decision finding claims 1-3, 5, 7, 9-13, 15, 17, 19-23, 25, and 26 of the ’356 patent unpatentable. On January 10, 2018, Apple submitted to the Chief ALJ in the ITC proceeding a Notice of Supplemental Authority Regarding the ’356 Patent to inform the Chief ALJ of the Board’s decision in this IPR. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to vacate final decision and terminate proceeding in IPR2016-1381 in light of the settlement between the parties. On February 2, 2018, the PTAB denied the parties’ request to file such a motion. On March 14, 2018, Immersion filed with the USPTO and the U.S. Court of Appeal for the Federal Circuit notices of appeal from the Board’s final written decision in IPR2016-1381 for the ’356 patent. On March 27, 2018, Immersion filed in the Federal Circuit the required Certificates of Interest and Docketing Statements. Apple also filed in the Federal Circuit notices stating that it will not be participating in the appeals. On April 23, 2018, the USPTO filed the certified list of documents that comprise the record in IPR2016-01381. Our opening brief in the appeal was due on June 22, 2018. On May 10, 2018, we filed a motion seeking a 30-day extension to file the brief and the motion was granted on May 11, 2018. The USPTO entered a notice of intervention on April 25, 2018. The case on appeal is Immersion Corporation v. Iancu (18-cv-1678) (N.D. Cal.). On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’356 patent in light of alleged prior art references. This IPR bears Case No. 2017-00897. We filed our Patent Owner’s Preliminary Response in this IPR on May 22, 2017. On August 17, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On August 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the ’710 patent. The petition bears Case No. IPR2016-01603. The petition challenged the patentability of certain claims of the ’710 patent in light of alleged prior art references. On November 28, 2016, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’710 patent. On February 23, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the petition. The Board set a schedule of certain due dates in the IPR. On June 28, 2017, we submitted our Patent Owner’s Response in the IPR. Apple filed its Reply to the Patent Owner’s Response on August 24, 2017. On October 16, 2017, we submitted a Motion for Observation regarding testimony of Apple’s expert on cross-examination at deposition. On November 16, 2017, the PTAB conducted the Oral Hearing in this IPR. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to terminate IPR2016-1603 in light of the settlement between the parties. On February 2, 2018, the PTAB granted the request. On February 8, 2018, the parties filed a joint motion to terminate the IPR. The parties also requested confidential treatment of the settlement agreement. On February 12, 2018, the PTAB granted the parties’ joint motion to terminate the IPR as well as the parties’ joint request for confidential treatment of the settlement agreement. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’710 patent in light of alleged prior art references. This IPR bears Case No. 2017-01368. We filed our Patent Owner’s Preliminary Response on August 24, 2017. On November 7, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On September 12, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the ’507 patent. The petition bears Case No. IPR2016-01777. The petition challenged the patentability of certain claims of the ’507 patent in light of alleged prior art references. On December 27, 2016, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’507 patent. On March 23, 2017, the Board issued its decision denying the Petition and declining to institute the IPR. On May 9, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’507 patent in light of alleged prior art references. This IPR bears Case No. 2017-01310. We filed our Patent Owner’s Preliminary Response on August 9, 2017. On November 2, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On September 23, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the ’260 patent. The petition bears Case No. IPR2016-01884. The petition challenged the patentability of certain claims of the ’260 patent in light of alleged prior art references. On January 4, 2017, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’260 patent. In response to a request of the Petitioner, the Board also authorized the parties to file Reply and Sur-Reply briefs on certain issues. Petitioner filed a Reply Brief on January 31, 2017. We filed our Patent Owner’s Sur-Reply brief on February 14, 2017. On April 3, 2017, the Board issued a decision instituting the IPR on certain grounds raised in the petition. The Board set a schedule of certain due dates in the IPR. On July 3, 2017, we submitted our Patent Owner’s Response in the IPR. Apple filed its Reply to the Patent Owner’s Response on October 10, 2017. The Oral Hearing took place on January 10, 2018. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to terminate IPR2016-1884 in light of the settlement between the parties. On February 2, 2018, the PTAB granted the request. On February 8, 2018, the parties filed a joint motion to terminate the IPR. The parties also requested confidential treatment of the settlement agreement. On March 22, 2018, the Board issued a decision granting the joint motion to terminate. The Board also granted the joint motion to treat the underlying settlement agreement as confidential business information and kept separate from the rest of the file. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’260 patent in light of alleged prior art references. This IPR bears Case No. 2017-01369. We filed our Patent Owner’s Preliminary Response on August 24, 2017. On November 21, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On September 29, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the ’488 patent. The petition bears Case No. IPR2016-01907. The petition challenged the patentability of certain claims of the ’488 patent in light of alleged prior art references. On January 5, 2017, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’488 patent. In response to a request of the Petitioner, the Board authorized the parties to file Reply and Sur-Reply briefs. Petitioner filed a Reply Brief on January 31, 2017. We filed our patent owner’s Sur-Reply brief on February 14, 2017. On April 3, 2017, the Board issued a decision instituting the IPR on certain grounds raised in the petition. The Board set a schedule of certain due dates in the IPR. On July 3, 2017, we filed our Patent Owner’s Response in the IPR. Apple filed its Reply to the Patent Owner’s Response on October 10, 2017. The Oral Hearing took place on January 10, 2018. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to terminate IPR2016-1907 in light of the settlement between the parties. On February 2, 2018, the PTAB granted the request. On February 8, 2018, the parties filed a joint motion to terminate the IPR. The parties also requested confidential treatment of the settlement agreement. On March 22, 2018, the Board issued a decision granting the joint motion to terminate. The Board also granted the joint motion to treat the underlying settlement agreement as confidential business information and kept separate from the rest of the file. On or about May 4, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’488 patent in light of alleged prior art references. This IPR bears Case No. 2017-01371. We filed our Patent Owner’s Preliminary Response on August 24, 2017. On November 21, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On October 26, 2017, we filed a patent infringement lawsuit in the Beijing High People’s Court against Apple Computer Trading (Shanghai) Co., Ltd., Apple Electronic Product Commerce (Beijing) Co., Ltd., and Apple Trading (Shanghai) Co., Ltd. alleging that the iPhone 6s, iPhone 6s Plus, iPhone 7, iPhone 7 Plus, iPhone 8 and iPhone 8 Plus infringe our Chinese patents ZL02821854.X and ZL200810008845.X. We sought a permanent injunction preventing the importation, sale and offering for sale of the iPhone products noted above in China as well as damages. As noted above, on January 29, 2018, we announced that we reached a settlement with Apple resolving the above-described litigation. The Beijing High People’s Court has approved the withdrawal of this case.

Immersion Corporation v. FitBit and Runtong International Trade Co., Ltd. (Shanghai Intellectual Property Court)
On June 29, 2017, local counsel for Immersion filed a patent infringement lawsuit against Fitbit, Inc. (“Fitbit”) in the Shanghai Intellectual Property Court alleging that Fitbit has infringed three of our China patents. The three patents at issue are China Patent No. CN101305416B, entitled “methods and systems for providing haptic messaging to handheld communication devices”; No. CN102187647B, entitled “systems and methods for mapping message contents to virtual physical properties for sending vibrotactile messaging”; and No. CN102160366B, entitled “systems and methods for transmitting haptic messages.” The Shanghai Intellectual Property Court accepted the case on July 7, 2017. Petitions for Invalidation have been filed by FitBit for China Patent Nos. CN101305416B, CN102160366B, and CN102187647B (details below). The Shanghai Intellectual Property Court is currently reviewing the objection to jurisdiction filed by the reseller defendant, Rui Jin Lin (Dalian) Information Technology Co., Ltd. The

court held an inter-party hearing on April 11, 2018 to discuss, among other things, whether Rui Jin Lin shall be incorporated as a defendant along with Runtong.
A hearing for FitBit’s Petition for Invalidation of China Patent No. CN102160366B took place on April 16, 2018, and a hearing for China Patent No. CN101305416B took place on April 26, 2018. A hearing date of May 30, 2018 has been set for China Patent No. CN102187647B.

Immersion Corporation v. Fitbit, Inc., Case No. 5:17-cv-03886-LHK (N.D. Cal.)
On July 10, 2017, we filed a patent infringement lawsuit against Fitbit in the U.S. District Court for the Northern District of California alleging that Fitbit has infringed three of our U.S. Patents. The three patents at issue are U.S. Patent No. 8,351,299, which covers “Apparatus and Method for Providing Condition-Based Vibrotactile Feedback”; No. 8,059,105, entitled “Haptic Feedback for Touchpads and Other Touch Controls”; and No. 8,638,301, for “Systems and Methods for Transmitting Haptic Messages.” Generally, these U.S. patents cover “touch-feedback” - or haptic feedback - devices, systems and methods. Fitbit devices alleged to infringe include the Fitbit Flex, Fitbit Flex 2, Fitbit Alta, Fitbit Alta HR, Fitbit Charge, Fitbit Charge 2, Fitbit Charge HR, Fitbit Blaze and Fitbit Surge. We served Fitbit with the Complaint, among other papers, on July 11, 2017. On October 4, 2017, in lieu of answering, Fitbit filed a Motion to Dismiss pursuant to 12(b)(6) based on 35 USC § 101. The hearing on Fitbit’s Motion to Dismiss was set for February 15, 2018. The parties attended an Initial Case Management Conference on October 18, 2017. The claim construction hearing has been scheduled for May 10, 2018, and the trial date has been scheduled for May 6, 2019. On November 1, 2017, we filed our response to Fitbit’s motion to dismiss. On February 8, 2018, the parties participated in Court-ordered mediation of the U.S. district court case. On February 13, 2018, the Court took Fitbit’s Motion to Dismiss under submission without oral argument and vacated the hearing previously set for February 15, 2018. The Court denied Fitbit’s Motion to Dismiss under 35 USC 101 with respect to the ’105 Patent and ’299 Patent, but granted with respect to the ’301 Patent. Thus, there are two patents-in-suit remaining. The parties have exchanged proposed claim constructions and we served our opening claim construction brief on April 2, 2018. Fitbit alleges that two of the claim terms are indefinite, and that the asserted claims are therefore invalid. The claim construction hearing was originally scheduled for May 10, 2018 but has been moved to June 21, 2018, and the trial date has been scheduled for May 6, 2019.
On February 7, 2018, Fitbit filed in the United States Patent and Trademark Office two petitions for inter partes review (IPR) of the ’105 patent (Case Nos. IPR2018-00588 and IPR2018-00590); a petition for inter partes review of the ’299 patent (Case No. IPR2018-00591); and two petitions for inter partes review of the ’301 patent (Case Nos. IPR2018-00592 and IPR2018-00593). The Patent Owner’s Preliminary Responses to respond to the petitions are due May 15, 2018. (Case Nos. IPR2018-00588 and IPR2018-00590), May 23, 2018 (Case Nos. IPR2018-00592 and IPR2018-00593), and June 15, 2018 (Case No. IPR2018-00591). The last days for the Patent Trial and Appeal Board to decide whether to institute IPR are August 15, 23, and September 17, 2018, respectively.

Immersion Corporation vs. Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (C.A. No. 17-cv-572)
On August 3, 2017, we filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, “Samsung”) in the United States District Court for the Eastern District of Texas alleging that certain Samsung touchscreen phones, including those phones that Samsung had not commenced commercially producing, distributing and selling before January 1, 2016 (the “Accused Phones”), infringe certain of our patents that cover haptic feedback systems and methods. In the complaint, we are seeking to stop Samsung from further infringement as well as the recovery of damages. The complaints assert infringement by the Accused Phones of the following patents:
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
On December 15, 2017, the Court issued a Docket Control Order setting the claim construction hearing for August 15, 2018 and the first day of jury selection for February 4, 2019. On March 5, 2018, the Court issued an order resetting the first day of jury selection for February 19, 2019.

Immersion Corporation vs. Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (C.A. No. 18-cv-55)
On March 8, 2018, we filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, “Samsung”) in the United States District Court for the Eastern District of Texas alleging that certain Samsung touchscreen phones, including those phones that Samsung had not commenced commercially producing, distributing and selling before January 1, 2016 (the “Accused Phones”), infringe U.S. Patent No 8,619,051, entitled “Haptic Feedback System with Stored Effects,” which covers haptic feedback systems and methods.  In the complaint, we are seeking to stop Samsung from further infringement as well as the recovery of damages.
Samsung filed a response to the Complaint on April 20, 2018. On April 27, 2018, Samsung filed a motion to consolidate this case with the previously-filed case that we filed on August 3, 2017. On May 11, 2018, we filed an opposition to the motion to consolidate. The Court has not yet issued a schedule for the case.

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
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities.  Samsung is requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.3 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. We deny liability, and asked the International Chamber of Commerce to postpone the arbitration until the tax appeal is resolved. The arbitration panel conducted an initial status conference on February 7, 2018. The International Chamber of Commerce denied our motion to postpone the arbitration, and on March 2, 2018, issued a Procedural Order setting the hearing date for July 23, 2018. We filed our Statement of Defense and Counterclaim on April 16, 2018. We believe that there are valid defenses to all of the claims from the Korean tax authorities and that Samsung’s claims are without merit. We intend to vigorously defend against these claims and as a result, we have concluded that the likelihood of a material charge resulting from this claim is remote. In the event Samsung were to prevail in the arbitration in advance of the conclusion of the appeal with the Korea Tax Tribunal, we could be required to make a payment to Samsung even though it would later be reimbursed should we prevail in the appeal.
We cannot predict the ultimate outcome of the above-mentioned actions, and we are unable to estimate any potential liability we may incur. Please also refer to our disclosures in Contingencies, Note 12 to the condensed consolidated financial statements.

Immersion Corporation vs. Samsung (China) Investment Co., Ltd., Huizhou Samsung Electronics Co., Ltd and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. (Fuzhou Intellectual Property Court - Case: Min 01 Min Chu No. 342 (2018))
On March 8, 2018, we filed a complaint against Samsung (China) Investment Co., Ltd. (“Samsung China”), Huizhou Samsung Electronics Co., Ltd. (“Samsung Huizhou”), and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. in the Fuzhou Intermediate Court in Fuzhou, China alleging that certain Samsung touchscreen phones, including the Galaxy S8, S8+, and Note8, infringe three Immersion Chinese patents.  The three patents at issue, covering haptic feedback systems and methods in electronic devices, are Chinese Patent No. ZL02821854.X, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; Chinese Patent No. ZL201210005785.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; and Chinese Patent No. ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations.”  Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages.  The Fuzhou Intellectual Property Court accepted the case on March 8, 2018.  Samsung China filed a jurisdictional objection on April 10, 2018 in which it asks the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asks the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. A pretrial conference is scheduled for June 14-15, 2018. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou may supplement their petitions by May 16, 2018, and our response is due June 1, 2018.

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
Our revenue growth is largely dependent on our ability to enter into new and renew existing licensing arrangements. Our failure to enter into new or renewed licensing arrangements will cause our operating results to suffer. Further, upon adoption of ASC 606 effective January 1, 2018, a substantial portion of the revenue from our fixed license fee contracts was recognized up front after execution of the license, with the portion that relates to our future performance obligations to be transferred during the contract term being recognized over time. Previously, our fixed license fee revenue was usually recognized ratably over time in accordance with revenue recognition guidance under ASC 605. This change in accounting policy for fixed license fees revenue will further provide less predictability in our future revenue when compared to historical periods. We face numerous risks in obtaining new or renewed licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:
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
One customer accounted for more than 10% of our total revenues for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 where three customers accounted for 18%, 15%, and 10% of our total revenues, respectively. In the quarter ended September 30, 2016, we entered into an additional amendment to our License Agreement with Samsung pursuant to which we agreed to permit Samsung to exercise its rights to continue to sell products that were licensed under the agreement as of December 31, 2015 for the life of such products in exchange for $19 million. We have not entered into a renewal agreement with Samsung for any products released after December 31, 2015, and on August 3, 2017, we filed the first patent infringement suit against Samsung in the U.S. District Court in the Eastern District of Texas. See Part I, Item 3, "Legal Proceedings". Because we have not renewed our agreement with Samsung, there is no assurance that Samsung will continue to generate similar revenue in any future period; and even if we were to renew our agreement with Samsung, our revenue could be adversely impacted by recalls or poorly performing mobile devices.
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

We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future, and we are currently in litigation against Samsung, Motorola, and Fitbit for patent infringement and we recently settled our litigation with Apple. We may need to continue to initiate legal proceedings in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights has, and may in the future result in material amounts of legal expenses and risk, could lead to counterclaims and adverse rulings affecting our patents, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.
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
We currently have sales personnel in Japan, Korea, and China. International revenues accounted for approximately 11% of our total revenue for the three months ended March 31, 2018. International operations are subject to a number of difficulties, risks, and special costs, including:
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
We had an accumulated deficit of $83 million as of March 31, 2018, and may not return to consistent profitability in the future.
As of March 31, 2018, we had an accumulated deficit of $83 million. We need to generate significant ongoing revenue to return to consistent profitability. We will continue to incur expenses as we:
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
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the three months ended March 31, 2018, substantially all of our total revenues were royalty and license revenues, as compared to 98% for the same period in 2017. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
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
•the timing and recognition of payments under our license agreements, as well as other multi-element arrangements;
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
Date: May 11, 2018

IMMERSION CORPORATION

By	/s/ Nancy Erba
Nancy Erba
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Separation Agreement dated January 2, 2018 between Immersion and Victor Viegas	8-K/A	000-27969	10.2	January 3, 2018
10.2 #	Settlement and License Agreement, between Immersion and Apple Inc., dated as of January 26, 2018					X
10.4 **	Amended and Restated Retention and Ownership Change Agreement dated February 26, 2018 by and between Immersion and Nancy Erba					X
10.6 **	Amended and Restated Retention and Ownership Change Agreement dated February 26, 2018 by and between Immersion and Anne Marie Peters					X
31.1	Certification of Carl Schlachte, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Carl Schlachte, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

#	Certain portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.
*
This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

**	Constitutes a management contract or compensatory plan.