Form 10-Q/A
period 2018-03-31
IMMERSION CORP
filed 2018-07-31
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE

On May 11, 2018, Immersion Corporation (the “Company”) filed the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (the “Form 10-Q”). The Company is filing this Amendment No. 1 to Form 10-Q (“Amendment No. 1”) to file an amended Exhibit 10.2 (Settlement and License Agreement, between Immersion and Apple Inc., dated as of January 26, 2018). Certain portions of the information omitted from the Exhibit 10.2 filed with the Form 10-Q pursuant to a confidential treatment request have now been included in the Exhibit 10.2 filed with this Amendment No. 1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has set forth the complete text of Item 6, as amended. This Amendment No. 1 speaks as of the filing date of the Form 10-Q, does not update information in the Form 10-Q to reflect events that have occurred subsequent to the filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q. Except as described above, no other amendments are being made to the Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-Q and the Company’s subsequent filings made with the Securities and Exchange Commission since May 11, 2018. The filing of this Amendment No. 1 shall not be deemed an admission that the Form 10-Q, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 30, 2018

IMMERSION CORPORATION

By	/s/ Nancy Erba
Nancy Erba
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Separation Agreement dated January 2, 2018 between Immersion and Victor Viegas	8-K/A	001-38334	10.2	January 3, 2018
10.2 #	Settlement and License Agreement, between Immersion and Apple Inc., dated as of January 26, 2018		001-38334			X
10.4 **	Amended and Restated Retention and Ownership Change Agreement dated February 26, 2018 by and between Immersion and Nancy Erba	10-Q	001-38334	10.4	May 11, 2018
10.6 **	Amended and Restated Retention and Ownership Change Agreement dated February 26, 2018 by and between Immersion and Anne Marie Peters	10-Q	001-38334	10.6	May 11, 2018
31.1	Certification of Carl Schlachte, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Carl Schlachte, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

#	Certain portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.
*
This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

**	Constitutes a management contract or compensatory plan.

5