Form 10-Q
period 2018-06-30
IMMERSION CORP
filed 2018-08-03
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock outstanding at July 27, 2018: 30,770,452.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$116,437	$24,622
Short-term investments	20,245	21,916
Accounts and other receivables	1,026	806
Prepaid expenses and other current assets	5,821	736
Total current assets	143,529	48,080
Property and equipment, net	2,716	3,150
Deferred income tax assets	371	401
Other assets	4,421	344
Total assets	$151,037	$51,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,359	$6,647
Accrued compensation	3,180	4,133
Other current liabilities	4,046	3,896
Deferred revenue	4,769	4,424
Total current liabilities	15,354	19,100
Long-term deferred revenue	32,536	22,303
Other long-term liabilities	1,190	915
Total liabilities	49,080	42,318
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 37,488,535 and 35,950,518 shares issued, respectively; 30,762,150 and 29,263,828 shares outstanding, respectively	240,445	228,046
Accumulated other comprehensive income	109	99
Accumulated deficit	(91,156)	(171,616)
Treasury stock at cost: 6,726,385 shares	(47,441)	(46,872)
Total stockholders’ equity	101,957	9,657
Total liabilities and stockholders’ equity	$151,037	$51,975
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Royalty and license	$5,992	$6,785	$91,327	$15,791
Development, services, and other	152	245	233	463
Total revenues	6,144	7,030	91,560	16,254
Costs and expenses:
Cost of revenues	94	54	129	97
Sales and marketing	1,570	3,461	2,790	6,766
Research and development	2,222	2,826	5,042	6,022
General and administrative	10,553	15,600	21,789	31,132
Total costs and expenses	14,439	21,941	29,750	44,017
Operating income (loss)	(8,295)	(14,911)	61,810	(27,763)
Interest and other income	375	165	606	304
Income (loss) before benefit (provision) for income taxes	(7,920)	(14,746)	62,416	(27,459)
Benefit (provision) for income taxes	162	(99)	(291)	(251)
Net income (loss)	$(7,758)	$(14,845)	$62,125	$(27,710)
Basic net income (loss) per share	$(0.25)	$(0.51)	$2.06	$(0.95)
Shares used in calculating basic net income (loss) per share	30,527	29,193	30,116	29,109
Diluted net income (loss) per share	$(0.25)	$(0.51)	$2.00	$(0.95)
Shares used in calculating diluted net income (loss) per share	30,527	29,193	31,074	29,109
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on short-term investments	5	(2)	10	(24)
Total other comprehensive income (loss)	5	(2)	10	(24)
Total comprehensive income (loss)	$(7,753)	$(14,847)	$62,135	$(27,734)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows provided by (used in) operating activities:
Net income (loss)	$62,125	$(27,710)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	439	469
Stock-based compensation	3,752	2,735
Deferred income taxes	66	(77)
Allowance for doubtful accounts	—	6
Loss on disposal of equipment	26	—
Changes in operating assets and liabilities:
Accounts and other receivables	(220)	(1,959)
Prepaid expenses and other current assets	(215)	(112)
Other assets	(4,077)	(99)
Accounts payable	(3,288)	4,286
Accrued compensation and other current liabilities	(656)	(2,902)
Income tax payable	(147)	—
Deferred revenue	23,917	(2,929)
Other long-term liabilities	239	(50)
Net cash provided by (used in) operating activities	81,961	(28,342)
Cash flows provided by investing activities:
Purchases of short-term investments	(17,693)	(15,879)
Proceeds from maturities of short-term investments	19,500	20,000
Purchases of property and equipment	(31)	(110)
Net cash provided by investing activities	1,776	4,011
Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	98	175
Exercise of stock options	7,980	443
Net cash provided by financing activities	8,078	618
Net increase (decrease) in cash and cash equivalents	91,815	(23,713)
Cash and cash equivalents:
Beginning of period	24,622	56,865
End of period	$116,437	$33,152
Supplemental disclosure of cash flow information
Cash paid for taxes	$81	$111
Supplemental disclosure of noncash operating, investing, and financing activities
Amounts accrued for property and equipment	$—	$3
Amounts accrued for treasury stocks	$569	$—
Release of Restricted Stock Units and Awards under company stock plan	$2,546	$2,451
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
Not yet adopted
In July 2018, the FASB issued ASU 2018-09 "Codification Improvement" ("ASU 2018-09"). This ASU amends a wide variety of Topics in the Codification issued by FASB with technical corrections, clarifications, and other minor improvements, and should eliminate the need for periodic agenda requests for narrow and incremental items. Many of the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018 for public entities. The Company is currently assessing when it will adopt this ASU, but does not expect material impact on its condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 "Compensation-- Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). The amendments in this ASU expand the scope of Topic 718 to include share-based payment transaction for acquiring goods and services from nonemployees and supersede subtopic 505-50. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted but no earlier than adoption of Topic 606. The Company is currently in the process of evaluating the impact of this standard on its condensed consolidated financial statements, and expects to adopt this ASU as of January 1, 2019.
In February 2018, the FASB issued ASU 2018-02 "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing when it will adopt this ASU and its potential impact on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases: Topic 842” (“ASU 2016-02” "Topic 842"), which supersedes the existing guidance for lease accounting in Topic 840, Leases. The FASB issued the ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. This ASU is effective for periods beginning after December 15, 2018 for public entities with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-10 "Codification Improvement to Topic 842, Leases" ("ASU 2018-10"). The FASB issued this separate ASU for the improvements related to ASC 2016-02 to increase stakeholders' awareness of the amendments and to expedite the improvements. The effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently in the process of evaluating the impact of this standard on its condensed consolidated financial statements, but has not elected to early adopt the standard and would plan to implement the standard on January 1, 2019.

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

The Company's revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. The adoption of ASC 606 affected the Company's revenue recognition model for both fixed fee license revenue and per-unit royalty revenue presented as “royalty and license revenue” on the Company’s condensed consolidated statements of operations and comprehensive income (loss). All of the Company’s revenue in the periods presented have been derived from contracts with customers and consequently have been recognized under ASC 606.
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
Payments for fixed fee license contracts typically are due in full within 30 - 45 days from execution of the contract. From time to time, the Company enters into a fixed fee license contract with payments due in a number of installments payable throughout the contract term. In such cases, the Company will determine if a significant financing component exists and if it does, the Company will recognize more or less revenue and corresponding interest expense or income, as appropriate.
Per-unit Royalty revenue
Under the Company's previous accounting practices under ASC 605, it recognized revenue from per-unit royalty agreements in the period in which the related royalty report was received from its licensees, generally one quarter in arrears from the period in which the underlying sales occurred (i.e. on a "quarter-lag"). ASC 606 requires an entity to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As the Company generally does not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows the Company to adequately review the reports and include the actual amounts in its quarterly results for such quarter, the Company accrues the related revenue based on estimates of its licensees’ underlying sales, subject to certain constraints on its ability to estimate such amounts. The Company’s estimates are developed based on a combination of available data including, but not limited to, approved customer forecasts, a lookback at historical royalty reporting for each of its customers, and industry information available for the licensed products.
As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. During the three months ended June 30, 2018, the Company trued up approximately $(326,000) royalty revenue based on its licensees' reports for sales occurred in the previous quarter. The Company had no true-ups for the three months ended March 31, 2018.

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
Payments of per-unit royalties typically are due within 30 to 60 days from the end of the calendar quarter in which the underlying sales took place.
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

Disaggregated Revenue
The following table presents the disaggregation of the Company's revenue for the three and six months ended June 30, 2018 under ASC 606. Revenues for the three and six months ended June 30, 2017 are presented in accordance with ASC 605.

(in thousands)	Three Months Ended June 30,
	2018	2017	Increase (Decrease)
Fixed fee license revenue	$1,881	$1,765	$116	7%
Per-Unit royalty revenue	4,111	5,020	(909)	(18)%
Total royalty and license revenue	5,992	6,785	(793)	(12)%
Development, services, and other revenue	152	245	(93)	(38)%
Total revenues	$6,144	$7,030	$(886)	(13)%

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)
Fixed fee license revenue	$77,637	$4,275	$73,362	1,716%
Per-Unit royalty revenue	13,690	11,516	2,174	19%
Total royalty and license revenue	91,327	15,791	75,536	478%
Development, services, and other revenue	233	463	(230)	(50)%
Total revenues	$91,560	$16,254	$75,306	463%
For the three and six months ended June 30, 2018, the Company recognized $1.2 million and 1.8 million, respectively, as revenue that had been included in deferred revenue as of the beginning of the period. As of June 30, 2018, the Company had contract assets of $5.1 million and $4.1 million included within prepaid expenses and other current assets and other non-current assets on the condensed consolidated balance sheet, respectively. During the three-month period ended June 30, 2018, the balance of contract assets decreased by $0.1 million caused by the net change in the Company's estimates for its per-unit royalty revenues. During the six-month period ended June 30, 2018, the balance of contract assets increased by $4.3 million mainly driven by certain contracts entered into during the period which included a minimum royalty arrangement, partially offset by a decrease in the Company's estimate for its per-unit royalty revenues. During the three months ended June 30, 2018, there was no impairment of the contract assets.

Impact of Adoption of ASC 606
Presented in the tables below is disclosure of the impact of adoption on the Company's condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018, as well as balance sheet as of June 30, 2018, in accordance with the requirements of ASC 606. The Company believes that this additional information is vital during the transition year to allow readers of its financial statements to compare financial results from the preceding financial year given the use of the modified retrospective method of adoption. The adoption of ASC 606 did not affect the Company's reported total amounts of cash flows from operating, investing and financing activities. Therefore, tables for this separate financial statement have not been provided.
Amounts contained in the tables below are in thousands, except per share data.

(in thousands)	Three Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Adjustments	ASC 605	As Reported (ASC 605)
Revenues:
Fixed fee license revenue	$1,881	$2,431	$4,312	$1,765
Per-unit royalty revenue	4,111	94	4,205	5,020
Total royalty and license revenue	5,992	2,525	8,517	6,785
Development, services, and other revenue	152	—	152	245
Total revenues	$6,144	$2,525	$8,669	$7,030
Operating expenses	14,439		14,439	21,941
Operating income (loss)	(8,295)	2,525	(5,770)	(14,911)
Interest and other income	375	—	375	165
Income (loss) before (provision) benefit for income taxes	(7,920)	2,525	(5,395)	(14,746)
Income tax (provision) benefit	162	—	162	(99)
Net income (loss)	$(7,758)	$2,525	$(5,233)	$(14,845)
Basic net income (loss) per share	$(0.25)	$0.08	$(0.17)	$(0.51)
Diluted net income (loss) per share	$(0.25)	$0.08	$(0.17)	$(0.51)

	Six Months Ended June 30,
	2018			2017
	As Reported (ASC 606)	Adjustments	ASC 605	As Reported (ASC 605)
Revenues:
Fixed fee license revenue	$77,637	$(69,909)	$7,728	$4,275
Per-unit royalty revenue	13,690	(4,257)	9,433	11,516
Total royalty and license revenue	91,327	(74,166)	17,161	15,791
Development, services, and other revenue	233	—	233	463
Total revenues	$91,560	$(74,166)	$17,394	$16,254
Operating expenses	29,750		29,750	44,017
Operating income (loss)	61,810	(74,166)	(12,356)	(27,763)
Interest and other income	606	—	606	304
Income (loss) before provision for income taxes	62,416	(74,166)	(11,750)	(27,459)
Income tax provision	(291)	—	(291)	(251)
Net income (loss)	$62,125	$(74,166)	$(12,041)	$(27,710)
Basic net income (loss) per share	$2.06	$(2.46)	$(0.40)	$(0.95)
Diluted net income (loss) per share	$2.00	$(2.46)	$(0.40)	$(0.95)

	June 30, 2018			December 31, 2017
	As Reported (ASC 606)	Adjustments	ASC 605	As Reported (ASC 605)
Prepaid expenses and other current assets	$5,821	$(5,123)	$698	$736
Other non-current assets	4,421	(4,125)	296	344
Deferred revenue - current	(4,769)	(9,595)	(14,364)	(4,424)
Long-term deferred revenue	(32,536)	(73,851)	(106,387)	(22,303)
Accumulated Deficit	$91,156	$92,501	$183,657	$171,616

Contracted Revenue
Based on contracts signed and payments received as of June 30, 2018, the Company expects to recognize $37.3 million revenue related to Performance Obligation B under its fixed fee license agreements, which is satisfied over time, including $14.1 million over one to three years, and $23.2 million over more than three years, respectively.

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
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. The Company had no Level 3 instruments as of June 30, 2018 and December 31, 2017.
Financial instruments measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are classified based on the valuation technique in the table below:

	June 30, 2018
	Fair value measurements using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury securities	$—	$20,245	$—	$20,245
Money market accounts	86,583	—	—	86,583
Total assets at fair value	$86,583	$20,245	$—	$106,828
The above table excludes $29.9 million of cash held in banks.

	December 31, 2017
	Fair value measurements using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury securities	$—	$21,916	$—	$21,916
Money market accounts	1,117	—	—	1,117
Total assets at fair value	$1,117	$21,916	$—	$23,033
The above table excludes $23.5 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s condensed consolidated balance sheets.
Short-term Investments

	June 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$20,258	$—	$(13)	$20,245
Total	$20,258	$—	$(13)	$20,245

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$21,939	$—	$(23)	$21,916
Total	$21,939	$—	$(23)	$21,916
The contractual maturities of the short-term investments (classified as available-for-sale securities) on June 30, 2018 and December 31, 2017 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the six months ended June 30, 2018 and the year ended December 31, 2017.

4. ACCOUNTS AND OTHER RECEIVABLES

(in thousands)	June 30, 2018	December 31, 2017
Trade accounts receivable	$615	$458
Other receivables	411	348
Accounts and other receivables	$1,026	$806
There was no estimated allowance for doubtful accounts as of June 30, 2018 and December 31, 2017.

5. PROPERTY AND EQUIPMENT

(in thousands)	June 30, 2018	December 31, 2017
Computer equipment and purchased software	$3,238	$3,206
Machinery and equipment	834	834
Furniture and fixtures	1,146	1,274
Leasehold improvements	3,920	3,920
Total	9,138	9,234
Less accumulated depreciation	(6,422)	(6,084)
Property and equipment, net	$2,716	$3,150

6. OTHER CURRENT LIABILITIES

(in thousands)	June 30, 2018	December 31, 2017
Accrued legal	$2,993	$2,202
Income taxes payable	72	219
Other current liabilities	981	1,475
Total other current liabilities	$4,046	$3,896

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
For the year ended December 31, 2017, the Company recorded restructuring expenses of $1.6 million. There were no additional restructuring activities during the three and six months June 30, 2018. There were $44,000 adjustments to the 2017 restructuring costs that were reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2018. There were no restructuring costs for the three and six months ended June 30, 2018.
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
Substantially all accrued amounts related to the 2017 restructuring activities were paid during the first quarter of 2018. The following table presents a reconciliation of the restructuring reserve recorded within accrued liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2018:

(in thousands)	Employee Separation Costs	Asset-Related Charges	Other	Total
Balance as of December 31, 2017	$1,522	$—	$57	$1,579
Charges	—	—	—	—
Adjustments	(44)	—	—	(44)
Non-cash activity	(10)	—	(28)	(38)
Cash Payments	(1,468)	—		(1,468)
Balance as of June 30, 2018	—	—	29	29

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

June 30, 2018
Common stock shares available for grant	1,622,077
Standard and market condition stock options outstanding	2,310,808
Restricted stock awards outstanding	31,556
RSU's outstanding	1,204,971
Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock has been reserved for issuance under the ESPP. As of June 30, 2018, 711,967 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the six months ended June 30, 2018 are listed below. Shares purchased under the ESPP for the six months ended June 30, 2017 are 27,667.
The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Six Months Ended June 30, 2018
Shares purchased under ESPP	13,834
Average price of shares purchased under ESPP	$7.11
Intrinsic value of shares purchased under ESPP	$45,000

Summary of Standard Stock Options
The following table sets forth the summary of activity with respect to standard stock options granted under the Company’s stock option plans for the six months ended June 30, 2018:

Six Months Ended June 30, 2018
Beginning outstanding balance	3,277,991
Granted	167,500
Exercised	(1,322,031)
Forfeited	(26,626)
Expired	(58,107)
Ending outstanding balance	2,038,727
Aggregate intrinsic value of options exercised	$7,885,000
Weighted average fair value of options granted	$5.48
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of the Company’s common stock for the options that were in-the-money.
Information regarding these standard stock options outstanding at June 30, 2018 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
June 30, 2018
Options outstanding	2,038,727	$9.15	3.51	$12.8
Options vested and expected to vest using estimated forfeiture rates	1,940,087	9.14	3.40	12.2
Options exercisable	1,443,730	$9.15	2.57	$9.1
Summary of Market Condition Based Stock Options
The Company continued to have an outstanding balance of 272,081 market condition based stock options as of both December 31, 2017 and June 30, 2018. No activity noted in the period presented.

Summary of Restricted Stock Units
RSU activity for the six months ended June 30, 2018 was as follows:

Six Months Ended June 30, 2018
Beginning outstanding balance	508,880
Awarded	914,443
Released	(157,614)
Forfeited	(60,738)
Ending outstanding balance	1,204,971
Weighted average fair value on grant date of RSUs	$11.84
Total fair value of RSUs released	$1,873,000
Information regarding RSUs outstanding at June 30, 2018 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
June 30, 2018
RSUs outstanding	1,204,971	1.10	$18.6
RSUs vested and expected to vest using estimated forfeiture rates	981,270	1.00	$15.2
Summary of Restricted Stock Awards
Restricted stock award activity for the six months ended June 30, 2018 was as follows:

Six Months Ended June 30, 2018
Beginning outstanding balance	44,538
Awarded	31,556
Released	(44,538)
Forfeited	—
Ending outstanding balance	31,556
Weighted average grant date fair value of restricted stock awarded	$15.44
Total fair value of restricted stock awards released	$673,000
Stock Plan Assumptions
The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Standard Stock Options
Expected life (in years)	4.4	4.6	4.4	4.5
Volatility	54%	53%	54%	53%
Interest rate	2.7%	1.7%	2.5%	1.7%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Market Condition Based Stock Options
Expected life (in years)	7.0	7.0	7.0	7.0
Volatility	55%	55%	55%	55%
Interest rate	2.0%	2.0%	2.0%	2.0%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee Stock Purchase Plan
Expected life (in years)	N/A	N/A	0.5	0.5
Volatility	N/A	N/A	74%	50%
Interest rate	N/A	N/A	1.7%	0.7%
Dividend yield	N/A	N/A	N/A	N/A
Compensation Costs
Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statement of Operations Classifications
Sales and marketing	$366	$281	$299	$491
Research and development	564	213	820	549
General and administrative	1,600	684	2,633	1,695
Total	$2,530	$1,178	$3,752	$2,735

As of June 30, 2018, there was $10.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.64 years for standard options, 1.55 years for RSUs, and 1.00 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

9. STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are included in the table below.

	Six Months Ended June 30, 2018
(in thousands)	Unrealized Gains and Losses on Short-term Investments	Foreign Currency Items	Total
Beginning balance	$(23)	$122	$99
Other comprehensive income before reclassifications	10	—	10
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	10	—	10
Ending Balance	$(13)	$122	$109
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
There were no stock repurchases during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, the Stock Repurchase Program remains available with approximately $33.4 million that may yet be purchased under the program.
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
There were no rights exercised during the three and six months ended June 30, 2018 and 2017.

10. INCOME TAXES
Income tax provisions consisted of the following:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) from continuing operations before provision for income taxes	$(7,920)	$(14,746)	$62,416	$(27,459)
Benefit (provision) for income taxes	$162	$(99)	$(291)	$(251)
Effective tax rate	2.0%	(0.7)%	0.5%	(0.9)%

The benefit for income tax for the three months ended June 30, 2018 and provision for income tax for the six months ended June 30, 2018 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. The Company continues to carry a full valuation allowance on its federal deferred tax assets. As a result, no provision for U.S. sourced income was included in the calculation, the primary reason for the difference between the statutory tax rate and effective tax rate. The provision for income tax for the three and six months ended June 30, 2017 resulted primarily from estimated foreign taxes and foreign withholding tax expense.
On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit. On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court that had found certain Treasury regulations related to stock-based compensation to be invalid. The regulations at issue require related entities to share the cost of employee stock compensation in order for their cost-sharing arrangements to be classified as “qualified cost-sharing arrangements” and to avoid potential IRS adjustment. The Company is currently evaluating the implications of this decision.
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

In connection with the Company's adoption of the Tax Act and consideration of SAB 118, the following updates have been made to the Company's income tax provision. In the fourth quarter of 2017, the Company recorded a $12.9 million reduction to deferred tax assets and related valuation allowance in connection with the re-measurement of certain deferred tax assets and liabilities, resulting in no impact to its results of operations. The Company estimated that no current tax expense should be recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, a provisional estimate at December 31, 2017. There have been no changes as of June 30, 2018. Additional work is necessary to complete a more detailed analysis of the Company’s deferred tax assets and liabilities and historical foreign earnings as well as potential correlative adjustments.
For the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred. At June 30, 2018, because the Company is still evaluating the GILTI provisions and the analysis of future taxable income that is subject to GILTI, the Company has included GILTI related to current-year operations only in its annual effective tax rate calculation and has not provided additional GILTI on deferred items. Additionally, the Company has determined that it is has not met the threshold requirements of the BEAT.
The Company has made a reasonable estimate of the effects of the Act as of June 30, 2018 in accordance with guidance in SAB 118. The Company will continue to monitor the estimated impacts as additional guidance is released. Any adjustments recorded to the provisional amounts through fourth quarter 2018 may be included in net income as an adjustment to tax expense.
As of June 30, 2018, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $4.7 million and applicable interest of $14,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $403,000. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.
As of June 30, 2018, the Company had net deferred income tax assets of $371,000 consisting primarily of foreign net operating loss carryforwards, and deferred income tax liabilities of $80,000. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
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

11. NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, excluding unvested restricted stock and RSUs. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share.

(in thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(7,758)	$(14,845)	$62,125	$(27,710)
Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	30,527	29,193	30,116	29,109
Dilutive potential common shares:
Stock options, ESPP, restricted Stock and RSUs	—	—	958	—
Shares used in computation of diluted net income (loss) per share	30,527	29,193	31,074	29,109
Basic net income (loss) per share	$(0.25)	$(0.51)	$2.06	$(0.95)
Diluted net income (loss) per share	$(0.25)	$(0.51)	$2.00	$(0.95)
The Company includes the underlying market condition stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met.
For the six months ended June 30, 2018, standard stock options to purchase approximately 371,000 shares of common stock, with exercise prices greater than the average fair market value of the Company’s stock of $11.81 per share, were not included in the calculation because the effect would have been anti-dilutive.
As of June 30, 2018 and 2017, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three months ended June 30, 2018 and 2017 and six months ended June 30, 2017, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	June 30,
	2018	2017
Standard and market condition stock options outstanding	2,310,808	3,879,034
Restricted stock awards outstanding	31,556	44,538
RSUs outstanding	1,204,971	641,320
ESPP	7,397	22,604

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
As discussed in Part II, Item 1 (Legal Proceedings), on April 28, 2017, Immersion Corporation and Immersion Software Ireland Limited (collectively, “Immersion”) received a letter from Samsung Electronics Co. (“Samsung”) requesting that Immersion reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties.
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against Immersion demanding that Immersion reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. We deny liability, and, as discussed in Part II, Item 1 (Legal Proceedings), the arbitration matter is ongoing. Immersion believes that there are valid defenses to all of the claims from the Korean tax authorities and that Samsung’s claims are without merit. Immersion intends to vigorously defend against these claims and as a result, Immersion has concluded that the likelihood of a material charge resulting from this claim is remote. In the event Samsung were to prevail in the arbitration in advance of the conclusion of the appeal with the Korea Tax Tribunal, Immersion could be required to make a payment to Samsung even though it would later be reimbursed should Immersion prevail in the appeal.
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
We have adopted a hybrid business model, under which we provide advanced tactile software, related tools, and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses of our patented technology to our customers. Our licenses allow our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 3,000 issued or pending patents worldwide, covering a wide range of digital technologies and including many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.
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
Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. With the exception of our adoption of ASC 606, there have been no material changes during the six months ended June 30, 2018 to the items we disclosed in the section "Critical Accounting Policies and Estimates" included in Item 7 and the section "Significant Accounting Policies" (Note 1) included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Refer to Note 1 and Note 2 to the condensed consolidated financial statements for our revised policies related to revenue recognition and related estimates after our adoption of ASC 606.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017
Overview
For the three months ended June 30, 2018, total revenues decreased $0.9 million, or 13%, compared to the three months ended June 30, 2017.
Net loss was $7.8 million for the three months ended June 30, 2018 as compared to a net loss of $14.8 million for the three months ended June 30, 2017. The $7.0 million decrease in net loss primarily resulted from the decrease in operating expenses during the second quarter of 2018.
For the six months ended June 30, 2018, total revenue increased $75.3 million, or 463%, compared to the six months ended June 30, 2017. The increase was primarily attributable to the $73.4 million increase in fixed fee license revenue.
Net income was $62.1 million for the six months ended June 30, 2018 as compared to a net loss of $27.7 million for the six months ended June 30, 2017. The $89.8 million change was primarily related to the increase in total revenue and the decrease in operating expenses.
As discussed above, we adopted the new revenue standard, ASC 606, effective January 1, 2018. Consistent with the modified retrospective transaction method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged. As a result, the changes in total revenues for the three and six months ended June 30, 2018 compared to the same periods a year ago reflected the component of accounting policy changes arising from the adoption of ASC 606. For the three-month period, the impact of adoption included revenue of 2.4 million primarily related to fixed fee license agreements which would not have been reported as revenue under the previous standard. Such impact for the six-month period included $69.9 million related to fixed fee license agreements and $4.3 million related to per-unit royalty agreements.

REVENUES

	June 30,				Components of Changes
(in thousands)	2018	2017	Change	% Change	Due to ASC 606 Adoption	Net of ASC 606 Adoption Effect	Total Change

Three months ended
Fixed fee license revenue	$1,881	$1,765	$116	7%	$(2,431)	$2,547	$116
Per-unit royalty revenue	4,111	5,020	$(909)	(18)%	(94)	(815)	(909)
Total royalty and license revenue	5,992	6,785	$(793)	(12)%	(2,525)	1,732	(793)
Development, services, and other	152	245	$(93)	(38)%	—	(93)	(93)
Total Revenues	$6,144	$7,030	$(886)	(13)%	$(2,525)	$1,639	$(886)

Six months ended
Fixed fee license revenue	$77,637	$4,275	$73,362	1,716%	$69,909	$3,453	$73,362
Per-unit royalty revenue	13,690	11,516	2,174	19%	4,257	(2,083)	2,174
Total royalty and license revenue	91,327	15,791	75,536	478%	74,166	1,370	75,536
Development, services, and other	233	463	(230)	(50)%	—	(230)	(230)
Total Revenues	$91,560	$16,254	$75,306	463%	$74,166	$1,140	$75,306

Total Revenues - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Royalty and license revenue — Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software. Royalty and license revenue for the three months ended June 30, 2018 decreased by $0.8 million, or 12%, compared to $6.8 million for the three months ended June 30, 2017. Royalty and license revenue for the three months ended June 30, 2018 would be $1.7 million higher, if reported under ASC 605, than the reported royalty and license revenue for the three months ended June 30, 2017.

Per-unit royalty revenue decreased by $0.9 million, or 18%, from $5.0 million for the three months ended June 30, 2017 to $4.1 million for the three months ended June 30, 2018. Per-unit royalty revenue for the three months ended June 30, 2018 would be $0.8 million lower, if reported under ASC 605, than per-unit royalty revenue for the three months ended June 30, 2017.
Fixed fee license revenue increased slightly for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Fixed fee license revenue for the three months ended June 30, 2018 would be $2.5 million higher, if reported under ASC 605, than fixed fee license revenue for the three months ended June 30, 2017. The increase primarily stemmed from new customer agreements executed during the three months ended June 30, 2018 for which we recorded revenue in accordance with ASC 606.
We expect royalty and license revenue to continue to be a major component of our future revenue as our technology is included in products and we succeed in our efforts to monetize our IP. Our fixed fee license revenue could fluctuate depending upon the timing of execution of new fixed license fee arrangements under ASC 606. We also anticipate that our royalty revenue will fluctuate relative to out customers unit shipments. We historically experienced seasonally higher royalty revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. Due to the elimination of the one-quarter lag in reporting royalty income, we now expect to experience this seasonal impact in the fourth calendar quarter. We anticipate a continuous reduction in royalty and license revenue in the future from our medical customers as a percentage of our consolidated royalty and license revenue, as this line of business is a less significant portion of our market focus. Refer to Note 1 and Note 2 to the condensed consolidated financial statements for our revised revenue recognition policies and the impact of the adoption of ASC 606.
Geographically, revenues generated in North America, Europe, and Asia for the three months ended June 30, 2018 represented 27%, 17%, and 56%, respectively, of our total revenue as compared to 23%, 13%, and 64%, respectively, for the three months ended June 30, 2017. Revenue attributable to North America as a percentage of total revenue increased due primarily to increased revenue from mobility and gaming customers, partially offset by decreased revenue from medical customers in the region. Revenue attributable to Europe as a percentage of total revenue increased primarily due to increased revenue from gaming customers. Revenue attributable to Asia as a percentage of total revenue decreased primarily due to declining revenue from mobility and gaming customers, partially offset by increased revenues from automotive and commercial and industrial customers in the region.
Total Revenues - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Royalty and license revenue — Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software. Royalty and license revenue for the six months ended June 30, 2018 increased by $75.5 million, or 478%, compared to $15.8 million for the six months ended June 30, 2017. Royalty and license revenue for the six months ended June 30, 2018 would be $1.4 million higher, if reported under ASC 605, than the reported royalty and license revenue for the six months ended June 30, 2017.
Per-unit royalty revenue increased by $2.2 million, or 19%, from $11.5 million for the six months ended June 30, 2017 to $13.7 million for the six months ended June 30, 2018. Per-unit royalty revenue for the six months ended June 30, 2018 would be $2.1 million lower, if reported under ASC 605, than per-unit royalty revenue for the six months ended June 30, 2017. The decrease was primarily caused by lower volume of shipments experienced by our mobility, medical and gaming customers during the six months ended June 30, 2018 as compared to the same period a year ago.
Fixed fee license revenue increased by $73.4 million, or 1,716%, from $4.3 million for the three months ended June 30, 2017 to $77.6 million for the six months ended June 30, 2018. The increase primarily stemmed from new customer agreements executed during the first six months in 2018 for which we recorded revenue in accordance with ASC 606.
We expect royalty and license revenue to continue to be a major component of our future revenue as our technology is included in products and we succeed in our efforts to monetize our IP. Our fixed fee license revenue could fluctuate depending upon the timing of execution of new fixed license fee arrangements under ASC 606. We also anticipate that our royalty revenue will fluctuate relative to our customers unit shipments. We historically experienced seasonally higher royalty revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. Due to the elimination of the one-quarter lag in reporting royalty income, we now expect to experience this seasonal impact in the fourth calendar quarter. We anticipate a continuous reduction in royalty and license revenue in the future from our medical customers as a percentage of our consolidated royalty and license revenue, as this line of business is a less significant portion of our market focus. Refer to Note 1 and Note 2 to the condensed consolidated financial statements for our revised revenue recognition policies and the impact of the adoption of ASC 606.
Geographically, revenues generated in North America, Europe, and Asia for the six months ended June 30, 2018 represented 84%, 9%, and 7%, respectively, of our total revenue as compared to 33%, 14%, and 53%, respectively, for the six months ended June 30, 2018. Revenue attributable to North America as a percentage of total revenue increased due primarily to increased revenue from mobility customers, partially offset by decreased revenue from gaming customers in the region. Revenue attributable to Europe as a percentage of total revenue decreased primarily due to lower revenue from gaming and medical customers, partially offset by increased revenue from automotive customers in the region. Revenue attributable to Asia as a percentage of total revenue decreased primarily due to declining revenue from mobility, gaming and automotive customers in the region.

OPERATING EXPENSES

	June 30,		Change	% Change
(in thousands)	2018	2017

Three months ended
Sales and marketing	$1,570	$3,461	$(1,891)	(55)%
% of total revenue	26%	49%	(23)%
Research and development	$2,222	$2,826	$(604)	(21)%
% of total revenue	36%	40%	(4)%
General and administrative	$10,553	$15,600	$(5,047)	(32)%
% of total revenue	172%	222%	(50)%

Six months ended
Sales and marketing	$2,790	6,766	$(3,976)	(59)%
% of total revenue	3%	42%	(39)%
Research and development	$5,042	6,022	$(980)	(16)%
% of total revenue	6%	37%	(31)%
General and administrative	$21,789	31,132	$(9,343)	(30)%
% of total revenue	24%	192%	(168)%
Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses decreased $1.9 million, or 55%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, including $1.1 million decrease in compensation, benefits, and other related costs due to reduced headcount following our restructuring actions in December 2017, $356,000 decrease in marketing and advertising costs, $291,000 decrease in travel costs, and $100,000 in facility costs. Sales and marketing expenses decreased $4.0 million, or 59%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, including $2.7 million decrease in compensation, benefits, and other related costs due to reduced headcount following our restructuring actions in December 2017, $616,000 decrease in marketing and advertising costs, and $493,000 decrease in travel costs. We believe that continued investment in sales and marketing is critical to our future success, and we expect to continue making targeted investments to expand market acceptance for our touch technologies across the markets we serve.
Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses decreased $604,000, or 21%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was primarily related to $216,000 decrease in compensation, benefits, and other related costs due to reduced headcount, $183,000 decrease in facilities costs, and $115,000 decrease in outside services reflecting redirected development efforts. Research and development expenses decreased $980,000, or 16%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily related to $442,000 decrease in compensation, benefits, and other related costs due to reduced headcount, $254,000 decrease in outside services reflecting redirected development efforts, $136,000 decrease in travel costs, and $113,000 in office expenses. We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth in key markets.
General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits; legal and professional fees; external legal costs for patents; office supplies; travel; and an allocation of facilities costs. General and administrative expenses decreased $5.0 million, or 32%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The decrease was primarily related to $6.0 million decrease in legal expenses, partially offset by $941,000 increase in compensation, benefits, and other related costs mainly due to higher stock compensation expense. The decrease in legal expenses was primarily due to $6.5 million decrease in litigation expense relating to ongoing proceedings including our recently settled and concluded litigation against Apple and AT&T Mobility, $806,000 decrease in licensing fee expenses, partially offset by increases of $710,000 in patent related legal, filing, and maintenance costs and $617,000 in general legal services. General and administrative expenses decreased $9.3 million, or 30%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was mainly related to $10.1 million decrease in legal expenses and $250,000 decrease in outside service costs, partially offset by $949,000 increase in compensation, benefits, and other related costs mainly due to higher stock compensation expense. The decreased in legal expenses was primarily due to $11.4 million decrease in litigation expense relating to ongoing proceedings including our recently settled and concluded litigation against Apple and AT&T Mobility, $1.3 million decrease in licensing fee expenses, partially offset by increases of $1.5 million in patent related legal, filing, and maintenance costs, and $1.2 million in general legal services. Our general and administrative expenses will continue to be significant in 2018 as we manage our business and strategic opportunities and continue to file, maintain, license, and enforce our IP and contractual rights, and defend any lawsuits brought against us or that we initiate against others to enforce our IP or contractual rights.

BENEFIT (PROVISION) FOR TAXES

	June 30,		Change	% Change
(in thousands)	2018	2017

Three months ended:
Benefit (provision) for income taxes	$162	$(99)	$261	(264)%
Loss before benefit (provision) for income taxes	(7,920)	(14,746)
Effective tax rate	2.0%	(0.7)%

Six months ended
Provision for income taxes	(291)	(251)	$(40)	16%
Income (loss) before provision for income taxes	62,416	(27,459)
Effective tax rate	0.5%	(0.9)%
The benefit for income tax for the three months ended June 30, 2018 and provision for income tax for the six months ended June 30, 2018 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to carry a full valuation allowance on our federal deferred tax assets. As a result, no provision for U.S. sourced income was included in the calculation, the primary reason for the difference between the statutory tax rate and effective tax rate. The provision for income tax for the three and six months ended June 30, 2017 resulted primarily from estimated foreign taxes and foreign withholding tax expense.
The year-over-year change in provision for income taxes resulted primarily from the change in mix of income (loss) from continuing operations across various tax jurisdictions, including the US.
On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit. On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court that had found certain Treasury regulations related to stock-based compensation to be invalid. The regulations at issue require related entities to share the cost of employee stock compensation in order for their cost-sharing arrangements to be classified as “qualified cost-sharing arrangements” and to avoid potential IRS adjustment. We are currently evaluating the implications of this decision.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was passed into law. The Act includes many provisions; including reducing the US federal corporate income tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. We have made a reasonable estimate of the effects of the Act as of June 30, 2018, in accordance with guidance in SAB 118. We will continue to monitor the estimated impacts as additional guidance is released. Any adjustments recorded to the provisional amounts through fourth quarter 2018 will be included in net income as an adjustment to tax expense.

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
We also maintain liabilities for uncertain tax positions. As of June 30, 2018, we had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $4.7 million and applicable interest of $14,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $403,000.

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
On June 30, 2018, our cash, cash equivalents, and short-term investments totaled $136.7 million, an increase of $90.2 million from $46.5 million on December 31, 2017.
Cash provided by (used in) operating activities
Net cash provided by operating activities was $82.0 million during the six months ended June 30, 2018 compared to $28.3 million cash used in operating activities during the six months ended June 30, 2017. The $110.3 million change was primarily due to $89.8 million increase from $27.7 million net loss for the six months ended June 30, 2017 to $62.1 million net income for the six months ended June 30, 2018 and $26.8 million increase in the year-over-year change in deferred revenue, partially offset by $4.0 million increase in the year-over-year change in other non-current assets. The increases in the year-over-year changes in deferred revenue and other non-current assets were mainly driven by the effect of our adoption of ASC 606.
Cash provided by investing activities
Net cash provided by investing activities during the six months ended June 30, 2018 was $1.8 million, a decrease of $2.2 million compared to $4.0 million cash provided by investing activities during the six months ended June 30, 2017. Net cash provided by investing activities during the current period consisted of maturities of short-term investments of $19.5 million, partially offset by purchases of short-term investments of $17.7 million and purchases of property, plant, and equipment of $31,000.
Cash provided by financing activities
Net cash provided by financing activities during the six months ended June 30, 2018 was $8.1 million, an increase of $7.5 million compared to $618,000 cash provided by financing activities during the six months ended June 30, 2017. Net cash provided by financing activities during the current period consisted primarily of exercises of stock options of $8.0 million.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $136.7 million on June 30, 2018, 7% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash during period of active litigation. At June 30, 2018, there was $33.4 million remaining under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2018 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2017. Our principal commitments as of June 30, 2018 consisted of obligations under operating leases. There have been no material changes in those obligations during the six months ended June 30, 2018.
As of June 30, 2018, we had a liability for unrecognized tax benefits totaling $4.7 million including interest of $14,000, of which approximately $403,000 could be payable in cash.

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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $106.8 million as of June 30, 2018, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $116,000 in the fair value of our cash equivalents and short-term investments as of June 30, 2018.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of June 30, 2018, our management with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Effective January 1, 2018, in connection with our adoption of ASC 606, we implemented changes to certain controls and related procedures designed to provide reasonable assurance that our condensed consolidated financial statements reflect the proper application of the guidance within ASC 606. Those changes in internal controls included the revision of our revenue recognition accounting policies in accordance with ASC 606 and the development of new controls to support in our estimation of per unit royalties and allocation of transaction price between performance obligations under fixed fee license contracts with respect to the adoption of ASC 606. There were no other changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the ’571 patent. The petition bears Case No. IPR2016-01372. The petition challenged the patentability of certain claims of the ’571 patent in light of alleged prior art references. On October 13, 2016, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’571 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The Board’s decision also declined to institute the IPR as to certain claims of the ’571 patent. The Board set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner’s Response to the IPR. Apple filed its Reply to the Patent Owner’s Response on August 4, 2017. On August 31, 2017, we submitted a Motion for Observation regarding the testimony of Apple’s expert on cross-examination at deposition. Apple responded to these observations on September 5, 2017. On October 5, 2017, the PTAB conducted the Oral Hearing in this IPR. On January 10, 2018, the PTAB issued a Final Written Decision finding claims 1-4, 6, 23-26, and 28 of the ’571 patent unpatentable. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to vacate final decision and terminate proceeding in IPR2016-1372 in light of the settlement between the parties. On February 2, 2018, the PTAB denied the parties’ request to file such a motion. On March 14, 2018, Immersion filed with the USPTO and the U.S. Court of Appeal for the Federal Circuit notices of appeal from the Board’s final written decision in IPR2016-1372 for the ’571 patent. On March 27, 2018, Immersion filed in the Federal Circuit the required Certificates of Interest and Docketing Statements. Apple also filed in the Federal Circuit notices stating that it will not be participating in the appeals. On April 23, 2018, the USPTO filed the certified list of documents that comprise the record in IPR2016-1372. Our opening brief in the appeal was due on June 22, 2018. On May 10, 2018, we filed a motion seeking a 30-day extension to file the brief and the motion was granted on May 11, 2018. The USPTO entered a notice of intervention on April 25, 2018. On July 6, 2018 Immersion filed an unopposed motion to voluntarily dismiss its appeal. The Federal Circuit granted Immersion’s motion and dismissed the appeal on July 9, 2018. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’571 patent in light of alleged prior art references. This Petition bears Case No. IPR2017-00896. We filed our Patent Owner’s Preliminary Response in this IPR on May 22, 2017. On August 17, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On July 8, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the ’356 patent. The petition bears Case No. IPR2016-01381. The petition challenged the patentability of certain claims of the ’356 patent in light of alleged prior art references. On October 12, 2016, we filed a Patent Owner's Preliminary Response responding to the petition’s challenges to patentability of claims of the ’356 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The Board set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner’s Response to the IPR. Apple filed its Reply to the Patent Owner’s Response on July 28, 2017. On August 31, 2017, we submitted a Motion for Observation regarding the testimony of Apple’s expert on cross-examination at deposition. Apple responded to these observations on September 5, 2017. On October 5, 2017, the PTAB conducted the Oral Hearing in this IPR. On January 10, 2018, the PTAB issued a Final Written Decision finding claims 1-3, 5, 7, 9-13, 15, 17, 19-23, 25, and 26 of the ’356 patent unpatentable. On January 10, 2018, Apple submitted to the Chief ALJ in the ITC proceeding a Notice of Supplemental Authority Regarding the ’356 Patent to inform the Chief ALJ of the Board’s decision in this IPR. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to vacate final decision and terminate proceeding in IPR2016-1381 in light of the settlement between the parties. On February 2, 2018, the PTAB denied the parties’ request to file such a motion. On March 14, 2018, Immersion filed with the USPTO and the U.S. Court of Appeal for the Federal Circuit notices of appeal from the Board’s final written decision in IPR2016-1381 for the ’356 patent. On March 27, 2018, Immersion filed in the Federal Circuit the required Certificates of Interest and Docketing Statements. Apple also filed in the Federal Circuit notices stating that it will not be participating in the appeals. On April 23, 2018, the USPTO filed the certified list of documents that comprise the record in IPR2016-01381. Our opening brief in the appeal was due on June 22, 2018. On May 10, 2018, we filed a motion seeking a 30-day extension to file the brief and the motion was granted on May 11, 2018. The USPTO entered a notice of intervention on April 25, 2018. On July 6, 2018 Immersion filed an unopposed motion to voluntarily dismiss its appeal. The Federal Circuit granted Immersion’s motion and dismissed the appeal on July 9, 2018. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’356 patent in light of alleged prior art references. This IPR bears Case No. 2017-00897. We filed our Patent Owner’s Preliminary Response in this IPR on May 22, 2017. On August 17, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
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

Immersion Corporation v. FitBit and Runtong International Trade Co., Ltd. (Shanghai Intellectual Property Court)
On June 29, 2017, local counsel for Immersion filed a patent infringement lawsuit against Fitbit, Inc. (“Fitbit”) in the Shanghai Intellectual Property Court alleging that Fitbit infringed three of our Chinese patents. The three patents at issue were Chinese Patent No. CN101305416B, entitled “methods and systems for providing haptic messaging to handheld communication devices”; No. CN102187647B, entitled “systems and methods for mapping message contents to virtual physical properties for sending vibrotactile messaging”; and No. CN102160366B, entitled “systems and methods for transmitting haptic messages.” The Shanghai Intellectual Property Court accepted the case on July 7, 2017. Thereafter, the reseller defendant, Rui Jin Lin (Dalian) Information Technology Co., Ltd. filed an objection to the Court’s jurisdiction. The court held an inter-party hearing on April 11, 2018 to discuss, among other things, whether to incorporate Rui Jin Lin as a defendant along with Runtong, and the Court affirmed its jurisdiction over the reseller defendant.
Relatedly, Petitions for Invalidation were filed with the Patent Reexamination Board by FitBit for Chinese Patent Nos. CN101305416B, CN102160366B, and CN102187647B. A hearing for FitBit’s Petition for Invalidation of Chinese Patent No. CN102160366B took place on April 16, 2018, a hearing for Chinese Patent No. CN101305416B took place on April 26, 2018, and a hearing for Chinese Patent No. CN102187647B took place on June 13, 2018. On June 29, 2018, the Patent Reexamination Board invalidated Chinese Patent No. CN102160366B.
On July 8, 2018, the Company reached a global settlement with Fitbit, and requested to withdraw the patent litigation suit in the Shanghai Intellectual Property Court on July 17, 2018. The Shanghai Intellectual Property Court granted the request on July 30, 2018. Fitbit requested withdrawal of the remaining invalidity petitions on July 11, 2018. The Patent Reexamination Board granted the withdrawal motion with respect to CN101305416B on July 13, 2018 and with respect to CN102187647B on July 24, 2018, and as a result, both patents remain valid.

Immersion Corporation v. Fitbit, Inc., Case No. 5:17-cv-03886-LHK (N.D. Cal.)
On July 10, 2017, we filed a patent infringement lawsuit against Fitbit in the U.S. District Court for the Northern District of California alleging that Fitbit has infringed three of our U.S. Patents. The three patents at issue were U.S. Patent No. 8,351,299, entitled “Apparatus and Method for Providing Condition-Based Vibrotactile Feedback”; No. 8,059,105, entitled “Haptic Feedback for Touchpads and Other Touch Controls”; and No. 8,638,301, entitled “Systems and Methods for Transmitting Haptic Messages.” Generally, these U.S. patents cover “touch-feedback” - or haptic feedback - devices, systems and methods. Fitbit devices alleged to infringe include the Fitbit Flex, Fitbit Flex 2, Fitbit Alta, Fitbit Alta HR, Fitbit Charge, Fitbit Charge 2, Fitbit Charge HR, Fitbit Blaze and Fitbit Surge. We served Fitbit with the Complaint, among other papers, on July 11, 2017. On October 4, 2017, in lieu of answering, Fitbit filed a Motion to Dismiss pursuant to 12(b)(6) based on 35 USC § 101. The hearing on Fitbit’s Motion to Dismiss was set for February 15, 2018. The parties attended an Initial Case Management Conference on October 18, 2017. The claim construction hearing was originally scheduled for May 10, 2018, and the trial date was originally scheduled for May 6, 2019. On November 1, 2017, we filed our response to Fitbit’s motion to dismiss. On February 8, 2018, the parties participated in Court-ordered mediation of the U.S. district court case. On February 13, 2018, the Court took Fitbit’s Motion to Dismiss under submission without oral argument and vacated the hearing previously set for February 15, 2018. The Court denied Fitbit’s Motion to Dismiss under 35 USC 101 with respect to the ’105 Patent and ’299 Patent, but granted with respect to the ’301 Patent, leaving two patents-in-suit remaining. On March 19, 2018, Fitbit filed an Answer and Counterclaims, seeking declaratory judgment of invalidity and non-infringement for each of the patents-in-suit. Immersion answered Fitbit’s counterclaims on April 9, 2018. The parties exchanged proposed claim constructions and exchanged claim construction briefs in April 2018. Fitbit alleged that two of the claim terms were indefinite, and that the asserted claims were therefore invalid. The claim construction hearing took place on June 21, 2018, but the Court did not issue a final order.
On July 8, 2018, we reached a global settlement with Fitbit, and jointly requested dismissal, without prejudice, of each party’s claims for relief, with each party bearing its own fees and costs. The Court issued an Order on July 9, 2018, granting the joint motion for dismissal.
On February 7, 2018, Fitbit filed in the United States Patent and Trademark Office two petitions for inter partes review (IPR) of the ’105 patent (Case Nos. IPR2018-00588 and IPR2018-00590); a petition for IPR of the ’299 patent (Case No. IPR2018-00591); and two petitions for IPR of the ’301 patent (Case Nos. IPR2018-00592 and IPR2018-00593). The last days for the Patent Trial and Appeal Board to decide whether to institute IPR are August 15, 23, and September 17, 2018, respectively. As discussed above, on July 8, 2018, we reached a global settlement with Fitbit, and on July 18, Fitbit requested permission to withdraw each of the petitions for IPR. On July 23, 2018 the Patent Trial and Appeal Board authorized the parties to file a Joint Motion to Dismiss the Petitions, a true copy of any agreement settling their dispute regarding the patents at issue, and a Joint Request that the Settlement Agreement be Treated as Business Confidential Information, pursuant to 37 C.F.R. § 317 and 37 C.F.R. § 42.74. On July 26, 2018

the parties jointly filed Motions to Terminate/Dismiss Petitions for each IPR and a Joint Request that the Settlement Agreement be Treated as Business Confidential Information, and on August 1, 2108, the Patent Trial and Appeal Board granted such motions and request.

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
On June 8, 2018, the Court granted Samsung’s motion to consolidate the case filed on March 8, 2018, with this previously-filed case. On July 10, 2018, the Court entered a new scheduling order for the consolidated cases, setting the claim construction hearing for October 9, 2018, and the first day of jury selection for May 6, 2019. On July 24, 2018, the Company filed an amended complaint in the consolidated cases.

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
Samsung filed a response to the Complaint on April 20, 2018. On April 27, 2018, Samsung filed a motion to consolidate this case with the previously-filed case that we filed on August 3, 2017. On May 11, 2018, we filed an opposition to the motion to consolidate.  On June 8, 2018, the Court granted Samsung’s motion to consolidate this case with the previously-filed case. On July 10, 2018, the Court entered a new scheduling order for the consolidated cases, setting the claim construction hearing for October 9, 2018, and the first day of jury selection for May 6, 2019. On July 24, 2018, the Company filed an amended complaint in the consolidated cases.

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
On February 5, 2018, the Court entered an order setting a mediating conference for August 7, 2018; the parties have jointly asked the Court that the mediation be rescheduled for September 13, 2018, but the Court has not yet confirmed the September date.

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
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities.  Samsung is requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. We deny liability, and asked the International Chamber of Commerce to postpone the arbitration until the tax appeal is resolved. The arbitration panel conducted an initial status conference on February 7, 2018. The International Chamber of Commerce denied our motion to postpone the arbitration, and on March 2, 2018, issued a Procedural Order setting the hearing date for July 23, 2018. We filed our Statement of Defense and Counterclaim on April 16, 2018. A short discovery phase followed, and each side produced documents in May. Samsung filed its Reply to our Statement of Defense on June 11, 2018, and we filed our Surreply on June 25, 2018. The evidentiary hearing took place in Hawaii from July 23, 2018 to July 24, 2018. We anticipate receiving and briefing follow-up questions from the arbitration panel in the next few weeks.
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

Immersion Corporation vs. Samsung (China) Investment Co., Ltd., Huizhou Samsung Electronics Co., Ltd and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. (Fuzhou Intellectual Property Court - Case: Min 01 Min Chu No. 342 (2018))
On March 8, 2018, we filed a complaint against Samsung (China) Investment Co., Ltd. (“Samsung China”), Huizhou Samsung Electronics Co., Ltd. (“Samsung Huizhou”), and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. in the Fuzhou Intermediate Court in Fuzhou, China alleging that certain Samsung touchscreen phones, including the Galaxy S8, S8+, and Note8, infringe three Immersion Chinese patents.  The three patents at issue, covering haptic feedback systems and methods in electronic devices, are Chinese Patent No. ZL02821854.X, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; Chinese Patent No. ZL201210005785.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; and Chinese Patent No. ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations.”  Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages.  The Fuzhou Intellectual Property Court accepted the case on March 8, 2018.  Samsung China filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. Samsung Huizhou appealed and the pretrial conference originally scheduled for June 14-15, 2018 was postponed pending a ruling from the Fujian High Court. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou supplemented their petitions in May, and we responded on June 1, 2018. A hearing on the petition for Chinese Patent No. ZL02821854.X occurred on July 18, 2018. Hearings on the petitions for Chinese Patent No. ZL201210005785.2 and Chinese Patent No. ZL201310253562.2 are scheduled for September 28, 2018.

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
One customer accounted for more than 10% of our total revenues for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 where two customers accounted for 21% and 12% of our total revenues, respectively. In the quarter ended September 30, 2016, we entered into an additional amendment to our License Agreement with Samsung pursuant to which we agreed to permit Samsung to exercise its rights to continue to sell products that were licensed under the agreement as of December 31, 2015 for the life of such products in exchange for $19 million. We have not entered into a renewal agreement with Samsung for any products released after December 31, 2015, and on August 3, 2017, we filed the first patent infringement suit against Samsung in the U.S. District Court in the Eastern District of Texas. See Part I, Item 3, "Legal Proceedings". Because we have not renewed our agreement with Samsung, there is no assurance that Samsung will generate similar revenue in any future period; and even if we were to renew our agreement with Samsung, our revenue could be adversely impacted by recalls or poorly performing mobile devices.
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
•effective patent protection may not be available in every country, particularly in Asia, where we or our licensees do business; and
•our pending litigation against Samsung and Motorola may be unsuccessful or may result in one or more of the patents asserted becoming limited in scope, declared unenforceable or invalidated.
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
We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future, and we are currently in litigation against Samsung and Motorola for patent infringement and we recently settled our litigation with Apple. We may need to continue to initiate legal proceedings in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights has, and may in the future result in material amounts of legal expenses and risk, could lead to counterclaims and adverse rulings affecting our patents, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.
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
To sell our software, we must win competitive selection processes, known as “design wins,” before our haptic software technologies are included in our customers’ products. These selection processes can be lengthy and can require us to incur significant design and development expenditures with no assurance that we will be selected. As a small company, we may not have the resources to reach every company who is introducing or planning to introduce haptics into the market. In addition, as a small company, we have limited engineering resources that may make it difficult to support every type of haptic implementation with our software offerings or to introduce new technologies in a timely manner. In the instances where a potential customer is not using our software but implements unlicensed haptic capability, we may need to seek to enforce our intellectual property. If the customer is unwilling to enter into a license agreement, we have and may continue to elect to pursue litigation which would harm our relationship with the customer and could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and could have a negative impact on our financial results.
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
In December 2017, we completed a restructuring of our business to exit the Mobile Advertising market, and significantly reduced the size of our workforce and consolidated some of our operations. We also began to largely focus on IP licensing for the gaming and Virtual Reality ("VR")/Augmented Reality ("AR") markets, and move to a mobile OEM licensing model for China. Consolidations and business restructurings involve numerous risks and uncertainties, including, but not limited to: the potential loss of key employees, customers and business partners; market uncertainty related to our future business plans; the incurrence of unexpected expenses or charges; diversion of management attention from other key areas of our business; negative impacts on employee morale; and other potential dislocations and disruptions to the business. In addition, if our business expands, it may be more difficult for us to attract additional personnel and develop the resources we would need to support a larger customer base. Accordingly, if we are unable to manage this consolidation and transition effectively, our overall business and operating results could be materially and adversely affected.
If we do not achieve increased tax benefits as a result of our corporate restructuring, our financial condition and operating results could be adversely affected.
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
There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the restructuring or the tax position that we take. From time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. As discussed in Part II, Item 1 (Legal Proceedings), on April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities as a result of its determination that withholding taxes should have been withheld from certain payments made from Samsung to Immersion Software Limited. Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. We deny liability, and, as discussed in Part II, Item 1 (Legal Proceedings), the arbitration matter is ongoing.
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
We currently have sales personnel in Japan, Korea, and China. International revenues accounted for approximately 15% of our total revenue for the six months ended June 30, 2018. International operations are subject to a number of difficulties, risks, and special costs, including:
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
We had an accumulated deficit of approximately $91 million as of June 30, 2018, and may not return to consistent profitability in the future.
As of June 30, 2018, we had an accumulated deficit of approximately $91 million. We need to generate significant ongoing revenue to return to consistent profitability. We will continue to incur expenses as we:
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
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the six months ended June 30, 2018, substantially all of our total revenues were royalty and license revenues, as compared to 97% for the same period in 2017. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
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

ITEM 6. EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Cooperation Agreement dated May 11, 2018 by and among Immersion Corporation and VIEX Opportunities Fund, LP - Series One, VIEX Special Opportunities Fund II, LP, VIEX GP, LLC, VIEX Special Opportunities GP II, LLC, VIEX Capital Advisors, LLC, and Eric Singer.	8-K	001-38334	10.1	May 11, 2018
31.1	Certification of Carl Schlachte, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Carl Schlachte, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

#	Certain portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Exchange Act.
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
Date: August 3, 2018

IMMERSION CORPORATION

By	/s/ Nancy Erba
Nancy Erba
Chief Financial Officer and Principal Accounting Officer