Form 10-Q
period 2018-09-30
IMMERSION CORP
filed 2018-11-02
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock outstanding at October 26, 2018: 37,529,629.

IMMERSION CORPORATION
INDEX

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	5

	Unaudited Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	30

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	39

Item 6.	Exhibits	50

SIGNATURES		52

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$112,633	$24,622
Short-term investments	17,835	21,916
Accounts and other receivables	1,260	806
Prepaid expenses and other current assets	7,802	736
Total current assets	139,530	48,080
Property and equipment, net	2,540	3,150
Deferred income tax assets	371	401
Other assets	4,254	344
Total assets	$146,695	$51,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$758	$6,647
Accrued compensation	2,573	4,133
Other current liabilities	5,703	3,896
Deferred revenue	4,694	4,424
Total current liabilities	13,728	19,100
Long-term deferred revenue	31,407	22,303
Other long-term liabilities	1,163	915
Total liabilities	46,298	42,318
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 37,526,910 and 35,950,518 shares issued, respectively; 30,800,525 and 29,263,828 shares outstanding, respectively	243,110	228,046
Accumulated other comprehensive income	107	99
Accumulated deficit	(95,379)	(171,616)
Treasury stock at cost: 6,726,385 shares	(47,441)	(46,872)
Total stockholders’ equity	100,397	9,657
Total liabilities and stockholders’ equity	$146,695	$51,975
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Royalty and license	$8,462	$11,636	$99,789	$27,427
Development, services, and other	90	227	323	690
Total revenues	8,552	11,863	100,112	28,117
Costs and expenses:
Cost of revenues	61	61	190	158
Sales and marketing	1,664	3,376	4,454	10,142
Research and development	2,110	3,116	7,152	9,138
General and administrative	9,880	10,753	31,669	41,885
Total costs and expenses	13,715	17,306	43,465	61,323
Operating income (loss)	(5,163)	(5,443)	56,647	(33,206)
Interest and other income	545	200	1,151	504
Income (loss) before provision for income taxes	(4,618)	(5,243)	57,798	(32,702)
Provision for income taxes	(22)	(44)	(313)	(295)
Net income (loss)	$(4,640)	$(5,287)	$57,485	$(32,997)
Basic net income (loss) per share	$(0.15)	$(0.18)	$1.89	$(1.13)
Shares used in calculating basic net income (loss) per share	30,780	29,245	30,340	29,155
Diluted net income (loss) per share	$(0.15)	$(0.18)	$1.83	$(1.13)
Shares used in calculating diluted net income (loss) per share	30,780	29,245	31,334	29,155
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on short-term investments	(2)	10	8	(14)
Total other comprehensive income (loss)	(2)	10	8	(14)
Total comprehensive income (loss)	$(4,642)	$(5,277)	$57,493	$(33,011)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by (used in) operating activities:
Net income (loss)	$57,485	$(32,997)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	647	709
Stock-based compensation	6,266	4,073
Deferred income taxes	67	(75)
Loss on disposal of equipment	26	1
Changes in operating assets and liabilities:
Accounts and other receivables	(454)	(5,096)
Prepaid expenses and other current assets	(1,870)	(101)
Other assets	(3,910)	(146)
Accounts payable	(5,889)	(1,116)
Accrued compensation and other current liabilities	466	(3,209)
Income tax payable	(219)	—
Deferred revenue	22,713	(4,082)
Other long-term liabilities	211	(78)
Net cash provided by (used in) operating activities	75,539	(42,117)
Cash flows provided by investing activities:
Purchases of short-term investments	(17,693)	(23,807)
Proceeds from maturities of short-term investments	22,000	28,000
Purchases of property and equipment	(63)	(121)
Net cash provided by investing activities	4,244	4,072
Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	218	328
Exercise of stock options	8,010	443
Purchases of treasury stock	—	(328)
Net cash provided by financing activities	8,228	443
Net increase (decrease) in cash and cash equivalents	88,011	(37,602)
Cash and cash equivalents:
Beginning of period	24,622	56,865
End of period	$112,633	$19,263
Supplemental disclosure of cash flow information:
Cash paid for taxes	$139	$128
Supplemental disclosure of noncash operating, investing, and financing activities:
Amounts accrued for treasury stocks	$569	$—
Release of Restricted Stock Units and Awards under company stock plan	$2,806	$2,524
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Immersion Corporation and its wholly owned subsidiaries: Immersion Canada Corporation; Immersion International, LLC; Immersion Medical, Inc.; Immersion Japan K.K.; Immersion Ltd.; Immersion Software Ireland Ltd.; Haptify, Inc.; Immersion (Shanghai) Science & Technology Company, Ltd.; and Immersion Technology International Ltd. All intercompany accounts, transactions, and balances have been eliminated in consolidation.
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
The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
In February 2016, the FASB issued ASU 2016-02 “Leases: Topic 842” (“ASU 2016-02” "Topic 842"), which supersedes the existing guidance for lease accounting in Topic 840, Leases. The FASB issued the ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. This ASU is effective for periods beginning after December 15, 2018 for public entities with early adoption permitted. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-10 "Codification Improvement to Topic 842, Leases" ("ASU 2018-10"). The FASB issued this separate ASU for the improvements related to ASC 2016-02 to increase stakeholders' awareness of the amendments and to expedite the improvements. In July 2018, the FASB issued ASU 2018-11 "Leases (Topic 842) Target Improvement" ("ASU 2018-11"). This ASU introduces a lessee model that will bring most leases of property, plant and equipment onto the balance sheet. It requires a lessee to recognize a lease obligation (present value of future lease payments) and also a “right of use asset” for all leases, although certain short-term leases are exempted from the standard. The ASU introduces two models for the subsequent measurement of the lease asset and liability, depending on whether the lease qualifies as a “finance lease” or an “operating lease”. This distinction focuses on whether or not effective control of the asset is being transferred from the lessor to the lessee. Both effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company plans to adopt the standard on January 1, 2019. The Company expects that its operating lease commitments will be subject to the new standard, and will record a lease liability and a right to use lease asset on its condensed consolidated balance sheet upon adoption.

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
As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. During the three months ended September 30, 2018, the Company trued up approximately $(333,000) per-unit royalty revenue, as compared to $(326,000) for the three months ended June 30, 2018. The true-up represents the difference between per-unit royalty based on its licensees' actual sales reported in a quarter-lag, and the estimate of per-unit royalty that was reported in the same quarter as the underlying sales occurred. The Company had no true-ups for the three months ended March 31, 2018.
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

Disaggregated Revenue
The following table presents the disaggregation of the Company's revenue for the three and nine months ended September 30, 2018 under ASC 606. Revenues for the three and nine months ended September 30, 2017 are presented in accordance with ASC 605.

(in thousands)	Three Months Ended September 30,
	2018	2017	Increase (Decrease)
Fixed fee license revenue	$4,317	$6,881	$(2,564)	(37)%
Per-Unit royalty revenue	4,145	4,755	(610)	(13)%
Total royalty and license revenue	8,462	11,636	(3,174)	(27)%
Development, services, and other revenue	90	227	(137)	(60)%
Total revenues	$8,552	$11,863	$(3,311)	(28)%

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
Fixed fee license revenue	$81,955	$11,156	$70,799	635%
Per-Unit royalty revenue	17,834	16,271	1,563	10%
Total royalty and license revenue	99,789	27,427	72,362	264%
Development, services, and other revenue	323	690	(367)	(53)%
Total revenues	$100,112	$28,117	$71,995	256%
For the three and nine months ended September 30, 2018, the Company recognized $1.2 million and $2.3 million, respectively, as revenue that had been included in deferred revenue as of the beginning of the period. As of September 30, 2018, the Company had contract assets of $7.1 million and $4.0 million included within prepaid expenses and other current assets and other assets on the condensed consolidated balance sheet, respectively. During the three and nine months ended September 30, 2018, the balance of contract assets increased by $1.8 million and $6.0 million, respectively, primarily related to certain contracts entered into during the periods which included a minimum royalty arrangement. During the three months ended September 30, 2018, there was no evidence that would have indicated impairment of the contract assets.

Impact of Adoption of ASC 606
Presented in the tables below is disclosure of the impact of adoption on the Company's condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2018, as well as balance sheet as of September 30, 2018, in accordance with the requirements of ASC 606. The Company believes that this additional information is vital during the transition year to allow readers of its financial statements to compare financial results from the preceding financial year given the use of the modified retrospective method of adoption. The adoption of ASC 606 did not affect the Company's reported total amounts of cash flows from operating, investing and financing activities. Therefore, tables for this separate financial statement have not been provided.
Amounts contained in the tables below are in thousands, except per share data.

(in thousands, except per share amounts)	Three Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Adjustments	ASC 605	As Reported (ASC 605)
Revenues:
Fixed fee license revenue	$4,317	$(499)	$3,818	$6,881
Per-unit royalty revenue	4,145	(21)	4,124	4,755
Total royalty and license revenue	8,462	(520)	7,942	11,636
Development, services, and other revenue	90	—	90	227
Total revenues	$8,552	$(520)	$8,032	$11,863
Operating expenses	13,715		13,715	17,306
Operating loss	(5,163)	(520)	(5,683)	(5,443)
Interest and other income	545	—	545	200
Loss before provision for income taxes	(4,618)	(520)	(5,138)	(5,243)
Income tax provision	(22)	—	(22)	(44)
Net loss	$(4,640)	$(520)	$(5,160)	$(5,287)
Basic net loss per share	$(0.15)	$(0.02)	$(0.17)	$(0.18)
Diluted net loss per share	$(0.15)	$(0.02)	$(0.17)	$(0.18)

	Nine Months Ended September 30,
	2018			2017
	As Reported (ASC 606)	Adjustments	ASC 605	As Reported (ASC 605)
Revenues:
Fixed fee license revenue	$81,955	$(70,409)	$11,546	$11,156
Per-unit royalty revenue	17,834	(4,274)	13,560	16,271
Total royalty and license revenue	99,789	(74,683)	25,106	27,427
Development, services, and other revenue	323	—	323	690
Total revenues	$100,112	$(74,683)	$25,429	$28,117
Operating expenses	43,465		43,465	61,323
Operating income (loss)	56,647	(74,683)	(18,036)	(33,206)
Interest and other income	1,151	—	1,151	504
Income (loss) before provision for income taxes	57,798	(74,683)	(16,885)	(32,702)
Income tax provision	(313)	—	(313)	(295)
Net income (loss)	$57,485	$(74,683)	$(17,198)	$(32,997)
Basic net income (loss) per share	$1.89	$(2.46)	$(0.57)	$(1.13)
Diluted net income (loss) per share	$1.83	$(2.46)	$(0.57)	$(1.13)

	September 30, 2018			December 31, 2017
	As Reported (ASC 606)	Adjustments	ASC 605	As Reported (ASC 605)
Prepaid expenses and other current assets	$7,802	$(7,079)	$723	$736
Other non-current assets	4,254	(3,963)	291	344
Other current liabilities	(5,703)	180	(5,523)	(3,896)
Deferred revenue - current	(4,694)	(10,715)	(15,409)	(4,424)
Long-term deferred revenue	(31,407)	(72,161)	(103,568)	(22,303)
Accumulated deficit	$95,379	$93,435	$188,814	$171,616

Contracted Revenue
Based on contracts signed and payments received as of September 30, 2018, the Company expects to recognize $36.1 million revenue related to Performance Obligation B under its fixed fee license agreements, which is satisfied over time, including $14.0 million over one to three years and $22.1 million over more than three years.

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
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. The Company had no Level 3 instruments as of September 30, 2018 and December 31, 2017.
Financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are classified based on the valuation technique in the table below:

	September 30, 2018
	Fair value measurements using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury securities	$—	$17,835	$—	$17,835
Money market accounts	86,983	—	—	86,983
Total assets at fair value	$86,983	$17,835	$—	$104,818
The above table excludes $25.7 million of cash held in banks.

	December 31, 2017
	Fair value measurements using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury securities	$—	$21,916	$—	$21,916
Money market accounts	1,117	—	—	1,117
Total assets at fair value	$1,117	$21,916	$—	$23,033
The above table excludes $23.5 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments and money market accounts are classified as cash equivalents on the Company’s condensed consolidated balance sheets.
Short-term Investments

	September 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$17,850	$—	$(15)	$17,835
Total	$17,850	$—	$(15)	$17,835

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$21,939	$—	$(23)	$21,916
Total	$21,939	$—	$(23)	$21,916
The contractual maturities of the short-term investments (classified as available-for-sale securities) on September 30, 2018 and December 31, 2017 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the nine months ended September 30, 2018 and the year ended December 31, 2017.

4. ACCOUNTS AND OTHER RECEIVABLES

(in thousands)	September 30, 2018	December 31, 2017
Trade accounts receivable	$937	$458
Other receivables	323	348
Accounts and other receivables	$1,260	$806
There was no estimated allowance for doubtful accounts as of September 30, 2018 and December 31, 2017.

5. PROPERTY AND EQUIPMENT

(in thousands)	September 30, 2018	December 31, 2017
Computer equipment and purchased software	$3,151	$3,206
Machinery and equipment	843	834
Furniture and fixtures	1,146	1,274
Leasehold improvements	3,920	3,920
Total	9,060	9,234
Less accumulated depreciation	(6,520)	(6,084)
Property and equipment, net	$2,540	$3,150

6. OTHER CURRENT LIABILITIES

(in thousands)	September 30, 2018	December 31, 2017
Accrued legal	$4,477	$2,202
Income taxes payable	—	219
Other current liabilities	1,226	1,475
Total other current liabilities	$5,703	$3,896

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
For the year ended December 31, 2017, the Company recorded restructuring expenses of $1.6 million. There were no additional restructuring activities during the three and nine months ended September 30, 2018. There were $44,000 adjustments to the 2017 restructuring costs that were reflected in the condensed consolidated statements of operations for the three months ended March 31, 2018. There were no restructuring costs for the three and nine months ended September 30, 2017.
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
Substantially all accrued amounts related to the 2017 restructuring activities were paid during the first quarter of 2018. The following table presents a reconciliation of the restructuring reserve recorded within other current liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2018:

(in thousands)	Employee Separation Costs	Asset-Related Charges	Other	Total
Balance as of December 31, 2017	$1,522	$—	$57	$1,579
Charges	—	—	—	—
Adjustments	(44)	—	—	(44)
Non-cash activity	(10)	—	(29)	(39)
Cash payments	(1,468)	—		(1,468)
Balance as of September 30, 2018	—	—	28	28

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

September 30, 2018
Common stock shares available for grant	1,714,531
Standard and market condition stock options outstanding	2,322,517
Restricted stock awards outstanding	62,556
RSUs outstanding	1,090,938

Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock has been reserved for issuance under the ESPP. As of September 30, 2018, 724,822 shares had been purchased since the inception of the ESPP in 1999. Under ASC 718-10, the ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the nine months ended September 30, 2018 are listed below. Shares purchased under the ESPP for the nine months ended September 30, 2017 are 48,750.
The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Nine Months Ended September 30, 2018
Shares purchased under ESPP	26,689
Average price of shares purchased under ESPP	$8.17
Intrinsic value of shares purchased under ESPP	$106,000

Summary of Standard Stock Options
The following table sets forth the summary of activity with respect to standard stock options granted under the Company’s stock option plans for the nine months ended September 30, 2018:

Nine Months Ended September 30, 2018
Beginning outstanding balance	3,277,991
Granted	207,500
Exercised	(1,326,718)
Forfeited	(50,140)
Expired	(58,197)
Ending outstanding balance	2,050,436
Aggregate intrinsic value of options exercised	$7,905,000
Weighted average fair value of options granted	$5.82
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of the Company’s common stock for the options that were in-the-money.
Information regarding these standard stock options outstanding at September 30, 2018 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
September 30, 2018
Options outstanding	2,050,436	$9.31	2.97	$3.3
Options vested and expected to vest using estimated forfeiture rates	1,956,894	9.27	2.82	3.1
Options exercisable	1,511,605	$9.11	2.00	$2.5

Summary of Market Condition Based Stock Options
The Company continued to have an outstanding balance of 272,081 market condition based stock options as of both December 31, 2017 and September 30, 2018. No activity noted in the period presented.

Summary of Restricted Stock Units
RSU activity for the nine months ended September 30, 2018 was as follows:

Nine Months Ended September 30, 2018
Beginning outstanding balance	508,880
Awarded	922,443
Released	(178,447)
Forfeited	(161,938)
Ending outstanding balance	1,090,938
Weighted average fair value on grant date of RSUs	$11.83
Total fair value of RSUs released	$2,133,000
Information regarding RSUs outstanding at September 30, 2018 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
September 30, 2018
RSUs outstanding	1,090,938	0.90	$11.5
RSUs vested and expected to vest using estimated forfeiture rates	915,934	0.80	$9.7

Summary of Restricted Stock Awards
Restricted stock award activity for the nine months ended September 30, 2018 was as follows:

Nine Months Ended September 30, 2018
Beginning outstanding balance	44,538
Awarded	62,556
Released	(44,538)
Forfeited	—
Ending outstanding balance	62,556
Weighted average grant date fair value of restricted stock awarded	$13.32
Total fair value of restricted stock awards released	$673,000

Stock Plan Assumptions
The assumptions used to value option grants under the Company’s stock plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Standard Stock Options
Expected life (in years)	4.5	4.6	4.4	4.5
Volatility	55%	53%	55%	53%
Interest rate	2.7%	1.7%	2.5%	1.7%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Market Condition Based Stock Options
Expected life (in years)	N/A	N/A	7.0	7.0
Volatility	N/A	N/A	55%	55%
Interest rate	N/A	N/A	2.0%	2.0%
Dividend yield	N/A	N/A	N/A	N/A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee Stock Purchase Plan
Expected life (in years)	0.5	0.5	0.5	0.5
Volatility	39%	46%	58%	48%
Interest rate	2.2%	1.1%	1.9%	0.9%
Dividend yield	N/A	N/A	N/A	N/A

Compensation Costs
Total stock-based compensation recognized in the condensed consolidated statements of operations and comprehensive income (loss) is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statement of Operations Classifications
Sales and marketing	$377	$317	$675	$808
Research and development	561	231	1,382	780
General and administrative	1,576	790	4,209	2,485
Total	$2,514	$1,338	$6,266	$4,073

As of September 30, 2018, there was $8.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSUs granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.64 years for standard options, 1.36 years for RSUs, and 0.72 years for restricted stock awards. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

9. STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income are included in the table below.

	Nine Months Ended September 30, 2018
(in thousands)	Unrealized Gains and Losses on Short-term Investments	Foreign Currency Items	Total
Beginning balance	$(23)	$122	$99
Other comprehensive income before reclassifications	8	—	8
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	8	—	8
Ending Balance	$(15)	$122	$107
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
There were no stock repurchases during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, the Company repurchased 48,687 shares for $328,000 at an average cost of $6.73 per share, net of transaction costs through open market repurchases. As of September 30, 2018, the Stock Repurchase Program remains available with approximately $33.4 million that may yet be purchased under the program.
Stockholders Rights Plan
On December 26, 2017, the Board declared a dividend of one right (a “Right”) for each of the Company's issued and outstanding shares of common stock, par value $0.001 per share. The dividend was paid to the stockholders of record at the close of business on January 8, 2018 (the “Record Date”). Each Right entitles the holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock (the “Preferred Stock”) at a price of $30.00 (the “Exercise Price”), subject to certain adjustments and contingently issuable. The Rights expire December 26, 2018 if not earlier redeemed, exchanged or terminated.
There were no rights exercised during the three and nine months ended September 30, 2018 and the nine months ended September 30, 2017.

10. INCOME TAXES
Income tax provisions consisted of the following:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) before provision for income taxes	$(4,618)	$(5,243)	$57,798	$(32,702)
Provision for income taxes	$(22)	$(44)	$(313)	$(295)
Effective tax rate	(0.5)%	(0.8)%	0.5%	(0.9)%

The provision for income tax for the three and nine months ended September 30, 2018 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. The Company continues to carry a full valuation allowance on its federal deferred tax assets. As a result, no provision for U.S. sourced income was included in the calculation, the primary reason for the difference between the statutory tax rate and effective tax rate. The provision for income tax for the three and nine months ended September 30, 2017 resulted primarily from estimated foreign taxes and foreign withholding tax expense.
On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit. On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court that had found certain Treasury regulations related to stock-based compensation to be invalid. On August 7, 2018, the U.S. Court of Appeals for the Ninth Circuit withdrew its July 24, 2018 opinion to allow a reconstituted panel to confer on the decision. This reconstituted panel will reconsider the validity of the cost sharing regulations at issue. The regulations at issue require related entities to share the cost of employee stock compensation in order for their cost-sharing arrangements to be classified as “qualified cost-sharing arrangements” and to avoid potential IRS adjustment. The Company will evaluate the implications of the final decision, when rendered.
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
In connection with the Company's adoption of the Tax Act and consideration of SAB 118, the following updates have been made to the Company's income tax provision. In the fourth quarter of 2017, due to the federal tax rate change, the Company recorded a $12.9 million reduction to deferred tax assets and related valuation allowance in connection with the re-measurement of certain deferred tax assets and liabilities, resulting in no impact to its results of operations. The Company estimated that no current tax expense should be recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, a provisional estimate at December 31, 2017. There have been no changes as of September 30, 2018. Additional work is necessary to complete a more detailed analysis of the Company’s deferred tax assets and liabilities and historical foreign earnings as well as potential correlative adjustments.
For the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred. At September 30, 2018, because the Company is still evaluating the GILTI provisions and the analysis of future taxable income that is subject to GILTI, the Company has included GILTI related to current-year operations only in its annual effective tax rate calculation and has not provided additional GILTI on deferred items. Additionally, the Company has determined that it is has not met the threshold requirements of the BEAT.
The Company has made a reasonable estimate of the effects of the Act as of September 30, 2018 in accordance with guidance in SAB 118. The Company will continue to monitor the estimated impacts as additional guidance is released. Any adjustments recorded to the provisional amounts through fourth quarter 2018 may be included in net income as an adjustment to tax expense.
As of September 30, 2018, the Company had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $4.8 million and applicable interest of $16,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $405,000. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.
As of September 30, 2018, the Company had net deferred income tax assets of $371,000 consisting primarily of foreign net operating loss carryforwards, and deferred income tax liabilities of $80,000. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
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

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(4,640)	$(5,287)	$57,485	$(32,997)
Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	30,780	29,245	30,340	29,155
Dilutive potential common shares:
Stock options, ESPP, restricted stock awards and RSUs	—	—	994	—
Shares used in computation of diluted net income (loss) per share	30,780	29,245	31,334	29,155
Basic net income (loss) per share	$(0.15)	$(0.18)	$1.89	$(1.13)
Diluted net income (loss) per share	$(0.15)	$(0.18)	$1.83	$(1.13)
The Company includes the underlying market condition stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met.
For the nine months ended September 30, 2018, standard stock options to purchase approximately 261,667 shares of common stock, with exercise prices greater than the average fair market value of the Company’s stock of $12.04 per share, were not included in the calculation because the effect would have been anti-dilutive.
As of September 30, 2018 and 2017, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three months ended September 30, 2018 and 2017, and nine months ended September 30, 2017, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	September 30,
	2018	2017
Standard and market condition based stock options outstanding	2,322,517	3,815,784
Restricted stock awards outstanding	62,556	44,538
RSUs outstanding	1,090,938	627,454
ESPP	7,529	10,152

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
As discussed in Part II, Item 1 (Legal Proceedings), on April 28, 2017, the Company and Immersion Software Ireland Limited (collectively, “Immersion”) received a letter from Samsung Electronics Co. (“Samsung”) requesting that Immersion reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties.
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
On October 16, 2017, the Company received a letter from LG Electronics Inc. (“LGE”) requesting that the Company reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.  On November 3, 2017, the Company filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Company believes that there are valid defenses to the claims raised by the Korean tax authorities and that LGE’s claims are without merit.  The Company intends to vigorously defend itself against these claims and as a result, has concluded that the likelihood of a material charge resulting from the claim from LGE to be remote.

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
We have adopted a hybrid business model, under which we provide advanced tactile software, related tools, and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses of our patented technology to our customers. Our licenses allow our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly owned subsidiaries hold more than 3,210 issued or pending patents worldwide, covering a wide range of digital technologies and including many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.
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
Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. With the exception of our adoption of ASC 606, there have been no material changes during the nine months ended September 30, 2018 to the items we disclosed in the section "Critical Accounting Policies and Estimates" included in Item 7 and the section "Significant Accounting Policies" (Note 1) included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Refer to Note 1 and Note 2 to the condensed consolidated financial statements for our revised policies related to revenue recognition and related estimates after our adoption of ASC 606.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
Overview
For the three months ended September 30, 2018, total revenues decreased $3.3 million, or 28%, compared to the three months ended September 30, 2017.
Net loss was $4.6 million for the three months ended September 30, 2018 compared to a net loss of $5.3 million for the three months ended September 30, 2017. The decrease was primarily attributable to lower operating expenses and higher interest and other income, partially offset by the decreased total revenue during the third quarter in 2018 compared to the same period in 2017.
For the nine months ended September 30, 2018, total revenue increased $72.0 million, or 256%, compared to the nine months ended September 30, 2017. The increase was mainly driven by the $70.8 million increase in fixed fee license revenue and the $1.6 million increase in per-unit royalty revenue.
Net income was $57.5 million for the nine months ended September 30, 2018 as compared to a net loss of $33.0 million for the nine months ended September 30, 2017. The $90.5 million change was primarily related to the increase in total revenue and the decrease in operating expenses for the first nine months in 2018 compared to the same period in 2017.
As discussed above, we adopted the new revenue standard, ASC 606, effective January 1, 2018. Consistent with the modified retrospective transaction method, our results of operations for periods prior to our adoption of ASC 606 remain unchanged. As a result, the changes in total revenues for the three and nine months ended September 30, 2018 compared to the same periods a year ago reflected the component of accounting policy changes arising from the adoption of ASC 606. For the three-month period, the impact of the adoption included revenue of $0.5 million primarily related to fixed fee license agreements which would not have been reported as revenue under the previous standard. Such impact for the nine-month period included $70.4 million related to fixed fee license agreements and $4.3 million related to per-unit royalty agreements.

REVENUES

	September 30,				Components of Changes
(in thousands)	2018	2017	Change	% Change	Due to ASC 606 Adoption	Net of ASC 606 Adoption Effect	Total Change

Three months ended
Fixed fee license revenue	$4,317	$6,881	$(2,564)	(37)%	$499	$(3,063)	$(2,564)
Per-unit royalty revenue	4,145	4,755	$(610)	(13)%	21	(631)	(610)
Total royalty and license revenue	8,462	11,636	$(3,174)	(27)%	520	(3,694)	(3,174)
Development, services, and other	90	227	$(137)	(60)%	—	(137)	(137)
Total revenues	$8,552	$11,863	$(3,311)	(28)%	$520	$(3,831)	$(3,311)

Nine months ended
Fixed fee license revenue	$81,955	$11,156	$70,799	635%	$70,409	$390	$70,799
Per-unit royalty revenue	17,834	16,271	1,563	10%	4,274	(2,711)	1,563
Total royalty and license revenue	99,789	27,427	72,362	264%	74,683	(2,321)	72,362
Development, services, and other	323	690	(367)	(53)%	—	(367)	(367)
Total revenues	$100,112	$28,117	$71,995	256%	$74,683	$(2,688)	$71,995

Total Revenues - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Royalty and license revenue — Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software. Royalty and license revenue for the three months ended September 30, 2018 decreased by $3.2 million, or 27%, compared to $11.6 million for the three months ended September 30, 2017. Royalty and license revenue for the three months ended September 30, 2018 would be $(3.7) million lower, if reported under ASC 605, than the reported royalty and license revenue for the three months ended September 30, 2017, reflecting operational changes during the three months ended September 30, 2018 compared to the same period a year ago.
Per-unit royalty revenue decreased by $0.6 million, or 13%, from $4.8 million for the three months ended September 30, 2017 to $4.1 million for the three months ended September 30, 2018. Per-unit royalty revenue for the three months ended September 30, 2018 would be $(0.6) million lower, if reported under ASC 605, than per-unit royalty revenue for the three months ended September 30, 2017.
Fixed fee license revenue decreased $2.6 million, or 37%, from $6.9 million for the three months ended September 30, 2017 to $4.3 million for the three months ended September 30, 2018. Fixed fee license revenue for the three months ended September 30, 2018 would be $(3.1) million lower, if reported under ASC 605, than fixed fee license revenue for the three months ended September 30, 2017. The decrease was primarily due to a non-recurring fixed license fee from a mobility licensee recognized during the three months ended September 30, 2017, partially offset by fixed license fees from new customers, including Fitbit, recognized in the three months ended September 30, 2018.
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
Geographically, revenues generated in North America, Asia, and Europe for the three months ended September 30, 2018 represented 57%, 35%, and 8%, respectively, of our total revenue as compared to 9%, 79%, and 12%, respectively, for the three months ended September 30, 2017. The increase in revenue attributable to North America as a percentage of total revenue was due primarily to increased revenues from commercial & industrial, mobility and gaming customers. The decrease in revenue attributable to Asia as a percentage of total revenue was primarily caused by declining revenues from mobility, gaming and commercial & industrial customers, partially offset by increased revenue from automotive customers in the region. The decrease in revenue attributable to Europe as a percentage of total revenue was mainly caused by decreased revenues from gaming and medical customers, partially offset by increased revenue from automotive customers in the region.

Total Revenues - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Royalty and license revenue — Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software. Royalty and license revenue for the nine months ended September 30, 2018 increased by $72.4 million, or 264%, compared to $27.4 million for the nine months ended September 30, 2017. Royalty and license revenue for the nine months ended September 30, 2018 would be $(2.3) million lower, if reported under ASC 605, than the reported royalty and license revenue for the nine months ended September 30, 2017.
Per-unit royalty revenue increased by $1.6 million, or 10%, from $16.3 million for the nine months ended September 30, 2017 to $17.8 million for the nine months ended September 30, 2018. Per-unit royalty revenue for the nine months ended September 30, 2018 would be $(2.7) million lower, if reported under ASC 605, than per-unit royalty revenue for the nine months ended September 30, 2017. The decrease was primarily caused by lower volume of shipments experienced by our mobility, medical and gaming customers during the nine months ended September 30, 2018 as compared to the same period a year ago.
Fixed fee license revenue increased by $70.8 million, or 635%, from $11.2 million for the nine months ended September 30, 2017 to $82.0 million for the nine months ended September 30, 2018. The increase primarily stemmed from new customer agreements executed during the first nine months in 2018 for which we recorded revenue in accordance with ASC 606.
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
Geographically, revenues generated in North America, Europe, and Asia for the nine months ended September 30, 2018 represented 82%, 9%, and 9%, respectively, of our total revenue as compared to 23%, 13%, and 64%, respectively, for the nine months ended September 30, 2017. The increase in revenue attributable to North America as a percentage of total revenue was due mainly to increased revenue from mobility customers, partially offset by decreased revenues from gaming and medical customers in the region. The decrease in revenue attributable to Europe as a percentage of total revenue was caused primarily by lower revenues from gaming and medical customers, partially offset by increased revenue from automotive customers in the region. The decrease in revenue attributable to Asia as a percentage of total revenue was related to declining revenues from mobility, gaming and automotive customers in the region.

OPERATING EXPENSES

	September 30,		Change	% Change
(in thousands)	2018	2017

Three months ended
Sales and marketing	$1,664	$3,376	$(1,712)	(51)%
% of total revenue	19%	28%	(9)%
Research and development	$2,110	$3,116	$(1,006)	(32)%
% of total revenue	25%	26%	(1)%
General and administrative	$9,880	$10,753	$(873)	(8)%
% of total revenue	116%	91%	25%

Nine months ended
Sales and marketing	$4,454	10,142	$(5,688)	(56)%
% of total revenue	4%	36%	(32)%
Research and development	$7,152	9,138	$(1,986)	(22)%
% of total revenue	7%	32%	(25)%
General and administrative	$31,669	41,885	$(10,216)	(24)%
% of total revenue	32%	149%	(117)%
Sales and Marketing — Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses decreased $1.7 million, or 51%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, including $1.2 million decrease in compensation, benefits, and other related costs due to reduced headcount following our restructuring actions in December 2017, $211,000 decrease in travel costs, and $161,000 decrease in marketing and advertising costs. Sales and marketing expenses decreased $5.7 million, or 56%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, including $3.9 million decrease in compensation, benefits, and other related costs due to reduced headcount following our restructuring actions in December 2017, $777,000 decrease in marketing and advertising costs, and $704,000 decrease in travel costs. We believe that continued investment in sales and marketing is critical to our future success, and we expect to continue making targeted investments to expand market acceptance for our touch technologies across the markets we serve.
Research and Development — Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses decreased $1.0 million, or 32%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was primarily related to $382,000 decrease in compensation, benefits, and other related costs due to reduced headcount, $363,000 decrease in outside services reflecting redirected development efforts, and $118,000 decrease in facilities costs. Research and development expenses decreased $2.0 million, or 22%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was primarily related to $824,000 decrease in compensation, benefits, and other related costs due to reduced headcount, $617,000 decrease in outside services reflecting redirected development efforts, $278,000 decrease in facilities costs, and $214,000 decrease in travel costs. We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth in key markets.
General and Administrative — Our general and administrative expenses are composed primarily of employee compensation and benefits; legal and professional fees; external legal costs for patents; office supplies; travel; and an allocation of facilities costs. General and administrative expenses decreased $873,000, or 8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was primarily related to $1.4 million decrease in legal expenses, partially offset by $555,000 increase in compensation, benefits, and other related costs mainly due to higher stock compensation expense. The decrease in legal expenses was primarily due to $2.4 million decrease in litigation expense relating to ongoing proceedings including our recently settled and concluded litigation against Apple and AT&T Mobility and Fitbit, partially offset by increases of $567,000 in general legal services, $322,000 in patent related legal, filing, and maintenance costs, and $140,000 in licensing fee expenses. General and administrative expenses decreased $10.2 million, or 24%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The decrease was mainly related to $11.5 million decrease in legal expenses and $256,000 decrease in outside service costs, partially offset by $1.5 million increase in compensation, benefits, and other related costs mainly due to higher stock compensation expense. The decreased in legal expenses was primarily due to $13.8 million decrease in litigation expense relating to ongoing proceedings including our recently settled and concluded litigation against Apple and AT&T Mobility and Fitbit, and $1.1 million decrease in licensing fee expenses, partially offset by increases of $1.8 million in patent related legal, filing, and maintenance costs, and $1.7 million in general legal services. Our general and administrative expenses will continue to be significant in 2018 as we manage our business and strategic opportunities and continue to file, maintain, license, and enforce our IP and contractual rights, and defend any lawsuits brought against us or that we initiate against others to enforce our IP or contractual rights.

PROVISION FOR TAXES

	September 30,		Change	% Change
(in thousands)	2018	2017

Three months ended:
Provision for income taxes	$(22)	$(44)	$22	(50)%
Loss from continuing operations before provision for income taxes	(4,618)	(5,243)
Effective tax rate	(0.5)%	(0.8)%

Nine months ended
Provision for income taxes	(313)	(295)	$(18)	6%
Income (loss) from continuing operations before provision for income taxes	57,798	(32,702)
Effective tax rate	0.5%	(0.9)%
The provision for income tax for the three and nine months ended September 30, 2018 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to carry a full valuation allowance on our federal deferred tax assets. As a result, no provision for U.S. sourced income was included in the calculation, the primary reason for the difference between the statutory tax rate and effective tax rate. The provision for income tax for the three and nine months ended September 30, 2017 resulted primarily from estimated foreign taxes and foreign withholding tax expense.
The year-over-year change in provision for income taxes resulted primarily from the change in mix of income (loss) from continuing operations across various tax jurisdictions, including the United States.
On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit. On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court that had found certain Treasury regulations related to stock-based compensation to be invalid. On August 7, 2018, the U.S. Court of Appeals for the Ninth Circuit withdrew its July 24, 2018 opinion to allow a reconstituted panel to confer on the decision. This reconstituted panel will reconsider the validity of the cost sharing regulations at issue. The regulations at issue require related entities to share the cost of employee stock compensation in order for their cost-sharing arrangements to be classified as “qualified cost-sharing arrangements” and to avoid potential IRS adjustment. The Company will evaluate the implications of the final decision, when rendered.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was passed into law. The Act includes many provisions; including reducing the US federal corporate income tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings. We have made a reasonable estimate of the effects of the Act as of September 30, 2018, in accordance with guidance in SAB 118. We will continue to monitor the estimated impacts as additional guidance is released. Any adjustments recorded to the provisional amounts through fourth quarter 2018 will be included in net income as an adjustment to tax expense.
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
We also maintain liabilities for uncertain tax positions. As of September 30, 2018, we had unrecognized tax benefits under ASC 740 “Income Taxes” of approximately $4.8 million and applicable interest of $16,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $405,000.

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
On September 30, 2018, our cash, cash equivalents, and short-term investments totaled $130.5 million, an increase of $84.0 million from $46.5 million on December 31, 2017.
Cash provided by (used in) operating activities
Net cash provided by operating activities was $75.5 million during the nine months ended September 30, 2018 compared to $42.1 million cash used in operating activities during the nine months ended September 30, 2017. The $117.6 million change was primarily related to $90.5 million increase from $33.0 million net loss for the nine months ended September 30, 2017 to $57.5 million net income for the nine months ended September 30, 2018 and $26.8 million increase in the year-over-year change in deferred revenue, partially offset by $3.8 million increase in the year-over-year change in other non-current assets. The increases in the year-over-year changes in deferred revenue and other non-current assets primarily reflected the effect of the adoption of ASC 606 on January 1, 2018. Cash provided by operating activities was also affected by an increase in non-cash charges of $2.2 million primarily related to higher stock-based compensation expense incurred for the nine months ended September 30, 2018 compared to the same period last year.
Cash provided by investing activities
Net cash provided by investing activities during the nine months ended September 30, 2018 was $4.3 million, an increase of $172,000 compared to $4.1 million cash provided by investing activities during the nine months ended September 30, 2017. Net cash provided by investing activities during the current period consisted of maturities of short-term investments of $22.0 million, partially offset by purchases of short-term investments of $17.7 million and purchases of property, plant, and equipment of $63,000.
Cash provided by financing activities
Net cash provided by financing activities during the nine months ended September 30, 2018 was $8.2 million, an increase of $7.8 million compared to $443,000 cash provided by financing activities during the nine months ended September 30, 2017. Net cash provided by financing activities during the current period consisted primarily of exercises of stock options of $8.0 million and the issuance of common stock under our ESPP of $218,000.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $130.5 million on September 30, 2018, 7% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash during period of active litigation. At September 30, 2018, there was $33.4 million remaining under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2018 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including but not limited to the risks detailed in Part II, Item 1A titled “Risk Factors”. Additionally, if we acquire businesses, patents, or technology, our cash or capital requirements could increase substantially. In the event of such an acquisition, or should any unanticipated circumstances arise that significantly increase our capital requirements, we may elect to raise additional capital through debt or equity financing. Any of these events could result in substantial dilution to our stockholders. There is no assurance that such additional capital will be available on terms acceptable to us, if at all.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2017. Our principal commitments as of September 30, 2018 consisted of obligations under operating leases. There have been no material changes in those obligations during the nine months ended September 30, 2018.
As of September 30, 2018, we had a liability for unrecognized tax benefits totaling $4.8 million including interest of $16,000, of which approximately $405,000 could be payable in cash.

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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $104.8 million as of September 30, 2018, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $71,000 in the fair value of our cash equivalents and short-term investments as of September 30, 2018.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of September 30, 2018, our management with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Effective January 1, 2018, in connection with our adoption of ASC 606, we implemented changes to certain controls and related procedures designed to provide reasonable assurance that our condensed consolidated financial statements reflect the proper application of the guidance within ASC 606. Those changes in internal controls included the revision of our revenue recognition accounting policies in accordance with ASC 606 and the development of new controls to support in our estimation of per unit royalties and allocation of transaction price between performance obligations under fixed fee license contracts with respect to the adoption of ASC 606. There were no other changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the ’051 patent. The petition bears Case No. IPR2016-01371. The petition challenged the patentability of certain claims of the ’051 patent in light of alleged prior art references. On October 13, 2016, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’051 patent. On January 11, 2017, the Patent Trial and Appeal Board (“PTAB” or “Board”) issued a decision denying the Petition and declining to institute the IPR. On February 10, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’051 patent in light of alleged prior art references. This Petition bears Case No. IPR2017-00887. We filed our Patent Owner’s Preliminary Response in this IPR on May 30, 2017. On August 25, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On July 7, 2016, Apple filed in the United States Patent and Trademark Office a petition for inter partes review of the ’571 patent. The petition bears Case No. IPR2016-01372. The petition challenged the patentability of certain claims of the ’571 patent in light of alleged prior art references. On October 13, 2016, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’571 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The Board’s decision also declined to institute the IPR as to certain claims of the ’571 patent. The Board set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner’s Response to the IPR. Apple filed its Reply to the Patent Owner’s Response on August 4, 2017. On August 31, 2017, we submitted a Motion for Observation regarding the testimony of Apple’s expert on cross-examination at deposition. Apple responded to these observations on September 5, 2017. On October 5, 2017, the PTAB conducted the Oral Hearing in this IPR. On January 10, 2018, the PTAB issued a Final Written Decision finding claims 1-4, 6, 23-26, and 28 of the ’571 patent unpatentable. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to vacate final decision and terminate proceeding in IPR2016-1372 in light of the settlement between the parties. On February 2, 2018, the PTAB denied the parties’ request to file such a motion. On March 14, 2018, Immersion filed with the United States Patent and Trademark Office ("USPTO") and the U.S. Court of Appeal for the Federal Circuit notices of appeal from the Board’s final written decision in IPR2016-1372 for the ’571 patent. On March 27, 2018, Immersion filed in the Federal Circuit the required Certificates of Interest and Docketing Statements. Apple also filed in the Federal Circuit notices stating that it will not be participating in the appeals. On April 23, 2018, the USPTO filed the certified list of documents that comprise the record in IPR2016-1372. Our opening brief in the appeal was due on June 22, 2018. On May 10, 2018, we filed a motion seeking a 30-day extension to file the brief and the motion was granted on May 11, 2018. The USPTO entered a notice of intervention on April 25, 2018. On July 6, 2018 Immersion filed an unopposed motion to voluntarily dismiss its appeal. The Federal Circuit granted Immersion’s motion and dismissed the appeal on July 9, 2018. On or about February 12, 2017, Apple submitted in the United States Patent and Trademark Office a second IPR petition challenging the patentability of certain claims of the ’571 patent in light of alleged prior art references. This Petition bears Case No. IPR2017-00896. We filed our Patent Owner’s Preliminary Response in this IPR on May 22, 2017. On August 17, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
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
On July 8, 2018, we reached a global settlement with Fitbit, and requested to withdraw the patent litigation suit in the Shanghai Intellectual Property Court on July 17, 2018. The Shanghai Intellectual Property Court granted the request on July 30, 2018. Fitbit requested withdrawal of the remaining invalidity petitions on July 11, 2018. The Patent Reexamination Board granted the withdrawal motion with respect to CN101305416B on July 13, 2018 and with respect to CN102187647B on July 24, 2018, and as a result, both patents remain valid.

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
U.S. Patent No 6,429,846 (the ’846 patent): “Haptic Feedback for Touchpads and Other Touch Controls”
U.S. Patent No 7,969,288 (the ’288 patent): “Force Feedback System Including Multi-Tasking Graphical Host Environment and Interface Device”
U.S. Patent No 9,323,332 (the ’332 patent): “Force Feedback System Including Multi-Tasking Graphical Host Environment”
U.S. Patent No 7,982,720 (the ’720 patent): “Haptic Feedback for Touchpads and Other Touch Controls”
U.S. Patent No 8,031,181 (the ’181 patent): “Haptic Feedback for Touchpads and Other Touch Controls”
Samsung filed a response to the Complaint on October 24, 2017.
On December 15, 2017, the Court issued a Docket Control Order setting the claim construction hearing for August 15, 2018 and the first day of jury selection for February 4, 2019. On March 5, 2018, the Court issued an order resetting the first day of jury selection for February 19, 2019.
On June 8, 2018, the Court granted Samsung’s motion to consolidate the case filed on March 8, 2018, with this previously-filed case. On July 10, 2018, the Court entered a new scheduling order for the consolidated cases, setting the claim construction hearing for October 9, 2018, and the first day of jury selection for May 6, 2019. On July 24, 2018, we filed an amended complaint in the consolidated cases. On October 15, 2018, the Court issued its Claim Construction Memorandum and Order.

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
Samsung filed a response to the Complaint on April 20, 2018. On April 27, 2018, Samsung filed a motion to consolidate this case with the previously-filed case that we filed on August 3, 2017. On May 11, 2018, we filed an opposition to the motion to consolidate.  On June 8, 2018, the Court granted Samsung’s motion to consolidate this case with the previously-filed case. On July 10, 2018, the Court entered a new scheduling order for the consolidated cases, setting the claim construction hearing for October 9, 2018, and the first day of jury selection for May 6, 2019. On July 24, 2018, we filed an amended complaint in the consolidated cases. On October 15, 2018, the Court issued its Claim Construction Memorandum and Order.

Samsung Petitions for Inter Partes Review (USPTO)
On August 6, 2018, Samsung filed in the United States Patent and Trademark Office two petitions for inter partes review (“IPR”) of the ’846 patent (Case Nos. IPR2018-01467 and IPR2018-01468). In each of the IPR petitions, Samsung asserts that certain claims of the ’846 patent are invalid over alleged prior art patents and publications. Immersion may optionally file a Patent Owner’s Response in IPR2018-01467 by November 22, 2018, and in IPR2018-01468 by November 23, 2018; and the last days for the PTAB to decide whether to institute such IPRs of the ’846 patent are February 22 and 23, 2019, respectively.

On August 6, 2018, Samsung filed in the United States Patent and Trademark Office two petitions for IPR of the ’720 patent (Case Nos. IPR2018-01469 and IPR2018-01470). In each of the IPR petitions, Samsung asserts that certain claims of the ’720 patent are invalid over alleged prior art patents and publications. Immersion may optionally file a Patent Owner’s Response in both IPR2018-01469 and IPR2018-01470 by December 10, 2018; and the last day for the PTAB to decide whether to institute such IPRs of the ’720 patent is March 10, 2019.
On August 6, 2018, Samsung filed in the United States Patent and Trademark Office a petition for IPR of the ’288 patent (Case No. IPR2018-01499). In the IPR petition, Samsung asserts that certain claims of the ’288 patent are invalid over alleged prior art patents and publications. Immersion may optionally file a Patent Owner’s Response by December 11, 2018; the last day for the PTAB to decide whether to institute such IPR of the ’288 patent is March 11, 2019.
On August 6, 2018, Samsung filed in the United States Patent and Trademark Office two petitions for IPR of the ’181 patent (Case Nos. IPR2018-01500 and IPR2018-01501). In each of the IPR petitions, Samsung asserts that certain claims of the ’181 patent are invalid over alleged prior art patents and publications. Immersion may optionally file a Patent Owner’s Response in both IPR2018-01500 and IPR2018-01501 by January 5, 2019; and the last day for the PTAB to decide whether to institute such IPRs of the ’181 patent is April 5, 2019.
On August 6, 2018, Samsung filed in the United States Patent and Trademark Office a petition for IPR of the ’332 patent (Case No. IPR2018-01502). In the IPR petition, Samsung asserts that certain claims of the ’332 patent are invalid over alleged prior art patents and publications. Immersion may optionally file a Patent Owner’s Response in IPR2018-01502 by January 5, 2019; and the last day for the PTAB to decide whether to institute such IPR of the ’332 patent is April 5, 2019.

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
On February 5, 2018, the Court entered an order setting a mediation conference for August 7, 2018. The mediation conference was rescheduled to October 8 at the request of the parties. The mediation conference was conducted on October 8, 2018 as rescheduled, but did not result in a settlement. On October 25, 2018, the Court issued its Claim Construction Memorandum and Order.

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

On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities.  Samsung is requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. We deny liability, and asked the International Chamber of Commerce to postpone the arbitration until the tax appeal is resolved. The arbitration panel conducted an initial status conference on February 7, 2018. The International Chamber of Commerce denied our motion to postpone the arbitration, and on March 2, 2018, issued a Procedural Order setting the hearing date for July 23, 2018. We filed our Statement of Defense and Counterclaim on April 16, 2018. A short discovery phase followed, and each side produced documents in May. Samsung filed its Reply to our Statement of Defense on June 11, 2018, and we filed our Surreply on June 25, 2018. The evidentiary hearing took place in Hawaii from July 23, 2018 to July 24, 2018. The parties submitted supplemental legal authorities on August 8, 2018, and submitted cost submissions on October 15, 2018. On August 15, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce extended the time for rendering the final award until October 31, 2018. On October 31, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce again extended the time for rendering the final award until November 30, 2018.
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

Immersion Corporation vs. Samsung (China) Investment Co., Ltd., Huizhou Samsung Electronics Co., Ltd and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. (Fuzhou Intellectual Property Court - Case: Min 01 Min Chu No. 342 (2018))
On March 8, 2018, we filed a complaint against Samsung (China) Investment Co., Ltd. (“Samsung China”), Huizhou Samsung Electronics Co., Ltd. (“Samsung Huizhou”) (together with Samsung China, “Samsung”), and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. in the Fuzhou Intermediate Court in Fuzhou, China alleging that certain Samsung touchscreen phones, including the Galaxy S8, S8+, and Note8, infringe three Immersion Chinese patents. The three patents at issue, covering haptic feedback systems and methods in electronic devices, are Chinese Patent No. ZL02821854.X, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; Chinese Patent No. ZL201210005785.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; and Chinese Patent No. ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations.”  Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages.  The Fuzhou Intellectual Property Court accepted the case on March 8, 2018.  Samsung China filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. Samsung Huizhou and Samsung China appealed and the pretrial conference originally scheduled for June 14-15, 2018 was postponed pending a ruling from the Fujian High Court. On September 20, 2018 the Fujian High Court rejected the jurisdictional objection appeals. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou supplemented their petitions in May, and we responded on June 1, 2018. A hearing on the petition for Chinese Patent No. ZL02821854.X occurred on July 18, 2018. Hearings on the petitions for Chinese Patent No. ZL201210005785.2 and Chinese Patent No. ZL201310253562.2 occurred on September 28, 2018. Trial was originally scheduled for November 12, and 14, 2018; the Fuzhou Intellectual Property Court granted the Company’s request to postpone trial but has not yet set revised dates. The Company and Samsung each submitted evidence for use at trial on or before October 26, 2018.

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
One customer accounted for more than 10% of our total revenues for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017 where three customers accounted for 20%, 17% and 10% of our total revenues, respectively. In the quarter ended September 30, 2016, we entered into an additional amendment to our License Agreement with Samsung pursuant to which we agreed to permit Samsung to exercise its rights to continue to sell products that were licensed under the agreement as of December 31, 2015 for the life of such products in exchange for $19 million. We have not entered into a renewal agreement with Samsung for any products released after December 31, 2015, and on August 3, 2017, we filed the first patent infringement suit against Samsung in the U.S. District Court in the Eastern District of Texas. See Part I, Item 3, "Legal Proceedings". Because we have not renewed our agreement with Samsung, there is no assurance that Samsung will generate similar revenue in any future period; and even if we were to renew our agreement with Samsung, our revenue could be adversely impacted by recalls or poorly performing mobile devices.
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
We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future, and we are currently in litigation against Samsung and Motorola for patent infringement and we recently settled our litigation with Apple and Fitbit. We may need to continue to initiate legal proceedings in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights has, and may in the future result in material amounts of legal expenses and risk, could lead to counterclaims and adverse rulings affecting our patents, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.
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
We currently have sales personnel in Japan, Korea, and China. International revenues accounted for approximately 18% of our total revenue for the nine months ended September 30, 2018. International operations are subject to a number of difficulties, risks, and special costs, including:
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
We had an accumulated deficit of approximately $95 million as of September 30, 2018, and may not return to consistent profitability in the future.
As of September 30, 2018, we had an accumulated deficit of approximately $95 million. We need to generate significant ongoing revenue to return to consistent profitability. We will continue to incur expenses as we:
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
The product development process for automobiles is very lengthy, sometimes longer than four years. We may not earn royalty revenue on our automotive device technologies unless and until products featuring our technologies are commercially available on the market, which may not occur until several years after we enter into an agreement with a manufacturer or a supplier to a manufacturer. Throughout the product development process, we face the risk that a manufacturer or supplier may delay the incorporation of, or choose not to incorporate, our technologies into its products, making it difficult for us to predict the royalties we may receive, if any. After the product launches, our royalties still depend on market acceptance of the vehicle, or the option packages if our technology is an option (for example, a navigation unit), which is likely to be determined by many factors beyond our control.
We have little or no control or influence on our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies, upon which we generate royalty revenue.
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the nine months ended September 30, 2018, substantially all of our total revenues were royalty and license revenues, as compared to 98% for the same period in 2017. We do not control or influence the design, manufacture, quality control, promotion, distribution, or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance, or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not ship products incorporating our touch-enabling technologies in a timely fashion or fail to achieve strong sales, our revenues will not grow and could decline.
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
We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel. In addition, our current Chief Executive Officer is interim and we need to recruit and retain a permanent replacement. Competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of, if, how, and when we collect royalties on new design contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Additionally, our compensation packages need to be competitive in the Silicon Valley where the stock component of compensation is an important factor that candidates and employees consider. Some of our executive officers and key employees hold stock options with exercise prices that may be above the current market price of our common stock or that are largely vested. Each of these factors may impair our ability to retain the services of our executive officers and key employees.
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

ITEM 6. EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1 **	Letter Agreement between Tom Lacey and Board of Directors dated August 21, 2018	8-K	001-38334	99.1	August 22, 2018
31.1	Certification of Tom Lacey, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Tom Lacey, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

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
Date: November 2, 2018

IMMERSION CORPORATION

By	/s/ Nancy Erba
Nancy Erba
Chief Financial Officer and Principal Accounting Officer