Form 10-Q/A
period 2018-09-30
IMMERSION CORP
filed 2018-11-06
CIK 1058811

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock outstanding at October 26, 2018: 30,803,244.

EXPLANATORY NOTE
Immersion Corporation (the “Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, originally filed with the U.S. Securities and Exchange Commission on November 2, 2018 (the "Original Filing"). This Amendment is solely to correct an error on the cover page of the Original Filing which stated that we had 37,529,629 shares of Common Stock outstanding as of October 26, 2018. This number incorrectly included both the shares of Common Stock outstanding and shares of Common Stock held in treasury that were issued but not outstanding as of October 26, 2018. The correct number of shares of Common Stock outstanding as of October 26, 2018 was 30,803,244 shares, as reflected on the cover page of this Amendment.
In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our Interim Chief Executive Officer and Chief Financial Officer.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

Table of Contents

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

Table of Contents

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 5, 2018

IMMERSION CORPORATION

By	/s/ Nancy Erba
Nancy Erba
Chief Financial Officer and Principal Accounting Officer

4