Form 10-K
period 2018-12-31
IMMERSION CORP
filed 2019-02-27
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 000-38334
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

Large accelerated filer [ ]	Accelerated filer [x]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging Growth Company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]  No [x]
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $284,594,233 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person whom owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding at February 20, 2019 is 30,854,570.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2019 Annual Meeting are incorporated by reference into Part III hereof.

IMMERSION CORPORATION
2018 FORM 10-K ANNUAL REPORT

Forward-looking Statements
In addition to historical information this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those described elsewhere in this report, and those described in our other reports filed with the Securities and Exchange Commission (“SEC”). We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

PART I
Item 1.   Business
Overview
Immersion Corporation (“Immersion”) is a premier licensing company focused on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. We are the leading experts in haptics and our focus on innovation allows us to deliver world-class intellectual property ("IP") and technology that enables the creation of products that delight end users. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized. Our primary business is currently in the mobility, gaming, and automotive markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including entertainment, social content, virtual and augmented reality, wearables, as well as residential, commercial, and industrial Internet of Things ("IoT"). In recent years, we have seen a trend towards broad market adoption of haptic technology, and estimate our technology is now in more than 3 billion devices worldwide. As other companies follow our leadership in recognizing how important tactile feedback can be in people's digital lives, we expect the opportunity to license our IP and technologies will continue to expand.
We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. In 2018, we and our wholly-owned subsidiaries increased our issued or pending patents by 600 to more than 3,400 patents worldwide as of December 31, 2018. Our patents cover a wide range of digital technologies and include many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.
We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

Our Business Strategy
Our goal is to continue to be the technology and market leader in haptics and drive the adoption of our touch technology across markets and applications to improve user experiences in the digital realm. Our strategy is founded upon the ability to:
Innovate: Develop and patent our innovative technology to provide haptics in mobile, gaming, automotive, wearable, virtual and augmented reality, and other products and services to transform user experiences with unique and customizable tactile effects.
Drive Adoption: Communicate the advantages of our patented innovations and technologies to the relevant customers in target end markets and encourage their adoption through demonstrations and incorporation in the offerings of world-class companies.
Monetize: License our technology to customers for use in the creation, distribution and playback of high-quality haptic experiences in various products, services and markets.
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
Confirmation: Today’s touchscreens, touch pads, and other touch surfaces can lack the physical feedback that is provided by mechanical keyboards, buttons, and switches and that we need to fully understand the context of our interactions. By providing users with intuitive and unmistakable tactile confirmation as they push virtual buttons and scroll through lists, haptics can instill confidence, increase input speed, reduce errors and help improve safety. This is especially important in environments that involve distractions, such as automotive and commercial applications, where audio or visual confirmation is insufficient.
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

Our Offerings
We provide enabling technology, IP and haptic expertise to our customers through a variety of different offerings, including technology licenses, patent licenses, and combined licenses that cover both technology and patents. In most cases, our technology licenses include services, design tools, reference designs, and software development kits (“SDKs”), as well as licenses to our patents to the extent necessary to implement the licensed software, with the specific rights and restrictions to the applicable patents described in the license agreements. When we offer patent licenses, we provide the customer with a defined right to use our patented innovations in its own products by allowing it to use specified aspects of our broad international patent portfolio, subject to limitations by specific field of use and other restrictions. In certain cases, we also provide our patent licensees with enablement tools such as reference designs and prototypes, technical and design services as well as other assistance and support.
Our agreements are typically structured with fixed, variable or a mix of fixed and variable royalty and/or license payments over certain defined periods, as well as, in certain cases, fees for support or other services.
Technology Offerings
We generally license our technology as part of Immersion TouchSense-branded offerings that are intended to address the needs of our target markets. Our TouchSense offerings include haptic creation, deployment and playback software, SDKs, developer and enablement tools and documentation, technical and design and support services.
Targeted at manufacturers of mobile devices, wearables, gaming consoles/peripherals, automotive experiences, consumer electronics and their suppliers, our haptic reference implementations and reference designs consist of solutions enabling the design of tactile effects used in device interfaces and applications, and enhancing the playback of haptic content. Our offerings consist of design tools, application programming interfaces ("APIs"), reference designs, and firmware enabling the easy addition of new, customized haptic experiences to branded devices and other products.
Our SDKs are targeted at content and application developers and platforms, and consist of design tools, integration software and effect libraries that allow for the design, encoding and playback of tactile effects in content. The SDKs offer high-fidelity tactile effects to augment and enhance content, while ensuring quality playback within consumer devices.
Patent Licenses
Through more than 25 years of innovative research, development and business activity, we have built a far-reaching and deep portfolio of patents covering many of the foundational aspects and commercial applications of haptic technology. We have implemented formal policies and procedures governing how we create, protect and maintain our IP assets, and devote substantial resources to ensure that our IP coverage of the haptic landscape is as comprehensive as possible. Our growing portfolio now includes more than 3,400 worldwide issued or pending patents, which support our TouchSense offerings, protect our business activities and prospects, and represent an important independent licensing and revenue channel for us. We believe that our IP is relevant to many of the most important ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques, to name a few.
Haptic Expertise
We frequently offer our expertise to licensees to help them design and integrate touch effects into their products. This expertise includes engineering and integration services, design kits for prototyping, authoring tools, and APIs.
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
Authoring Tools: In addition to TouchSense Haptic Development Kits, we license authoring tools that enable haptic designers and software developers in other markets, such as console gaming, to quickly design and incorporate customized touch feedback into their applications. Authoring tools allow designers to create, modify, experience, and save or restore haptic effects for a haptically enabled device.
Application Programming Interfaces: Our APIs provide haptic-effect generation capability. This allows designers and software programmers to focus on adding haptic effects to their applications instead of struggling with the mechanics of programming real-time algorithms and handling communications between computers and devices. Some of our haptic APIs are device independent (for example, they work with scroll wheels, rotary knobs, 2D joysticks, and other devices) to allow flexibility and reusability, and others are crafted to meet the needs of a particular customer or industry.
Platform Independent Solutions: Our software driver and API technologies have been designed to be easily ported to a variety of operating systems including Android, Tizen, Linux, and Windows.
Markets
Mobile Communications, Wearables, and Consumer Electronics: We offer TouchSense Lite and TouchSense Premium patent licenses, as well as haptic expertise, to OEMs in the mobile device, wearables, and consumer electronics markets. In addition, certain of our integrated circuit partners preload their integrated circuits with certain of our less fully-featured TouchSense software and offer these integrated circuits to OEMs in the mobile device market.
Our licensees currently include some of the top makers of mobile devices in the world, including Apple, LG Electronics, Google, Fujitsu, Sony, and Panasonic, as well as integrated circuit manufacturers such as Texas Instruments.
For the years ended December 31, 2018, 2017, and 2016, 81%, 49%, and 57%, respectively, of our total revenues were generated from OEMs and integrated circuit customers in the mobile communications market.
Automotive: We offer patent licenses and assistance such as reference designs, prototypes and enablement services to automotive makers and suppliers. Our current licensees include ALPS Electric Co., Continental, Marquardt, Bosch, Preh, Panasonic Automotive Systems, SMK Corporation, and Tokai Rika.
For the years ended December 31, 2018, 2017, and 2016, 13%, 15%, and 7%, respectively, of our total revenues were from automotive customers.
Console and PC Gaming: We have licensed our patents directly to Microsoft and Nintendo for use in their console gaming products. Additionally, we have licensed our patents to third party gaming peripheral manufacturers and distributors for use in spinning mass and force feedback devices such as controllers, steering wheels and joysticks, to be used with PC platforms running on Microsoft Windows and other operating systems, as well as in connection with video game consoles made by Microsoft, Sony, Nintendo and others. Our gaming licensees include Bensussen Deutsch & Associates, Guillemot, Logitech, Microsoft, and Razer.
For the years ended December 31, 2018, 2017, and 2016, 5%, 30%, and 24%, respectively, of our total revenues were generated from customers in the PC and console gaming markets.

Medical: We offer patent licenses to the medical market. Our current licensees include CAE Healthcare, Laerdal Medical A/S, and Transenterix.
For the years ended December 31, 2018, 2017, and 2016, 1%, 6%, and 12%, respectively, of our total revenues were from medical customers.
Sales
Our sales are seasonal. Seasonal fluctuations have impacted our overall revenue trends in the past.
We employ a consolidated direct sales force in the United States and Asia to license our software and patents across our target markets and augment that sales force via partnerships and licensing agreements with component suppliers and system integrators.
Additional information about significant customers is incorporated herein by reference to Note 16 of our consolidated financial statements and related financial information in Item 8. Financial Statements and Supplementary Data.
Competition
Our biggest source of competition derives from decisions made by internal design groups at our OEM, haptic integrated circuit manufacturers, and other customers, as well as potential customers. We expect that these internal design groups will continue to make choices regarding whether to implement haptics or not, as well as the extent of their haptic investment and whether to develop their own haptic solutions.
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

Research and Development
Our success depends on our ability to continue to invent and improve our technologies in a timely manner; to design and develop software to meet specifications based on research and our understanding of customer needs and expectations; to offer tools and technology that enable high-quality, end-to-end haptic experiences, from the time of creation to the time of playback; and to collaborate with our licensees who are integrating our technologies into theirs.
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
Research: We have multi-disciplinary expertise in usability and multimodal user interface design, actuator design, sensors, integration, material science, real-time simulation algorithms, control, and software development. Our research team works with existing and potential partners to help them assess and prove the value of haptics in their field of interest, creating main competitive differentiator and value-added solutions. This team continues to generate patents that strengthen our IP position.
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
As of December 31, 2018, we and our wholly owned subsidiaries had over 3,400 currently issued or pending patents worldwide that cover various aspects of our technologies. The duration of our issued patents is determined by the laws of the country of issuance and for the United States is typically 17 years from the date of issuance of the patent or 20 years from the date of filing of the patent application resulting in the patent. Some of our U.S. patents began expiring in 2007.

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

Employees
As of December 31, 2018, following a restructure of certain of our operations, we had 64 full-time employees.

Executive Officers
The following table sets forth information regarding our executive officers as of February 20, 2019.

Name	Position with the Company	Age
Ramzi Haidamus	Chief Executive Officer	54
Nancy Erba	Chief Financial Officer	52
Anne Marie Peters	General Counsel and Senior Vice President IP Licensing and Legal Affairs	48
Ramzi Haidamus was named our President and Chief Executive Officer in January 2019. He also serves as a member of the Board. Mr. Haidamus has substantial leadership, strategic planning and business development experience in technology and IP monetization. Previously, he was president of Nokia Technologies group from 2014 to 2016, where he led the growth of the existing patent licensing division and the formation of its digital media, digital health and brand licensing divisions. From 1996 to 2014, Mr. Haidamus held numerous positions at Dolby Laboratories, Inc. From 2002 to 2006, he was also the founder, CEO, and President of Via Licensing Corp., a patent pool licensor. From 2017 to January 2019, he served as Chairman of the

Advisory Board of UKL Tech Hub Accelerator, and in 2018, he served as a member of the Advisory Board of Keyssa, a secure high-speed data transfer developer. Mr. Haidamus is a member of the Academy of Motion Picture Arts and Sciences, a member on the investment committee of Berytech, a Lebanese venture capital firm and a member of the Board of Trustees of World Affairs Council, a non-profit, nonpartisan forum for the public to join leading foreign policy and international relations experts to discuss and debate global issue. He received a B.S. and M.S. in Electrical Engineering from University of the Pacific.
Nancy Erba joined as our Chief Financial Officer in September 2016. Prior to joining us, Ms. Erba was Vice President, Financial Planning and Analysis of Seagate Technology from February 2015 to October 2015. Prior executive roles at Seagate Technology, a data storage company, include Division CFO and Vice President of Finance, for Strategic Growth Initiatives from 2013 to 2015, Vice President, Business Operations and Planning from 2009 to 2013, Division CFO and Vice President of Finance of the Consumer Solutions Division from 2008 to 2009 and Vice President, Corporate Development from 2006 to 2008. Ms. Erba holds a B.A. in Mathematics from Smith College and a M.B.A. from Baylor University.
Anne Marie Peters joined us in 2008 serving as General Counsel and Corporate Secretary. In July 2016, Ms. Peters’ role was expanded to include leading our patent licensing portion of our business. From 1998 to 2008, Ms. Peters was an associate, and then corporate partner, at Morrison & Foerster LLP. Prior to practicing law, Ms. Peters held positions in the diagnostic manufacturing field at Chiron Corporation a biotechnology company that was acquired by Novartis International AG. Ms. Peters holds a B.A. in Molecular and Cell Biology from the University of California, Berkeley, a M.B.A. from the Graduate School of Management at the University of California, Davis, and a J.D. degree from the University of California, Davis School of Law.

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
Company Risks
If we are unable to enter into new and renewed licensing arrangements with our existing licensees and with additional third parties for our touch-enabling technologies, our royalty and license revenue may not grow and could decline.
Our revenue growth is largely dependent on our ability to enter into new and renew existing licensing arrangements. Our failure to enter into new or renewed licensing arrangements will cause our operating results to suffer. We also face numerous risks in obtaining new or renewed licenses on terms consistent with our business objectives and in maintaining, expanding, and supporting our relationships with our current licensees. These risks include:
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
•difficulties in entering into or renewing gaming licenses if video game console makers choose not to license third parties to make peripherals for their new consoles, if video game console makers no longer require peripherals to play video games, if video game console makers no longer utilize technology in the peripherals that are covered by our patents or if the overall market for video game consoles deteriorates substantially;
•the competition we may face from third parties, including the internal design teams of existing and potential licensees;
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
Further, with the adoption of the new revenue standard, Accounting Standard Codification ("ASC") 606, Revenue from Contracts with Customers, ("ASC 606"), effective January 1, 2018, we recognize a substantial portion of revenue from our fixed license fee contracts up front, with the remainder recognized over time, which relates to our future performance obligations to be transferred during the contract term. Previously, our fixed license fee revenue was typically recognized ratably over time in accordance with revenue recognition guidance under ASC 605, Revenue Recognition ("ASC 605"). This change in accounting policy provides less predictability in our revenue when compared to historical periods.
A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.
One customer, Apple Inc., accounted for 69% of our total revenues for the year ended December 31, 2018, as compared to the year ended December 31, 2017 where three customers accounted for 20%, 18% and 11% of our total revenues, and to the year ended December 31, 2016 where Samsung Electronics ("Samsung") accounted for 60% of our total revenues. Additionally, in the quarter ended September 30, 2016, we entered into an additional amendment to our License Agreement with Samsung pursuant to which we agreed to permit Samsung to exercise its rights to continue to sell products that were licensed under the agreement as of December 31, 2015 for the life of such products in exchange for $19 million. We have not entered into a renewal agreement with Samsung for any products released after December 31, 2015 and on August 3, 2017, we filed a patent infringement suit against Samsung in the U.S. District Court in the Eastern District of Texas. See Part I, Item 3, "Legal Proceedings". Because we have not renewed our agreement with Samsung, there is no assurance that Samsung will continue to generate similar revenue in any future period.
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
Our current or any future litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices are expensive, disruptive and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.
We have been in the past and are currently a party to various legal proceedings with companies that have significantly greater financial resources than us to enforce or defend our intellectual property rights and to defend our licensing practices. For example, on August 3, 2017, we initiated patent infringement litigation against Samsung and Motorola claiming that they are infringing five of our U.S. patents. On March 8, 2018, we added an additional U.S. patent to the litigation against Samsung, and on February 25, 2019, we initiated patent infringement litigation against Samsung Electronics GmbH in Germany alleging that certain Samsung touchscreen phones infringe one of our German patents. Due to the inherent uncertainties of litigation and administrative proceedings, we cannot accurately predict how these proceedings will ultimately be resolved. We anticipate that currently pending or any future legal proceedings will continue to be costly, given the significant resources available to our current adverse parties, and that future legal proceedings will result in additional legal expenses, resulting in the decrease of cash available for other parts of our business, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with the legal proceedings. Although protecting our intellectual property is a fundamental part of our business, at times, our legal proceedings have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions and other aspects of our business. As a result, until such time as it is resolved or concluded, litigation, arbitration and administrative proceedings could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Part I, Item 3, “Legal Proceedings.”
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
In addition, our patents will continue to expire according to their terms which may have an adverse effect on our business. For example, certain of our U.S. gaming patents expired in 2015, and as a result, Sony has ceased paying royalties for sales. Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations or cash flows. In addition, we also rely on licenses, confidentiality agreements, other contractual agreements, and copyright, trademark, and trade secret laws to establish and protect our proprietary rights. It is possible that:
•laws and contractual restrictions may not be sufficient to prevent misappropriation of our technologies or deter others from developing similar technologies; and

•policing unauthorized use of our patented technologies, trademarks, and other proprietary rights would be difficult, expensive, and time-consuming, within and particularly outside of the United States.
We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future, and we are currently in litigation against Samsung and Motorola for patent infringement. We may need to continue to initiate legal proceedings in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights has, and may in the future result in substantial legal expenses and risk, could lead to counterclaims and adverse rulings affecting our patents, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.
Potential patent and litigation reform legislation, potential United States Patent and Trademark Office ("USPTO") and international patent rule changes, potential legislation affecting mechanisms for patent enforcement and available remedies, and potential changes to the intellectual property rights policies of worldwide standards bodies, as well as rulings in legal proceedings may affect our investments in research and development and our strategies for patent prosecution, licensing and enforcement and could have a material adverse effect on our licensing business as well as our business as a whole.
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
Similarly, legislation designed to reduce the jurisdiction and remedial authority of the United States International Trade Commission (the “USITC”) has periodically been introduced in Congress. Any potential changes in the law, the IP rights policies of standards bodies or other developments that reduce the number of forums available or the type of relief available in such forums (such as injunctive relief), restrict permissible licensing practices (such as our ability to license on a worldwide portfolio basis) or that otherwise cause us to seek alternative forums (such as arbitration or state court), would make it more difficult for us to enforce our patents, whether in adversarial proceedings or in negotiations.  Because we have historically depended on the availability of certain forms of legal process to enforce our patents and obtain fair and adequate compensation for our investments in research and development and the unauthorized use of our intellectual property, developments that undermine our ability to do so could have a negative impact on future licensing efforts.
Rulings in our legal proceedings as well as those of third parties may affect our strategies for patent prosecution, licensing and enforcement.  For example, in recent years, the USITC and U.S. courts, including the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit, have taken some actions that have been viewed as unfavorable to patentees. Decisions that occur in U.S. or in international forums may change the law applicable to various patent law issues, such as, for example, patentability, validity, patent exhaustion, patent misuse, remedies, permissible licensing practices, claim construction, and damages, in ways that are detrimental to the abilities of patentees to enforce patents and obtain damages awards.
We continue to monitor and evaluate our strategies for prosecution, licensing and enforcement with regard to these developments; however, any resulting change in such strategies may have a material adverse effect on our business and financial condition.
If companies choose to implement haptics without our software or a license to our patents, we could have to expend significant resources to enforce or defend our intellectual property rights and to defend our licensing practices which may have a negative impact on our financial results.
As a small company, we may not have the resources to reach every company who is introducing or planning to introduce haptics into the market. In addition, as a small company, we have limited engineering resources that may make it difficult to support every type of haptic implementation with our software offerings or to introduce new technologies in a timely manner. In the instances where a potential customer is not using our software but implements unlicensed haptic capability, we may need to seek to enforce our intellectual property. If the customer is unwilling to enter into a license agreement, we may elect to pursue litigation which would harm our relationship with the potential customer and could harm our relationships with other licensees or our ability to gain new customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may, as a result of such litigation, choose not to adopt our technologies. In addition, these legal proceedings could be very expensive and could have a negative impact on our financial results.
We also license our software and/or patents to semiconductor manufacturers who incorporate our technologies into their integrated circuits for use in certain electronic devices. While our relationships with these semiconductor manufacturers increase our distribution channels by leveraging their sales channels, this could introduce confusion into our licensing model which has traditionally been focused on licensing the OEM. In the event that the semiconductor manufacturers do not recognize the need to license our technologies or in the event we do not correctly structure our licensing programs to avoid patent exhaustion or implied licenses, we could negatively impact our business and financial results.

We had an accumulated deficit of $99 million as of December 31, 2018 and may not return to consistent profitability in the future.
As of December 31, 2018, we had an accumulated deficit of $99 million. We need to generate significant ongoing revenues to return to consistent profitability. We will continue to incur expenses as we:
•incur costs related to litigation;
•increase our sales and marketing efforts;
•engage in research and develop our technologies; and
•protect and enforce our IP.
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
We have experienced turnover in our senior management.  Our Chief Executive Officer recently joined us in January 2019. This lack of management continuity and turnover amongst our employees, which we have experienced recently, could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships, and could make recruiting for future management positions more difficult. We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel.   We must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business. Additionally, competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of, if, how, and when we collect royalties on new contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Additionally, our compensation packages need to be competitive in the Silicon Valley where the stock component of compensation is an important factor that candidates and employees consider. Some of our executive officers and key employees hold stock options with exercise prices that may be above the current market price of our common stock or that are largely vested. Each of these factors may impair our ability to retain the services of our executive officers and key employees.
If we do not achieve increased tax benefits as a result of our 2015 corporate reorganization, our financial condition and operating results could be adversely affected.
We completed a reorganization of our corporate organization in 2015. The purpose of this reorganization was to more closely align our corporate structure with the international nature of our business activities. This corporate reorganization activity is anticipated to allow us to reduce our overall effective tax rate through changes in how we develop and use our intellectual property and the structure of our international sales operations, including by entering into transfer-pricing arrangements that establish transfer prices for our intercompany transactions.
There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the restructuring or the tax position that we take. From time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities as a result of its determination that withholding taxes should have been withheld from certain payments made from Samsung to Immersion Software Limited. On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. Samsung is requesting that we pay them the amount of KRW 7,841,324,165 (approximately $6.3 million) plus interest from and after May 2, 2017 plus the cost of the arbitration, including legal fees. We deny liability and have asked the International Chamber of Commerce to postpone the arbitration until the tax appeal is resolved. The arbitration panel conducted a hearing on the matter and a draft award has been submitted by the arbitral tribunal to the International Court of Arbitration of the International Chamber of Commerce. The Secretariat of the International Chamber of Commerce has set the deadline for rendering the final award to February 28, 2019.
In addition, on October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. On November 3, 2017, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes.
In the event that it is determined that we are obligated to indemnify Samsung and/or LGE for such withholding taxes imposed by the Korean tax authorities, we would incur significant expenses. In addition, future changes to U.S. or non-U.S. tax laws, including legislation to reform U.S. or other countries' taxation of international business activities, could negatively impact the anticipated tax benefits of the reorganization.
Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the reorganization of our corporate organization and applicable tax provisions, as well as on our achieving our forecasted revenue growth rates. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure (for sample, changes currently anticipated arising from the agreement recently reached by the Competent Authorities of Ireland and Malta) , or we do not operate our business consistent with the intended reorganization and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the reorganization and our future operating results and financial condition may be negatively impacted.
The terms in our agreements may be construed by our licensees in a manner that is inconsistent with the rights that we have granted to other licensees or in a manner that may require us to incur substantial costs to resolve conflicts over license terms.
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
Due to the continuing evolution of market sectors, product categories, and business models, and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may interpret License Provisions in their agreements in a way that is different from our interpretation of such License Provisions, or in a way that is in conflict with the rights that we have granted to other licensees. Such interpretations by our licensees may lead to claims that we have granted rights to one licensee that are inconsistent with the rights that we have granted to another licensee or that create a dispute as to which products are covered by the license and subject to a royalty payment. Many of our customers report royalties to us based on their shipments or their revenues and their interpretation and allocation of contracted royalty rates. It is possible that the originally reported royalties could differ materially from those determined by either a customer self-reported correction or from an audit we have performed. These interpretations may also cause disagreements arising during customer audits, may lead to claims or litigation, and may have an adverse effect on the results of our operations. Further, although our agreements generally give us the right to audit books and records of our licensees, audits can be expensive, time consuming, and may not be cost justified based on our understanding of our licensees’ businesses. Pursuant to our license compliance program, we audit certain licensees to review the accuracy of the information contained in their royalty reports in an effort to decrease the risk of our not receiving royalty revenues to which we are entitled, but we cannot give assurances that such audits will be effective.
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
We currently have sales personnel in Japan, Korea, and China. International revenues accounted for approximately 23% of our total revenues in 2018. International operations are subject to a number of difficulties, risks, and special costs, including:
•compliance with multiple, conflicting and changing governmental laws and regulations;
•laws and business practices favoring local competitors;
•foreign exchange and currency risks;
•changing import and export restrictions, duties, tariffs, quotas and other barriers;
•difficulties staffing and managing foreign operations;
•difficulties and expense in establishing and enforcing IP rights internationally;

•business risks, including fluctuations in demand for our technologies and products and the cost and effort to conduct international operations and travel abroad to promote international distribution and overall global economic conditions;
•multiple conflicting and changing tax laws and regulations;
•political and economic instability; and
•the possibility of an outbreak of hostilities or unrest in markets where major customers are located, including Korea.
Our international operations could also increase our exposure to international laws and regulations, which are subject to change. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation, differing or inconsistent government interpretation, and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business internationally. Our international operations could also increase our exposure to complex international tax rules and regulations. Changes in, or interpretations of, tax rules and regulations may adversely affect our income tax provision. In addition, our operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments by our employees, vendors, or agents.
We may not be able to continue to derive significant revenues from makers of peripherals for popular video gaming platforms.
A significant portion of our gaming royalty revenues comes from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from Microsoft, Sony, and Nintendo. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or somehow restrict or impede the ability of third parties to make touch-enabling peripherals, it could lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the video game industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our software or IP in connection with gaming on such mobile or other platforms. Although we have a significant software and IP position with respect to VR peripherals and systems, the market may not become large enough to generate material revenues. Finally, as some of our litigated patents have expired related to video game peripherals, our gaming royalty revenues will likely decline until we are successful in proving the relevance of our IP for this market.
Because we have a fixed payment license with Microsoft, our royalty revenue from licensing in the gaming market and other consumer markets has previously declined and may further do so if Microsoft increases its volume of sales of touch-enabled products at the expense of our other licensees.
Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license (including sublicense rights) to our worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by our patents. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft, including with respect to Microsoft’s Xbox One gaming product or any other haptic-related product. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile devices, tablets, personal computers, and VR and AR. Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than some of our other licensees. In the event that Microsoft increases its share of these markets, our royalty revenue from other licensees in these market segments may decline.
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
A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. For the years ended December 31, 2018, substantially all of our total revenues were royalty and license revenues, as compared to 97% and 98% for the years ended December 31, 2017 and 2016, respectively. We do not control or influence the design, manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not timely ship products incorporating our touch-enabling technologies or fail to achieve strong sales, our revenues will not grow and could decline.
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
Attempts by others to gain unauthorized access to our information technology systems, computer malware and cyber attacks have become more prevalent and sophisticated. These threats and attempts, which might be related to industrial or other espionage, include covertly introducing malware such as viruses, worms and other malicious software programs to our computers and networks and impersonating authorized users, among others. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate protective measures. We might be unaware of an incident or its magnitude and effects. These attacks may create system disruptions or cause shutdowns, theft, unauthorized use or publication of our intellectual property and/or confidential business information, which could harm our competitive position and reputation, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any future security breach results in inappropriate disclosure of our customers' confidential information, we may incur liability.
In addition, our business involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, regulatory inquiries or actions, and possible liability. Our security measures or those of third parties involved in the storage or transfer of data may be breached as a result of third-party action, employee error, malfeasance or otherwise, during data transfers, and could result in someone obtaining unauthorized access to our data or our customers’ data. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third party technology providers, to access their customer data. Because we do not control the transmissions between our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach or perceived security breach could result in a loss of confidence in the security of our service, damage our reputation, lead to legal liability and negatively impact our future sales.
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
Any failure to provide high quality and reliable technologies, whether caused by our own failure or failures of our suppliers or customers, could damage our reputation and reduce demand for our technologies. Our technologies have in the past contained, and may in the future contain, undetected errors or defects. These errors or defects may increase as our technologies are introduced into new devices, markets and applications, including the automotive market, or as new versions are released. Some errors in our technologies may only be discovered after a customer’s product incorporating our technologies has been shipped to customers. Undiscovered vulnerabilities in our technologies or products could expose our customers to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attached our products or technologies. Any errors or defects discovered in our technologies after commercial release could result in product recalls, loss of revenue, loss of customers, and increased service and warranty costs, any of which could adversely affect our business.
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
•the timing and recognition of payments under fixed and/or up-front fee license agreements, as well as other multi-element arrangements;
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
From time to time, financial and accounting standard setters such as the Financial Accounting Standards Board ("FASB") and the SEC change certain guidance governing the form and content of registrants’ external financial statements, or update their previous interpretations with regard to the application of certain General Accepted Accounting Principles ("GAAP"). Such change in GAAP or their interpretation can have a significant effect on our reported financial condition and/or results of operations. If applicable to us, we would be required to apply a new or revised guidance, which may result in retrospective adjustments to our financial statements, and change the way we account for certain transaction than under the existing guidance. Changes in GAAP and reporting standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and consequently affect our reported financial condition or results of operations.
For example, on January 1, 2018, we adopted the new revenue standard ASC 606. The adoption has affected our revenue recognition model for both fixed fee license revenue and per-unit royalty revenue derived from our new and existing contracts with licensees. Under the new standard, if a fixed fee license agreement contains both performance obligations to transfer rights to our patent portfolio as it exists when the contract is executed as well as rights to our patent portfolio as it evolves throughout the contract term, we are required to allocate the fixed fee between the two performance obligations which could result in the recognition of a substantial majority of the fixed fee as revenue upon the execution of the license agreement. Prior to the adoption, as a historical practice applied by many licensing companies, we recognized fixed license fees ratably over the contract term. In addition, our previous accounting practice was to recognize revenue from per-unit royalty agreements in the period in which the related royalty report was received from our licensees, generally one quarter in arrears from the period in which the underlying sales occurred (i.e. on a "quarter-lag"). Under ASC 606, we are required to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As we generally do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain contractual terms on our ability to estimate such amounts. As a result of accruing per-unit royalty revenue for the quarter based on estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. Such changes are expected to significantly affect our reported financial condition and/or results of operations, potentially causing the amount of revenue we recognize to vary dramatically from quarter to quarter, and even year to year, depending on the timing of entry into license agreements and whether such agreements have fixed-fee or per-unit royalty terms. In addition, these changes to our reporting practices and the resulting fluctuations in our reported revenue could cause a decline and/or fluctuations in the price of our common stock.
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
The stock market has experienced extreme volatility that often has been unrelated or disproportionate to the performance of particular companies. These market fluctuations may cause our stock price to decline regardless of our performance. The market price of our common stock has been, and in the future could be, significantly affected by factors such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; the acquisition or loss of customers; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; stock repurchase activity; changes in securities analysts’ recommendations; personnel changes; changing circumstances regarding competitors or their customers; governmental regulatory action or inaction; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; increased tariffs and international trade disputes; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors or management, including the following:
•our board of directors is classified into three classes of directors with staggered three-year terms which will be phased out over time through 2020;
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
We lease a facility in Montreal, Quebec, Canada of approximately 10,000 square feet, for our subsidiary, Immersion Canada Corporation. The facility is used for research and development and administration functions. The lease for this property expires in February 2024.
We also lease office space in Seocho-gu, Seoul, Korea; Shanghai, China; Tokyo, Japan; Mriehel, Birkirkara, Malta; and Dublin, Ireland.

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
U.S. Patent No. 8,659,571(the ’571 patent): “Interactivity Model for Shared Feedback on Mobile Devices”
On March 14, 2016, the ITC issued a Notice of Institution of Investigation stating that the ITC instituted an investigation to investigate our allegations of infringement with respect to the ’051, ’356, and ’571 patents and determine whether violations of section 337 of the Tariff Act of 1930 have occurred. The investigation bears the designation Inv. No. 337-TA-990 (“990 Investigation”). On April 6, 2016, the Chief Administrative Law Judge (“ALJ”) entered an order terminating Respondent AT&T from the investigation, based on the stipulation and joint motion of the parties to terminate AT&T in a manner that preserved our ability to obtain discovery and compliance with any relief the ITC may order. On April 4, 2016, Respondents Apple and AT&T Mobility served responses to the complaint denying the material allegations of the complaint and alleging affirmative defenses, including among others that the asserted patents are not infringed, invalid and unenforceable. Respondents also alleged that the ’356 patent is unenforceable for alleged inequitable conduct before the USPTO. We responded to the allegations of Respondents during the investigation on the procedural schedule set by the Chief ALJ.
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
On February 1, 2017, Respondents Apple and AT&T filed three motions for summary determination on certain issues in the Investigation. In particular, the motions requested that Chief ALJ determine:

•
that prosecution history estoppel precludes Immersion from asserting that the accused products and the technical domestic industry products satisfy certain limitations of the asserted patents under the doctrine of equivalents;

•
that (1) Respondents do not infringe claims 7 and 17 of the ’356 patent and claims 7, 11 and 15 of the ’051 patent; and (2) the Apple Watch products do not infringe the ’356 patent and Apple’s iPhone 6, 6 Plus and SE products do not infringe the ’051 patent; and

•	that claims 2-5, 10-12, and 15-17 of the ’507 patent are invalid under 35 U.S.C. § 112 for failing to comply with the written description requirement.
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
On March 15, 2018, the ITC issued a notice stating that the ITC has determined not to review the Chief ALJ’s decision granting the motion to terminate the investigation based on settlement. As a result of this decision and the underlying settlement agreement, the ITC proceedings have concluded.
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
On July 7, 2016, Apple filed in the USPTO a petition for inter partes review ("IPR")of the ’051 patent. The petition bears Case No. IPR2016-01371. The petition challenged the patentability of certain claims of the ’051 patent in light of alleged prior art references. On October 13, 2016, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’051 patent. On January 11, 2017, the Patent Trial and Appeal Board (“PTAB”) issued a decision denying the Petition and declining to institute the IPR. On February 10, 2017, Apple submitted in the USPTO a second IPR petition challenging the patentability of certain claims of the ’051 patent in light of alleged prior art references. This Petition bears Case No. IPR2017-00887. We filed our Patent Owner’s Preliminary Response in this IPR on May 30, 2017. On August 25, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On July 7, 2016, Apple filed in the USPTO a petition for IPR of the ’571 patent. The petition bears Case No. IPR2016-01372. The petition challenged the patentability of certain claims of the ’571 patent in light of alleged prior art references. On October 13, 2016, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’571 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The PTAB’s decision also declined to institute the IPR as to certain claims of the ’571 patent. The PTAB set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner’s Response to the IPR. Apple filed its Reply to the Patent Owner’s Response on August 4, 2017. On August 31, 2017, we submitted a Motion for Observation regarding the testimony of Apple’s expert on cross-examination at deposition. Apple responded to these observations on September 5, 2017. On October 5, 2017, the PTAB conducted the Oral Hearing in this IPR. On January 10, 2018, the PTAB issued a Final Written Decision finding claims 1-4, 6, 23-26, and 28 of the ’571 patent unpatentable. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to vacate final decision and terminate proceeding in IPR2016-1372 in light of the settlement between the parties. On February 2, 2018, the PTAB denied the parties’ request to file such a motion. On March 14, 2018, Immersion filed with the USPTO and the U.S. Court of Appeal for the Federal Circuit notices of appeal from the PTAB’s final written decision in IPR2016-1372 for the ’571 patent. On March 27, 2018, Immersion filed in the Federal Circuit the required Certificates of Interest and Docketing Statements. Apple also filed in the Federal Circuit notices stating that it will not be participating in the appeals. On April 23, 2018, the USPTO filed the certified list of documents that comprise the record in IPR2016-1372. Our opening brief in the appeal was due on June 22, 2018. On May 10, 2018, we filed a motion seeking a 30-day extension to file the brief and the motion was granted on May 11, 2018. The USPTO entered a notice of intervention on April 25, 2018. On July 6, 2018 Immersion filed an unopposed motion to voluntarily dismiss its appeal. The Federal Circuit granted Immersion’s motion and dismissed the appeal on July 9, 2018. On or about February 12, 2017, Apple submitted in the USPTO a second IPR petition challenging the patentability of certain claims of the ’571 patent in light of alleged prior art references. This Petition bears Case No. IPR2017-00896.

We filed our Patent Owner’s Preliminary Response in this IPR on May 22, 2017. On August 17, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On July 8, 2016, Apple filed in the USPTO a petition for IPR of the ’356 patent. The petition bears Case No. IPR2016-01381. The petition challenged the patentability of certain claims of the ’356 patent in light of alleged prior art references. On October 12, 2016, we filed a Patent Owner's Preliminary Response responding to the petition’s challenges to patentability of claims of the ’356 patent. On January 11, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the Petition. The PTAB set a schedule of certain due dates in the IPR. On May 31, 2017, we submitted our Patent Owner’s Response to the IPR. Apple filed its Reply to the Patent Owner’s Response on July 28, 2017. On August 31, 2017, we submitted a Motion for Observation regarding the testimony of Apple’s expert on cross-examination at deposition. Apple responded to these observations on September 5, 2017. On October 5, 2017, the PTAB conducted the Oral Hearing in this IPR. On January 10, 2018, the PTAB issued a Final Written Decision finding claims 1-3, 5, 7, 9-13, 15, 17, 19-23, 25, and 26 of the ’356 patent unpatentable. On January 10, 2018, Apple submitted to the Chief ALJ in the ITC proceeding a Notice of Supplemental Authority Regarding the ’356 Patent to inform the Chief ALJ of the PTAB's decision in this IPR. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to vacate final decision and terminate proceeding in IPR2016-1381 in light of the settlement between the parties. On February 2, 2018, the PTAB denied the parties’ request to file such a motion. On March 14, 2018, Immersion filed with the USPTO and the U.S. Court of Appeal for the Federal Circuit notices of appeal from the PTAB's final written decision in IPR2016-1381 for the ’356 patent. On March 27, 2018, Immersion filed in the Federal Circuit the required Certificates of Interest and Docketing Statements. Apple also filed in the Federal Circuit notices stating that it will not be participating in the appeals. On April 23, 2018, the USPTO filed the certified list of documents that comprise the record in IPR2016-01381. Our opening brief in the appeal was due on June 22, 2018. On May 10, 2018, we filed a motion seeking a 30-day extension to file the brief and the motion was granted on May 11, 2018. The USPTO entered a notice of intervention on April 25, 2018. On July 6, 2018 Immersion filed an unopposed motion to voluntarily dismiss its appeal. The Federal Circuit granted Immersion’s motion and dismissed the appeal on July 9, 2018. On or about February 12, 2017, Apple submitted in the USPTO a second IPR petition challenging the patentability of certain claims of the ’356 patent in light of alleged prior art references. This IPR bears Case No. 2017-00897. We filed our Patent Owner’s Preliminary Response in this IPR on May 22, 2017. On August 17, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On August 12, 2016, Apple filed in the USPTO a petition for IPR of the ’710 patent. The petition bears Case No. IPR2016-01603. The petition challenged the patentability of certain claims of the ’710 patent in light of alleged prior art references. On November 28, 2016, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’710 patent. On February 23, 2017, the PTAB issued its decision instituting the IPR on certain grounds raised in the petition. The PTAB set a schedule of certain due dates in the IPR. On June 28, 2017, we submitted our Patent Owner’s Response in the IPR. Apple filed its Reply to the Patent Owner’s Response on August 24, 2017. On October 16, 2017, we submitted a Motion for Observation regarding testimony of Apple’s expert on cross-examination at deposition. On November 16, 2017, the PTAB conducted the Oral Hearing in this IPR. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to terminate IPR2016-1603 in light of the settlement between the parties. On February 2, 2018, the PTAB granted the request. On February 8, 2018, the parties filed a joint motion to terminate the IPR. The parties also requested confidential treatment of the settlement agreement. On February 12, 2018, the PTAB granted the parties’ joint motion to terminate the IPR as well as the parties’ joint request for confidential treatment of the settlement agreement. On or about May 4, 2017, Apple submitted in the USPTO a second IPR petition challenging the patentability of certain claims of the ’710 patent in light of alleged prior art references. This IPR bears Case No. 2017-01368. We filed our Patent Owner’s Preliminary Response on August 24, 2017. On November 7, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On September 12, 2016, Apple filed in the USPTO a petition for IPR of the ’507 patent. The petition bears Case No. IPR2016-01777. The petition challenged the patentability of certain claims of the ’507 patent in light of alleged prior art references. On December 27, 2016, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’507 patent. On March 23, 2017, the PTAB issued its decision denying the Petition and declining to institute the IPR. On May 9, 2017, Apple submitted in the USPTO a second IPR petition challenging the patentability of certain claims of the ’507 patent in light of alleged prior art references. This IPR bears Case No. 2017-01310. We filed our Patent Owner’s Preliminary Response on August 9, 2017. On November 2, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On September 23, 2016, Apple filed in the USPTO a petition for IPR of the ’260 patent. The petition bears Case No. IPR2016-01884. The petition challenged the patentability of certain claims of the ’260 patent in light of alleged prior art references. On January 4, 2017, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’260 patent. In response to a request of the Petitioner, the PTAB also authorized the parties to file Reply and Sur-Reply briefs on certain issues. Petitioner filed a Reply Brief on January 31, 2017. We filed our Patent Owner’s Sur-Reply brief on February 14, 2017. On April 3, 2017, the PTAB issued a decision instituting the IPR on certain grounds raised in the petition. The PTAB set a schedule of certain due dates in the IPR. On July 3, 2017, we submitted our Patent Owner’s Response in the IPR. Apple filed its Reply to the Patent Owner’s Response on October 10, 2017. The Oral Hearing took place on January 10, 2018. On

February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to terminate IPR2016-1884 in light of the settlement between the parties. On February 2, 2018, the PTAB granted the request. On February 8, 2018, the parties filed a joint motion to terminate the IPR. The parties also requested confidential treatment of the settlement agreement. On March 22, 2018, the PTAB issued a decision granting the joint motion to terminate. The PTAB also granted the joint motion to treat the underlying settlement agreement as confidential business information and kept separate from the rest of the file. On or about May 4, 2017, Apple submitted in the USPTO a second IPR petition challenging the patentability of certain claims of the ’260 patent in light of alleged prior art references. This IPR bears Case No. 2017-01369. We filed our Patent Owner’s Preliminary Response on August 24, 2017. On November 21, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
On September 29, 2016, Apple filed in the USPTO a petition for IPR of the ’488 patent. The petition bears Case No. IPR2016-01907. The petition challenged the patentability of certain claims of the ’488 patent in light of alleged prior art references. On January 5, 2017, we filed a Patent Owner’s Preliminary Response responding to the petition’s challenges to patentability of claims of the ’488 patent. In response to a request of the Petitioner, the PTAB authorized the parties to file Reply and Sur-Reply briefs. Petitioner filed a Reply Brief on January 31, 2017. We filed our patent owner’s Sur-Reply brief on February 14, 2017. On April 3, 2017, the PTAB issued a decision instituting the IPR on certain grounds raised in the petition. The Board set a schedule of certain due dates in the IPR. On July 3, 2017, we filed our Patent Owner’s Response in the IPR. Apple filed its Reply to the Patent Owner’s Response on October 10, 2017. The Oral Hearing took place on January 10, 2018. On February 1, 2018, the parties emailed the PTAB and requested authorization to file a joint motion to terminate IPR2016-1907 in light of the settlement between the parties. On February 2, 2018, the PTAB granted the request. On February 8, 2018, the parties filed a joint motion to terminate the IPR. The parties also requested confidential treatment of the settlement agreement. On March 22, 2018, the PTAB issued a decision granting the joint motion to terminate. The PTAB also granted the joint motion to treat the underlying settlement agreement as confidential business information and kept separate from the rest of the file. On or about May 4, 2017, Apple submitted in the USPTO a second IPR petition challenging the patentability of certain claims of the ’488 patent in light of alleged prior art references. This IPR bears Case No. 2017-01371. We filed our Patent Owner’s Preliminary Response on August 24, 2017. On November 21, 2017, the PTAB issued a decision denying Apple’s petition and declining to institute the second IPR.
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
On February 7, 2018, Fitbit filed in the USPTO two petitions for IPR the ’105 patent (Case Nos. IPR2018-00588 and IPR2018-00590); a petition for IPR of the ’299 patent (Case No. IPR2018-00591); and two petitions for IPR of the ’301 patent (Case Nos. IPR2018-00592 and IPR2018-00593). The last days for the Patent Trial and Appeal Board to decide whether to institute IPR are August 15, 23, and September 17, 2018, respectively. As discussed above, on July 8, 2018, we reached a global settlement with Fitbit, and on July 18, Fitbit requested permission to withdraw each of the petitions for IPR. On July 23, 2018 the Patent Trial and Appeal Board authorized the parties to file a Joint Motion to Dismiss the Petitions, a true copy of any agreement settling their dispute regarding the patents at issue, and a Joint Request that the Settlement Agreement be Treated as Business Confidential Information, pursuant to 37 C.F.R. § 317 and 37 C.F.R. § 42.74. On July 26, 2018 the parties jointly filed Motions to Terminate/Dismiss Petitions for each IPR and a Joint Request that the Settlement Agreement be Treated as Business Confidential Information, and on August 1, 2018, the Patent Trial and Appeal Board granted such motions and request.

Immersion Corporation vs. Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (C.A. No. 17-cv-572)
On August 3, 2017, we filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, “Samsung”) in the U.S. District Court for the Eastern District of Texas alleging that certain Samsung touchscreen phones, including those phones that Samsung had not commenced commercially producing, distributing and selling before January 1, 2016 (the “Accused Phones”), infringe certain of our patents that cover haptic feedback systems and methods. In the complaint, we are seeking to stop Samsung from further infringement as well as the recovery of damages. The complaints assert infringement by the Accused Phones of the following patents:
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

On March 8, 2018, we filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, “Samsung”) in the U.S. District Court for the Eastern District of Texas alleging that the Accused Phones infringe U.S. Patent No 8,619,051, entitled “Haptic Feedback System with Stored Effects,” which covers haptic feedback systems and methods.  In the complaint, we are seeking to stop Samsung from further infringement as well as the recovery of damages.
Samsung filed a response to the Complaint on April 20, 2018. On April 27, 2018, Samsung filed a motion to consolidate this case with the previously-filed case that we filed on August 3, 2017. On May 11, 2018, we filed an opposition to the motion to consolidate.  On June 8, 2018, the Court granted Samsung’s motion to consolidate this case with the previously-filed case. On July 10, 2018, the Court entered a new scheduling order for the consolidated cases, setting the claim construction hearing for October 9, 2018, and the first day of jury selection for May 6, 2019. On July 24, 2018, we filed an amended complaint in the consolidated cases. On September 4, 2018, the Court moved the first day of jury selection to May 13, 2019. On October 15, 2018, the Court issued its Claim Construction Memorandum and Order. The first day of jury selection is scheduled for May 13, 2019. On or about February 19, 2019, the parties agreed to a mediation conference for March 21, 2019.

Samsung Petitions for Inter Partes Review (USPTO)
On August 6, 2018, Samsung filed in the USPTO two petitions for IPR of the ’846 patent (Case Nos. IPR2018-01467 and IPR2018-01468). In each of the IPR petitions, Samsung asserts that certain claims of the ’846 patent are invalid over alleged prior art patents and publications. Immersion filed Patent Owner’s Preliminary Responses in IPR2018-01467 and in IPR2018-01468 on November 21, 2018. On February 20, 2019, the USPTO entered Decisions Granting Institution of IPR in Case Nos. IPR2018-01467 and IPR2018-01468, both concerning U.S. Patent No. 6,429,846. The USPTO also issued Scheduling Orders in both cases, scheduling the Patent Owner Responses for May 20, 2019, the hearing on both petitions for November 18, 2019, and the due date for the Final Written Decisions of February 20, 2020.
On August 6, 2018, Samsung filed in the USPTO two petitions for IPR of the ’720 patent (Case Nos. IPR2018-01469 and IPR2018-01470). In each of the IPR petitions, Samsung asserts that certain claims of the ’720 patent are invalid over alleged prior art patents and publications. Immersion filed Patent Owner’s Preliminary Responses in both IPR2018-01469 and IPR2018-01470 on December 10, 2018; and the last day for the PTAB to decide whether to institute such IPRs of the ’720 patent is March 10, 2019.
On August 6, 2018, Samsung filed in the USPTO a petition for IPR of the ’288 patent (Case No. IPR2018-01499). In the IPR petition, Samsung asserts that certain claims of the ’288 patent are invalid over alleged prior art patents and publications. Immersion filed a Patent Owner’s Preliminary Response on December 11, 2018; the last day for the PTAB to decide whether to institute such IPR of the ’288 patent is March 11, 2019.
On August 6, 2018, Samsung filed in the USPTO two petitions for IPR of the ’181 patent (Case Nos. IPR2018-01500 and IPR2018-01501). In each of the IPR petitions, Samsung asserts that certain claims of the ’181 patent are invalid over alleged prior art patents and publications. Immersion filed Patent Owner’s Preliminary Responses in both IPR2018-01500 and IPR2018-01501 on January 5, 2019; and the last day for the PTAB to decide whether to institute such IPRs of the ’181 patent is April 5, 2019.
On August 6, 2018, Samsung filed in the USPTO a petition for IPR of the ’332 patent (Case No. IPR2018-01502). In the IPR petition, Samsung asserts that certain claims of the ’332 patent are invalid over alleged prior art patents and publications. Immersion filed a Patent Owner’s Preliminary Response on January 5, 2019; and the last day for the PTAB to decide whether to institute such IPR of the ’332 patent is April 5, 2019.

Immersion Corporation vs. Motorola Mobility LLC and Motorola Mobility Holdings LLC
On August 3, 2017, we filed a complaint against Motorola Mobility LLC and Motorola Mobility Holdings LLC (collectively, “Motorola”) in the U.S. District Court for the District of Delaware alleging that certain Motorola touchscreen phones, including the Moto G4, Moto G4 Play, Moto G4 Plus, Moto G5, Moto G5 Plus, Moto Z, Moto Z Force and Moto Z Play (the “Motorola Accused Phones”), infringe certain of our patents that cover haptic feedback systems and methods. In the complaint, we are seeking to stop Motorola from further infringement as well as the recovery of damages. The complaints assert infringement by the Motorola Accused Phones of the following patents:
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
U.S. Patent No 9,323,332: “Force Feedback System Including Multi-Tasking Graphical Host Environment”
U.S. Patent No 7,982,720: “Haptic Feedback for Touchpads and Other Touch Controls”

U.S. Patent No 8,031,181: “Haptic Feedback for Touchpads and Other Touch Controls”
On September 25, 2017, Motorola filed its Answer to the Complaint.
On December 5, 2017, the Court issued a Scheduling Order setting the claim construction hearing for September 12, 2018, and the trial date for September 23, 2019. On November 18, 2018, the Court issued an oral order changing the trial date to October 7, 2019.
On February 5, 2018, the Court entered an order setting a mediation conference for August 7, 2018. The mediation conference was rescheduled to October 8, 2018 at the request of the parties. The mediation conference was conducted on October 8, 2018 as rescheduled, but did not result in a settlement. On October 25, 2018, the Court issued its Claim Construction Memorandum and Order.

Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited
On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. We filed an appeal with the Korea Administrative Court on February 15, 2019.
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities.  Samsung is requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. We deny liability, and asked the International Chamber of Commerce to postpone the arbitration until the tax appeal is resolved. The arbitration panel conducted an initial status conference on February 7, 2018. The International Chamber of Commerce denied our motion to postpone the arbitration, and on March 2, 2018, issued a Procedural Order setting the hearing date for July 23, 2018. We filed our Statement of Defense and Counterclaim on April 16, 2018. A short discovery phase followed, and each side produced documents in May. Samsung filed its Reply to our Statement of Defense on June 11, 2018, and we filed our Reply on June 25, 2018. The evidentiary hearing took place in Hawaii July 23-24, 2018. The parties submitted supplemental legal authorities on August 8, 2018, and submitted cost submissions on October 15, 2018. On August 15, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce extended the time for rendering the final award until October 31, 2018. On October 31, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce again extended the time for rendering the final award until November 30, 2018. On November 8, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce again extended the time for rendering the final award until December 31, 2018. On December 6, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce again extended the time for rendering the final award until January 31, 2019. On January 8, 2019, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce informed us that it had received on that day a draft award submitted by the arbitration tribunal, and that it would scrutinize the draft at one of its next sessions. On January 31, 2019, the International Chamber of Commerce reported to the parties that it had approved the draft award submitted by the arbitral tribunal, and would notify the award to the parties once the arbitral tribunal has considered the Court’s comments, finalized the award and signed it. Also on January 31, 2019, the Secretariat of the International Chamber of Commerce again extended the time for rendering the final award until February 28, 2019.
We believe that there are valid defenses to all of the claims from the Korean tax authorities and that Samsung’s claims are without merit. We intend to vigorously defend against these claims and as a result, we have concluded that the likelihood of a material charge resulting from this claim is remote. In the event Samsung were to prevail in the arbitration in advance of the conclusion of the appeal with the Korea Administrative Court, we could be required to make a payment to Samsung even though it would later be reimbursed should we prevail in the appeal.
We cannot predict the ultimate outcome of the above-mentioned actions, and we are unable to estimate any potential liability we may incur. Please also refer to our disclosures in Contingencies, Note 15 to the consolidated financial statements.

Immersion Corporation vs. Samsung (China) Investment Co., Ltd., Huizhou Samsung Electronics Co., Ltd and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. (Fuzhou Intellectual Property Court - Case: Min 01 Min Chu No. 342 (2018))

On March 8, 2018, we filed a complaint against Samsung (China) Investment Co., Ltd. (“Samsung China”), Huizhou Samsung Electronics Co., Ltd. (“Samsung Huizhou”) (together with Samsung China, “Samsung”), and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. in the Fuzhou Intermediate Court in Fuzhou, China alleging that certain Samsung touchscreen phones, including the Galaxy S8, S8+, and Note8, infringe three Immersion Chinese patents. The three patents at issue, covering haptic feedback systems and methods in electronic devices, are Chinese Patent No. ZL02821854.X, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; Chinese Patent No. ZL201210005785.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; and Chinese Patent No. ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations.”  Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages.  The Fuzhou Intellectual Property Court accepted the case on March 8, 2018.  Samsung China filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. Samsung Huizhou and Samsung China appealed and the pretrial conference originally scheduled for June 14-15, 2018 was postponed pending a ruling from the Fujian High Court. On September 20, 2018 the Fujian High Court rejected the jurisdictional objection appeals. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou supplemented their petitions in May, and we responded on June 1, 2018. A hearing on the petition for Chinese Patent No. ZL02821854.X occurred on July 18, 2018. Hearings on the petitions for Chinese Patent No. ZL201210005785.2 and Chinese Patent No. ZL201310253562.2 occurred on September 28, 2018. Trial was originally scheduled for November 12, and 14, 2018; the Fuzhou Intellectual Property Court granted Immersion's request to postpone trial but did not set revised dates. The Company and Samsung each submitted evidence for use at trial on or before October 26, 2018. The Patent Reexamination Board of SIPO issued invalidation decisions against Chinese Patent No. ZL02821854.X on November 21, 2018, against Chinese Patent No. ZL201310253562.2 on November 14, 2018, and against Chinese Patent No. ZL201210005785.2 on November 15, 2018, declaring all three Chinese patents invalid. The Company filed an application to withdraw its complaint from the Fuzhou Intermediate Court on December 10, 2018, and received the ruling that allows Immersion to withdraw the case from the Fuzhou Intermediate Court on December 29, 2018. The Company intends to appeal the invalidation decisions, and pre-registered the appeals against the invalidation decisions with the Beijing IP Court on February 14, 2019. Based on the pre-registration, the Company will have three months to further prepare the notarization and legalization for the procedural documents, and then officially file the appeals before May 14, 2019 with the Beijing IP Court.

Immersion Corporation vs. Samsung Electronics GmbH
On February 25, 2019, we filed a patent infringement lawsuit against Samsung Electronics GmbH in Mannheim District Court in Germany alleging that certain Samsung touchscreen phones infringe German Patent 602008058897.1 (EP Patent 2463752), a counterpart of U.S. Patent No. 8,619,051, “Haptic Feedback System with Stored Effects,” which patent is being asserted against Samsung Electronics America, Inc. and Samsung Electronics Co., Ltd. and was previously asserted against Apple, Inc. In the complaint, we are seeking injunctive relief, a claim for accounting, declaratory judgment on liability for damages and additional remedies such as destruction and costs.

Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders of Record and Dividends
Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR.”
As of February 20, 2019, there were 72 holders of record of our common stock.
On December 26, 2017, our Board declared a dividend of one right (a “Right”) for each of our issued and outstanding shares of common stock, par value $0.001 per share. The dividend was paid to the stockholders of record at the close of business on January 8, 2018. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of our Series B Junior Participating Preferred Stock at a price of $30.00, subject to certain adjustments. No shares were issued in connection with this Right, and the Rights expired on December 26, 2018.
We do not anticipate paying cash dividends in the foreseeable future.
Unregistered Sales of Securities
During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities
During the year ended December 31, 2018, there were no purchases of our common stock by or on behalf of us or any of our affiliated purchasers, as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.
Company Stock Performance Graph
The information contained in the Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, as amended, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act, as amended, or the Exchange Act.
The graph below depicts a five-year comparison of cumulative total shareholder returns for Immersion common stock, the NASDAQ Composite Index, and the RDG Technology Composite Index. The graph assumes an investment of $100 for the five-year period commencing on December 31, 2013 and ending on December 31, 2018, in Immersion’s common stock, and in the NASDAQ Composite and the RDG Technology Composite indices, and reinvestment of dividends, if any.
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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
Immersion Corporation
NASDAQ Composite
RDG Technology Composite

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2013	2014	2015	2016	2017	2018
Immersion Corporation	$100	$91	$112	$102	$68	$86
NASDAQ Composite	100	115	123	133	172	166
RDG Technology Composite	100	118	122	138	189	190

Securities Authorized for Issuance under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to Note 7 to our consolidated financial statements.

Item 6.   Selected Financial Data
The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for each of the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 are derived from our audited consolidated financial statements and accompanying notes, included in this Annual Report on Form 10-K. The selected consolidated statement of operations data for each of the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Effective January 1, 2018, we adopted ASC 606 using the modified retrospective transaction method. As a result, adjustments were recorded to certain line items on our financial statements as of January 1, 2018, and the financial data as of and for the year ended December 31, 2018 presented in the tables below were prepared in accordance with ASC 606. The financial data for the other years in the tables below (other than 2018) were as originally reported under the previous revenue standard ASC 605. The adoption had a material impact on our reported revenue recognition for which disclosure has been made within Note 2 of the consolidated financial statements included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$110,979	$35,013	$57,086	$63,393	$52,937
Costs and expenses	57,878	80,435	72,349	58,674	46,970
Operating income (loss)	53,101	(45,422)	(15,263)	4,719	5,967
Income tax provision from continuing operations	(392)	(480)	(25,521)	(1,591)	(2,196)
Income (loss) from continuing operations	54,343	(45,291)	(40,030)	2,858	4,123
Income from discontinued operations	—	—	649	—	—
Net income (loss)	54,343	(45,291)	(39,381)	2,858	4,123
Basic net income (loss) per share:
Continuing operations	$1.78	$(1.55)	$(1.39)	$0.10	$0.15
Discontinued operations	—	—	0.02	—	—
Total	$1.78	$(1.55)	$(1.37)	$0.10	$0.15
Shares used in calculating basic net income (loss) per share	30,459	29,179	28,759	28,097	28,246
Diluted net income (loss) per share:
Continuing operations	$1.73	$(1.55)	$(1.39)	$0.10	$0.14
Discontinued operations	—	—	0.02	—	—
Total	$1.73	$(1.55)	$(1.37)	$0.10	$0.14
Shares used in calculating diluted net income (loss) per share	31,407	29,179	28,759	29,015	29,144

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$124,918	$46,538	$89,772	$64,931	$57,361
Working capital	120,480	28,980	73,008	53,749	58,025
Total assets	145,995	51,975	103,767	105,415	97,521
Total stockholders’ equity	99,660	9,657	55,340	86,615	76,603

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
We believe the following are our most critical accounting policies as they require our significant judgments and estimates in the preparation of our consolidated financial statements:
Revenue Recognition
Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. On January 1, 2018, we adopted ASC 606 using the modified retrospective transition method. The new revenue standard has been applied to all contracts that were not completed as of the date of adoption. Although all of our revenues in the periods presented have been derived from contracts with customers, revenues for the year ended December 31, 2018 have been recognized in accordance with ASC 606 while revenues for the other periods presented have been recognized under the previous revenue standard ASC 605.
Fixed fee license revenue
In applying ASC 606, we are required to recognize revenue from a fixed fee license agreement when we have satisfied our performance obligations, which typically occurs upon the transfer of rights to our technology upon the execution of the license agreement. However, in certain contracts, we grant a license to our existing patent portfolio at the inception of the license agreement as well as rights to the portfolio as it evolves throughout the contract term. For such arrangements, we have concluded that it has two separate performance obligations:

•	Performance Obligation A: to transfer rights to our patent portfolio as it exists when the contract is executed;
•Performance Obligation B: to transfer rights to our patent portfolio as it evolves over the term of the contract, including access to new patent applications that the licensee can benefit from over the term of the contract.
Under our previous accounting practices under ASC 605, fixed license fees were generally recognized on a straight-line basis over the contract term. As a result of the adoption of ASC 606, if a fixed fee license agreement contains only Performance Obligation A, we will recognize most or all of the revenue from the agreement at the inception of the contract. For fixed fee license agreements that contain both Performance Obligation A and B, we will be required to allocate the transaction price based on the standalone price for each of the two performance obligations. We have developed a process, and established internal controls around such process, to estimate standalone prices related to Performance Obligation A and B using a number of factors primarily related to the attributes of our patent portfolio. Once the transaction price is allocated, the portion of the transaction price allocable to Performance Obligation A will be recognized in the quarter the license agreement is signed and the customer can benefit from rights provided in the contract, and the portion allocable to Performance Obligation B will be recognized on a straight-line basis over the contract term. For such contracts, a contract liability account will be established and included within "deferred revenue" on the consolidated balance sheet. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract have been presented on a net basis.
Historically, certain of our license agreements contained fixed fees related to past infringements for which the fixed fees were recognized as revenue or recorded as a deduction to its operating expense in the quarter the license agreement was signed. After the adoption of ASC 606, we will recognize revenue from such fixed fees related to past infringements in the same manner in the quarter the license agreement is signed.
Payments for fixed fee license contracts typically are due in full within 30 to 45 days from execution of the contract. From time to time, we enter into a fixed fee license contract with payments due in a number of installments payable throughout the contract term. In such cases, we will determine if a significant financing component exists and if it does, we will recognize more or less revenue and corresponding interest expense or income, as appropriate.
Per-unit Royalty revenue
Under our previous accounting practices under ASC 605, we recognized revenue from per-unit royalty agreements in the period in which the related royalty report was received from our licensees, generally one quarter in arrears from the period in which the underlying sales occurred (i.e. on a "quarter-lag"). ASC 606 requires an entity to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As we generally do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain constraints on our ability to estimate such amounts. Our estimates are developed based on a combination of available data including, but not limited to, approved customer forecasts, a lookback at historical royalty reporting for each of its customers, and industry information available for the licensed products.
As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. The true-ups represent the difference between per-unit royalty based on actual sales reported by our licensees in a quarter-lag, and the estimate of per-unit royalty that was reported in the same quarter the underlying sales occurred.
Certain of our per-unit royalty agreements contains a minimum royalty provision which sets forth minimum amounts to be received by us during the contract term. Per our previous accounting policy under ASC 605, such minimum royalties were recognized as revenue at the end of each reporting period (usually a calendar year) if the actual royalties reported by the customer for that reporting period were below the minimum threshold set forth in the contract. Under ASC 606, minimum royalties are considered a fixed transaction price to which we will have an unconditional right once all other performance obligations are satisfied. Therefore, we recognize all minimum royalties as revenue at the inception of the license agreement, or in the period in which all remaining revenue recognition criteria have been met. We will establish contract assets for the unbilled minimum royalties on a contract basis. Such contract asset balance will be reduced by the actual royalties reported by the licensee during the contract term until fully utilized, after which point any excess per-unit royalties reported will be recognized as revenue. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract have been presented on a net basis.
Payments of per-unit royalties typically are due within 30 to 60 days from the end of the calendar quarter in which the underlying sales took place.
Development, services, and other revenue
With little change from our previous accounting practices related to development, service and other revenue, we will continue to recognize revenue from this stream when we have satisfied service obligations. Consistent with our previous accounting practices under ASC 605, the performance obligation related to our development, service and other revenue is satisfied over a period of time, and such revenue is recognized evenly over the period of performance obligation, which is generally consistent with the contractual term.

Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
Valuation and amortization methods — We use the Black-Scholes-Merton option pricing model (“Black-Scholes model”), single-option approach to determine the fair value of standard stock options and Employee Stock Purchase Plan (“ESPP”) shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Stock-based compensation expense recognized at fair value includes the impact of estimated forfeitures. We estimate future forfeitures at the date of grant and revise the estimates if necessary, in subsequent periods if actual forfeitures differ from these estimates. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as other business assumptions. These variables include actual and projected employee stock option exercise behaviors that impact the expected term, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividends.
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
See Note 7 to the consolidated financial statements for further information regarding stock-based compensation.

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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Certain portions of our foreign earnings for the current fiscal year were earned by our Irish subsidiaries. In addition to providing for U.S. income taxes on earnings from the United States, we provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the United States. Our income tax rate depends in part on the extent to which our foreign earnings may be taxed by the U.S. through new provisions under the Tax Act such as the new Global Intangible Low-Taxed Income ("GILTI") tax or as a result of our indefinite reinvestment assertion. Indefinite reinvestment is determined by management’s judgment about and intentions concerning our future operations.
Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in, our estimates related to, or our interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Countries in the European Union and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. For example, in November 2018, Ireland and Malta reached a Competent Authority Agreement ("Agreement") expected to take effect in 2019. This Agreement and other potential changes could adversely affect our effective tax rates or result in other costs to us.

See Note 11 to the consolidated financial statements for further information concerning income taxes.
The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in our application.

Results of Operations
Overview of 2018
Total revenues for 2018 were $111.0 million, an increase of $76.0 million, or 217%, versus 2017. The increase was primarily driven by the $71.0 million increase in fixed fee license revenue and the $5.5 million increase in per-unit royalty revenue.
Net income for 2018 was $54.3 million as compared to a net loss of $45.3 million for 2017. The $99.6 million change was mainly related to the $76.0 million increase in total revenues and the $22.6 million decrease in operating expenses for 2018 compared to 2017.
As discussed above, we adopted the new revenue standard, ASC 606, effective January 1, 2018. Consistent with the modified retrospective transaction method, our results of operations for periods prior to the adoption of ASC 606 remain unchanged. As a result, the change in total revenues from 2017 to 2018 included a component of accounting policy change arising from the adoption of ASC 606. For 2018, the impact of the adoption included $68.1 million related to fixed fee license agreements and $8.5 million related to per-unit royalty agreements which would not have been reported as revenue under the previous revenue standard. For a further discussion about the impact of the adoption, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.
In 2019, we expect royalty and license revenue, mainly from our mobility customers, to remain the major component of our revenue as our technology continues to be included in our licensees’ products and as we continue to execute our licensing program in the mobility market. However, we expect the timing and structure of new license agreements may cause a decrease in our 2019 mobility revenue compared to 2018. Our gaming royalty and license revenue could be adversely impacted in 2019 by the expiration of several gaming patents in 2015. Revenue from certain contracts may also decrease due to timing and uncertainty associated with their renewals. IP litigation may continue to cause us to expend significant financial resources in the future and may have an adverse effect on the results of our operations. Additionally, our success could be limited by various factors, including global economic conditions, foreign currency exchange rates, the timely release of our new products and our licensees’ products, continued market acceptance of our products and technology, and the introduction of new products by existing or new competitors and adverse rulings affecting our patents. For a further discussion of these and other risk factors, see Item 1A, “Risk Factors.”
The following table sets forth our consolidated statements of income data as a percentage of total revenues:

	Years Ended December 31,
	2018	2017	2016
	(as a percentage of total revenues)
Revenues:
Fixed fee license revenue	75.3%	36.0%	53.3%
Per-unit royalty revenue	24.3	61.4	44.9
Total royalty and license revenue	99.6	97.4	98.2
Development, services, and other	0.4	2.6	1.8
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of revenues	0.2	0.6	0.3
Sales and marketing	5.5	38.6	25.6
Research and development	8.8	33.6	23.5
General and administrative	37.7	152.4	77.3
Restructuring costs	—	4.6	—
Total costs and expenses	52.2	229.8	126.7
Operating income (loss)	47.8	(129.8)	(26.7)
Interest and other income	1.7	1.0	1.4
Other expense	(0.2)	0.9	(0.1)
Income (loss) from continuing operations before provision for income taxes	49.3	(127.9)	(25.4)
Provision for income taxes from continuing operations	(0.4)	(1.4)	(44.7)
Income (loss) from continuing operations	48.9	(129.3)	(70.1)
Income from discontinued operations, net of tax	—	—	1.1
Net income (loss)	48.9%	(129.3)%	(69.0)%

Revenues

	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(dollars in thousands)
Fixed fee license revenue	$83,573	$70,998	565%	$12,575	$(17,814)	(59)%	$30,389
Per-Unit royalty revenue	$26,984	$5,470	25%	$21,514	$(4,127)	(16)%	$25,641
Total royalty and license revenue	$110,557	$76,468	224%	$34,089	$(21,941)	(39)%	$56,030
Development, services, and other	422	(502)	(54)%	924	(132)	(13)%	1,056
Total revenues	$110,979	$75,966	217%	$35,013	$(22,073)	(39)%	$57,086

2018 Compared to 2017
Presented in the table below is disclosure of the impact of adoption of ASC 606 on our revenues for 2018 in accordance with ASC 606 compared to 2017. We believe that this additional information is vital during the transition year to allow readers of our financial statements to compare revenues for 2018 to 2017 given the use of the modified retrospective method of adoption. For a further discussion about the impact of the adoption, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

	2018	2017	$ Change	% Change	Change due to ASC 606 Adoption	Other Operational Changes	Total Change
	(dollars in thousands)
Fixed fee license revenue	$83,573	$12,575	$70,998	565%	$68,094	$2,904	$70,998
Per-unit royalty revenue	26,984	21,514	5,470	25%	8,482	(3,012)	5,470
Total royalty and license revenue	110,557	34,089	76,468	224%	76,576	(108)	76,468
Development, services, and other	422	924	(502)	(54)%	—	(502)	(502)
Total revenues	$110,979	$35,013	$75,966	217%	$76,576	$(610)	$75,966
Royalty and license revenue - Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software. Royalty and license revenue for the year ended December 31, 2018 increased by $76.5 million, or 224%, compared to $34.1 million for the year ended December 31, 2017. Excluding the impact of adoption of ASC 606, royalty and license revenue for the year ended December 31, 2018 would be $108,000 lower than the reported royalty and license revenue for the year ended December 31, 2017.
Per-unit royalty revenue increased by $5.5 million, or 25%, from $21.5 million for the year ended December 31, 2017 to $27.0 million for the year ended December 31, 2018. Per-unit royalty revenue for the year ended December 31, 2018 would be $3.0 million lower, if reported under ASC 605, than per-unit royalty revenue for the year ended December 31, 2017. The $8.5 million change due to ASC 606 adoption was primarily related to minimum royalties recognized as revenue at the inception of certain license agreements entered into in 2018 that contain minimum royalty provision. Under ASC 606, minimum royalties are considered a fixed transaction price that we will have an unconditional right once all other performance obligations, if any, are satisfied. Per our previous accounting policy under ASC 605, such minimum royalties were recognized as revenue at the end of each reporting period (usually a calendar year) if the actual royalties reported by the customer for that reporting period were below the minimum threshold set forth in the contract.
Fixed fee license revenue increased $71.0 million, or 565%, from $12.6 million for the year ended December 31, 2017 to $83.6 million for the year ended December 31, 2018. Excluding the impact of adoption of ASC 606, fixed fee license revenue for the year ended December 31, 2018 would be $2.9 million higher than fixed fee license revenue for the year ended December 31, 2017 resulting from new customer contracts entered into in 2018.
We expect royalty and license revenue to continue to be a major component of our future revenue as our technology is included in products and we succeed in our efforts to monetize our IP. Our fixed fee license revenue could fluctuate depending upon the timing of execution of new fixed license fee arrangements under ASC 606. We also anticipate that our royalty revenue will fluctuate relative to our customers unit shipments. We historically experienced seasonally higher royalty revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. Due to the elimination of the one-quarter lag in reporting royalty income, we now expect to experience this seasonal impact in the fourth calendar quarter. We anticipate a continuous reduction in royalty and license revenue in the future from our medical customers as a percentage of our consolidated royalty and license revenue, as this line of business is a less significant portion of our market focus. Refer to Note 1 and Note 2 to the consolidated financial statements for our revised revenue recognition policies and the impact of the adoption of ASC 606.
Development, services and other revenue - Development, services, and other revenue for the year ended December 31, 2018 decreased by $502,000, or 54%, compared to $924,000 for the year ended December 31, 2017, primarily due to certain non-recurring service fees from customer contracts completed in 2017. As discussed in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K, the adoption of ASC 606 has little impact on the way we recognize development, service and other revenue. Consistent with our previous accounting practices under ASC 605, the performance obligation related to our development, service and other revenue is satisfied over a period of time, and such revenue is recognized evenly over the period of performance obligation, which is generally consistent with the contractual term.
Geographically, revenues generated in North America, Asia, and Europe for the year ended December 31, 2018 represented 77%, 12%, and 11%, respectively, of our total revenue as compared to 22%, 63%, and 15%, respectively, for the year ended December 31, 2017. The increase in revenue attributable to North America as a percentage of total revenue was primarily driven by increased revenues from mobility customers, including Apple, partially offset by decreased revenues from gaming and automotive customers in North America. The decrease in revenue attributable to Asia as a percentage of total revenue was caused by declining revenues from mobility, gaming and automotive customers in the region. Revenue attributable to Europe as a percentage of total revenue for 2018 remained flat compared to 2017.

2017 Compared to 2016
Royalty and license revenue — Royalty and license revenue for 2017 was $34.1 million, a decrease of $21.9 million, or 39%, compared to $56 million for 2016.
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
Royalty and license revenue from automotive customers increased 28% primarily attributable to new license agreements entered into with automotive OEMs during 2017 that drove up automotive license revenue by over 100% compared to 2016. Automotive royalty revenue increased, at a smaller scale, by 10% during 2017 compared to 2016.
Royalty and license revenue decreased by 70% from medical customers primarily due to a non-recurring license fee of $3.0 million recognized in 2016, and decreased medical royalty revenue due to expired contracts with certain medical customers.
Development, services, and other revenue — Development, services, and other revenue for 2017 decreased by $132,000, or 13%, versus 2016, mainly due to a non-recurring service fees from contracts completed in the prior year.
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

Expenses

	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(dollars in thousands)
Sales and marketing	$6,118	$(7,398)	(55)%	$13,516	$(1,097)	(8)%	$14,613
Research and development	9,727	(2,032)	(17)%	11,759	(1,629)	(12)%	13,388
General and administrative	41,815	(11,528)	(22)%	53,343	9,192	21%	44,151
Restructuring Costs	—	(1,620)	(100)%	1,620	1,620	100%	—
Sales and Marketing - Our sales and marketing expenses are composed primarily of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and allocated facilities costs. Sales and marketing expenses decreased $7.4 million, or 55%, for 2018 as compared to 2017 primarily due to decreases of $5.1 million in compensation, benefits, and other related costs, $924,000 in marketing and advertising costs, and $785,000 in travel costs. The decreases in compensation, benefits, and other related costs as well as travel costs were primarily due to reduced headcount following our restructuring actions in December 2017. We believe that continued investment in sales and marketing is critical to our future success, and we expect to continue making targeted investments to expand market acceptance for our touch technologies across the markets we serve.
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
Research and Development - Our research and development expenses are composed primarily of employee compensation and benefits, consulting fees, tooling and supplies, and allocated facilities costs. Research and development expenses decreased $2.0 million, or 17%, during 2018 as compared to 2017. The decrease was primarily related to decreases of $673,000 in compensation, benefits, and other related costs and $252,000 in travel cost as a result of reduced headcount following our restructuring actions in December 2017. In addition, outside services expense for research and development decreased $736,000 reflecting our redirected development efforts. We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth in key markets.
Research and development expenses decreased by $1.6 million, or 12%, during 2017 as compared to 2016. The decrease was primarily due to a $1.9 million decrease in compensation, benefits, and other related costs resulted from decreased headcount, partially offset by a $648,000 increase in outside services expense as a reflection of our redirected development efforts.
General and Administrative - Our general and administrative expenses are primarily composed of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and allocated facilities costs. General and administrative expenses for 2018 decreased $11.5 million, or 22%, as compared to 2017 primarily due to a $12.7 million decrease in legal expense, partially offset by a $1.3 million increase in compensation, benefits, and other related costs mainly caused by higher stock compensation expense. The decrease in legal expenses was primarily due to $15.2 million decrease in litigation expense as we settled and concluded litigation against Apple and AT&T Mobility and Fitbit in 2018, partially offset by a $2.2 million increase in patent related legal, filing, and maintenance costs.
General and administrative expenses for 2017 increased $9.2 million, or 21%, as compared to 2016. The increase was primarily related to a $7.6 million increase in legal expense, a $757,000 increase in compensation, benefits, and other related costs primarily caused by severance accruals and stock compensation expense that we recorded in the fourth quarter of 2017 in connection with the departure of the former CEO, and a $340,000 increase in professional and outside services. The increase in legal expense was primarily driven by an $8.1 million increase in litigation expense relating to ongoing litigations including our recently settled and concluded litigation with Apple and AT&T Mobility, a $966,000 increase in patent related legal, filing, and maintenance costs, and an $884,000 increase in general legal services, partially offset by a $2.4 million decrease in license fee expenses.

Interest and Other Income, Other Expense

	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(dollars in thousands)
Interest and other income	$1,832	$1,495	444%	$337	$(480)	(59)%	$817
Other income (expense)	$(198)	$(472)	(172)%	$274	$337	(535)%	$(63)
Interest and Other Income - Interest and other income consists primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, translation exchange rate gains and other income. Interest and other income increased $1.5 million primarily driven by higher investment income earned during the year ended December 31, 2018 compared to the year ended December 31, 2017. Interest and other income decreased in 2017 compared to 2016 primarily due to a non-recurring other income of $550,000 received in the third quarter of 2016.
Other Income (Expense) - Other income (expense) consist primarily of translation gain (loss) from exchange rate fluctuations. We recorded $198,000 other expense for 2018 as a result of exchange rate losses from our foreign subsidiaries, compared to $274,000 other income for 2017 and $63,000 other expense for 2016.

Provision for Income Taxes from Continuing Operations

	2018	$ Change	% Change	2017	$ Change	% Change	2016
	(dollars in thousands)
Provision for income taxes from continuing operations	$(392)	$88	(18)%	$(480)	$25,041	(98)%	$(25,521)
Income (loss) from continuing operations before provision for income taxes	54,735			(44,811)			(14,509)
Effective tax rate	0.7%			(1.1)%			(175.9)%

For 2018, we recorded a provision for income taxes from continuing operations of $392,000 yielding an effective tax rate of 0.7%. The 2018 provision reflects estimated foreign taxes and foreign withholding tax expense. Based upon our assessment as of December 31, 2018 of the realizability of our deferred tax assets, we continue to maintain a full valuation allowance against all of our federal and state, and certain of our foreign net deferred tax assets. As of December 31, 2018, the aggregating balance of our deferred tax assets totaled $24.7 million with a valuation allowance of $24.4 million, resulting in a net deferred tax asset balance of $295,000.
On December 22, 2017, the Tax Act was passed into law. Among other changes, the Tax Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In addition, the Act introduced the Base Erosion and Anti-Abuse Tax (the “BEAT”), which creates a new tax on certain related-party payments. Some provisions of the Tax Act began to impact us in 2017, while other provisions impact us beginning in 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the federal tax rate change and other tax effects of the Tax Act.  SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In connection with our adoption of the Tax Act and in consideration of SAB 118, the following updates have been made to our income tax provision. In the fourth quarter of 2017, we recorded a $12.9 million reduction to deferred tax assets and related valuation allowance in connection with the re-measurement of certain deferred tax assets and liabilities, resulting in no impact to our results of operations. We estimated that no current tax expense should be recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, a provisional estimate at December 31, 2017. We completed our analysis of the impacts of the Tax Act in the fourth quarter of 2018 and determined there were no significant adjustments to the provisional tax amounts recorded in the fourth quarter of 2017.
For the GILTI provisions of the Tax Act, we completed our assessment during the fourth quarter of 2018 and, effective January 1, 2018, elected an accounting policy to record GILTI as period costs if and when incurred. Additionally, we concluded that we have not met the threshold requirements of the BEAT. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, we will recognize any effects of the guidance in the period that such guidance is issued.
For 2017 we recorded a provision for income taxes from continuing operations of $480,000 yielding an effective tax rate of (1.1)%. The 2017 provision reflects estimated foreign taxes and foreign withholding tax expense. We continued to maintain a full valuation allowance against our state and certain of our foreign net deferred tax assets. As of December 31, 2017, the aggregating balance of our deferred tax assets, after recording the impact of the tax rate change described above, totaled $38.1 million with a valuation allowance of $37.7 million, resulting in a net deferred tax asset balance of $401,000.
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
We also maintain liabilities for uncertain tax positions. As of December 31, 2018, we had unrecognized tax benefits under ASC 740 of approximately $4.6 million, which includes the impact of the change in tax rates described above which was recorded in 2017, and there was no applicable interest. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000. We released reserves totaling $310,000 in 2016 including interest and recorded a tax benefit due to the receipt of a tax refund related to the settlement with a taxing authority.

Discontinued Operations
Income from discontinued operations, net of taxes, was zero for the year ended December 31, 2018 and 2017, compared to $649,000 in the year ended December 31, 2016 which amount represents the final payment, net of tax, received from the sales of the 3D product line that occurred in the year ended December 31, 2009.

Liquidity and Capital Resources
Our cash, cash equivalents, and short-term investments consist primarily of money market funds and U.S. treasury bills. All of our short-term investments are classified as available-for-sale. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, within stockholders’ equity.
As of December 31, 2018, our cash, cash equivalents, and short-term investments totaled $124.9 million, an increase of $78.4 million from $46.5 million on December 31, 2017.
Cash provided by (used in) operating activities - Net cash provided by operating activities was $69.9 million during 2018 compared to $43.8 million cash used in operating activities during 2017. The $113.8 million change was primarily driven by $99.6 million increase from $45.3 million net loss for 2017 to $54.3 million net income for 2018 and $27.0 million increase in the year-over-year change in deferred revenue, partially offset by $7.0 million increase in the year-over-year change in other non-current assets, $4.2 million increase in the year-over-year changes in prepaid expenses and other current assets, and $3.7 million decrease in the year-over-year change in accounts payable. The increases in the year-over-year changes in deferred revenue and other non-current assets primarily reflected the effect of the adoption of ASC 606 on January 1, 2018. Cash provided by operating activities was also affected by an increase in non-cash charges of $2.6 million primarily related to higher stock-based compensation expense incurred for 2018 compared to 2017.
Cash provided by investing activities — Net cash provided by investing activities during 2018 was $8.2 million, a decrease of $2.9 million compared to $11.1 million cash provided by investing activities during 2017. Net cash provided by investing activities during 2018 consisted of maturities of short-term investments of $26.0 million. This was partially offset by purchases of short-term investments of $17.7 million and purchases of property, plant and equipment of $74,000. Net cash provided by investing activities during 2017 consisted of maturities of short-term investments of $35.0 million. This was partially offset by purchases of short-term investments of $23.8 million and purchases of property, plant, and equipment of $125,000.
Cash provided by financing activities — Net cash provided by financing activities during 2018 was $8.2 million, an increase of $7.7 million compared to $0.5 million net cash provided by financing activities during 2017. Net cash provided by financing activities during 2018 consisted primarily of exercises of stock options of $8.0 million and the issuance of common stock under the ESPP of $218,000. Net cash provided by financing activities during 2017 consisted primarily of exercises of stock options of $518,000 and the issuance of common stock under the ESPP of $328,000, partially offset by repurchases of treasury stock of $328,000.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $124.9 million as of December 31, 2018, 9% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash. At December 31, 2018 there was $33.4 million under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2018 will be less than $1.0 million. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A, “Risk Factors.”

Summary Disclosures about Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations and other commercial commitments as of December 31, 2018 (in thousands):

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$4,780	$1,168	$3,139	$473	$—
At December 31, 2018, we had a liability for unrecognized tax benefits totaling $4.6 million including interest of $18,000, none of which could be payable in cash. We did not have any other significant non-cancellable purchase commitments as of December 31, 2018.

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
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $95.4 million as of December 31, 2018, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximate $28,000 in the fair value of our cash equivalents and short-term investments as of December 31, 2018.
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

Item 8. Financial Statements and Supplementary Data
IMMERSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Immersion Corporation
San Jose, California
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers during the year ended December 31, 2018 due to the adoption of the new revenue standard (Accounting Standard Codification No. 606 “Revenue from Contracts with Customers”). The Company adopted the new revenue standard using the modified retrospective approach effective January 1, 2018.
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
February 27, 2019
We have served as the Company's auditor since 1997.

IMMERSION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$110,988	$24,622
Short-term investments	13,930	21,916
Accounts and other receivables	1,051	806
Prepaid expenses and other current assets	9,856	736
Total current assets	135,825	48,080
Property and equipment, net	2,343	3,150
Deferred income tax assets	295	401
Other assets, net	7,532	344
Total assets	$145,995	$51,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,612	$6,647
Accrued compensation	3,948	4,133
Other current liabilities	3,194	3,896
Deferred revenue	4,591	4,424
Total current liabilities	15,345	19,100
Long-term deferred revenue	30,203	22,303
Other long-term liabilities	787	915
Total liabilities	46,335	42,318
Commitments and contingencies (Notes 14 and 15)
Stockholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; 100,000,000 shares authorized; 37,652,498 and 35,950,518 shares issued, respectively; 30,829,351 and 29,263,828 shares outstanding, respectively	246,415	228,046
Accumulated other comprehensive income	116	99
Accumulated deficit	(98,521)	(171,616)
Treasury stock at cost: 6,823,147 and 6,686,690 shares, respectively	(48,350)	(46,872)
Total stockholders’ equity	99,660	9,657
Total liabilities and stockholders’ equity	$145,995	$51,975
See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Royalty and license	$110,557	$34,089	$56,030
Development, services, and other	422	924	1,056
Total revenues	110,979	35,013	57,086
Costs and expenses:
Cost of revenues	218	197	197
Sales and marketing	6,118	13,516	14,613
Research and development	9,727	11,759	13,388
General and administrative	41,815	53,343	44,151
Restructuring costs	—	1,620	—
Total costs and expenses	57,878	80,435	72,349
Operating income (loss)	53,101	(45,422)	(15,263)
Interest and other income	1,832	337	817
Other income (expense)	(198)	274	(63)
Income (loss) from continuing operations before provision for income taxes	54,735	(44,811)	(14,509)
Provision for income taxes from continuing operations	(392)	(480)	(25,521)
Income (loss) from continuing operations	54,343	(45,291)	$(40,030)
Income from discontinued operations, net of tax	—	—	649
Net income (loss)	$54,343	$(45,291)	$(39,381)
Basic net income (loss) per share:
Continuing operations	$1.78	$(1.55)	$(1.39)
Discontinued operations	—	—	0.02
Total	$1.78	$(1.55)	$(1.37)
Shares used in calculating basic net income (loss) per share	30,459	29,179	28,759
Diluted net income (loss) per share:
Continuing operations	$1.73	$(1.55)	$(1.39)
Discontinued operations	—	—	0.02
Total	$1.73	$(1.55)	$(1.37)
Shares used in calculating diluted net income (loss) per share	31,407	29,179	28,759
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on short-term investments	17	(16)	8
Foreign currency translation adjustments	—	—	21
Total other comprehensive income (loss)	17	(16)	29
Total comprehensive income (loss)	$54,360	$(45,307)	$(39,352)
See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at January 1, 2016	34,845,310	$212,115	$86	$(79,948)	6,515,894	$(45,638)	$86,615
Net loss				(39,381)			(39,381)
Unrealized gain (loss) on available-for-sale securities, net of taxes			8				8
Foreign currency translation adjustments			21		—	—	21
Repurchase of stock					105,750	(729)	(729)
Issuance of stock for ESPP purchase	45,825	307					307
Exercise of stock options, net of shares withheld for employee taxes	395,515	2,565			16,359	(177)	2,388
Release of restricted stock units and awards, including related stock compensation	268,912	2,257					2,257
Stock based compensation for stock options		3,854					3,854
Balances at December 31, 2016	35,555,562	$221,098	$115	$(119,329)	6,638,003	$(46,544)	$55,340
Net loss				(45,291)			(45,291)
Unrealized gain (loss) on available-for-sale securities, net of taxes			(16)				(16)
Repurchase of stock					48,687	(328)	(328)
Issuance of stock for ESPP purchase	48,750	328					328
Exercise of stock options, net of shares withheld for employee taxes	70,608	518			—	—	518
Release of restricted stock units and awards, including related stock compensation	275,598	2,661					2,661
Stock based compensation for stock options		3,441					3,441
Effect of change in accounting policy (1)				(6,996)			(6,996)
Balances at December 31, 2017	35,950,518	$228,046	$99	$(171,616)	6,686,690	$(46,872)	$9,657
Net income				54,343			54,343
Unrealized gain (loss) on available-for-sale securities, net of taxes			17				17
Issuance of stock for ESPP purchase	26,689	218					218
Exercise of stock options, net of shares withheld for employee taxes	1,452,306	9,465			136,457	(1,478)	7,987
Release of restricted stock units and awards, including related stock compensation	222,985	2,806					2,806
Stock based compensation for stock options		5,880					5,880
Effect of change in accounting policy (2)				18,752			18,752
Balances at December 31, 2018	37,652,498	$246,415	$116	$(98,521)	6,823,147	$(48,350)	$99,660
(1) Effect of early adoption of ASU 2016-16 "Income Taxes: Topic 740, Intra-Entity Transfers of Assets Other Than Inventory" at the beginning of the first quarter of 2017. See Note 11 for detail disclosures.
(2) Effect of adoption of ASC 606 effective January 1, 2018. See Note 2 for detail disclosures.
See notes to consolidated financial statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows provided by (used in) operating activities:
Net income (loss)	$54,343	$(45,291)	$(39,381)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	855	968	910
Stock-based compensation	8,686	6,102	6,111
Deferred income taxes	109	(32)	24,274
Loss on disposal of equipment	26	1	19
Income from discontinued operations	—	—	(649)
Changes in operating assets and liabilities:
Accounts and other receivables	(245)	576	(171)
Prepaid income taxes	—	—	1,998
Prepaid expenses and other current assets	(4,015)	141	(86)
Other assets	(7,188)	(197)	(275)
Accounts payable	(3,035)	696	5,322
Accrued compensation and other current liabilities	(887)	(1,111)	967
Deferred revenue	21,406	(5,575)	23,090
Other long-term liabilities	(131)	(107)	(87)
Net cash provided by (used in) operating activities	69,924	(43,829)	22,042
Cash flows provided by investing activities:
Purchases of short-term investments	(17,693)	(23,807)	(32,813)
Proceeds from maturities of short-term investments	26,004	35,000	40,000
Purchases of property and equipment	(74)	(125)	(343)
Proceeds from discontinued operations	—	—	1,000
Net cash provided by investing activities	8,237	11,068	7,844
Cash flows provided by financing activities:
Issuance of common stock under employee stock purchase plan	218	328	307
Exercise of stock options, net of shares withheld for employee taxes	7,987	518	2,388
Purchases of treasury stock	—	(328)	(729)
Net cash provided by financing activities	8,205	518	1,966
Net increase (decrease) in cash and cash equivalents	86,366	(32,243)	31,852
Cash and cash equivalents:
Beginning of year	24,622	56,865	25,013
End of year	$110,988	$24,622	$56,865
Supplemental disclosure of cash flow information:
Cash paid for taxes	$151	$191	$(419)
Supplemental disclosure of noncash operating, investing, and financing activities:
Amounts accrued for property and equipment	$—	$—	$22
Cashless option exercise under company stock plan	$1,478	$—	$177
Release of Restricted Stock Units and Awards under company stock plan	$2,806	$2,661	$2,257
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.   SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Immersion Corporation (the “Company”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. The Company focuses on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. The Company has adopted a business model under which it provides advanced tactile software, related tools, and technical assistance designed to help integrate its patented technology into its customers’ products or enhance the functionality of its patented technology to certain customers; and offers licenses to the Company's patented technology to other customers.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Immersion Corporation and its wholly-owned subsidiaries, Immersion Canada Corporation; Immersion International, LLC; Immersion Medical, Inc.; Immersion Japan K.K.; Immersion Ltd.; Immersion Software Ireland Ltd.; Haptify, Inc.; Immersion (Shanghai) Science & Technology Company, Ltd.; and Immersion Technology International Ltd. All intercompany accounts, transactions, and balances have been eliminated in consolidation. The Company has prepared the accompanying consolidated financial statements in conformity with U.S. GAAP.
Cash Equivalents
The Company considers all highly liquid instruments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.
Short-term Investments
The Company’s short-term investments consist primarily of U.S treasury bills with an original or remaining maturity of greater than 90 days on the date of purchase. The Company classifies debt securities with readily determinable market values as “available-for-sale.” Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, the Company has classified all debt securities as short-term investments as they are reasonably expected to be realized in cash or sold within one year. These investments are carried at fair market value with unrealized gains and losses considered to be temporary in nature reported as a separate component of the accumulated other comprehensive income within stockholders’ equity.
The Company recognizes an impairment charge in the consolidated statement of operations and comprehensive income (loss) when a decline in value is judged to be other than temporary based on the specific identification method. Other-than-temporary impairment charges may exist when the Company has the intent to sell the security, will more likely than not be required to sell the security, or does not expect to recover the principal.
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
Revenue Recognition
In May 2014, the FASB issued an Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)" ("Accounting Standard Codification 606", "ASC 606"), which superseded most prior revenue recognition guidance under ASC Topic 605, "Revenue Recognition" ("ASC 605") including industry-specific guidance. The underlying principle of ASC 606 is that an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled in exchange for those goods or services. The new standard provides a five-step analysis of transactions to determine when and how revenue is recognized, and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption if the modified retrospective transition method is elected. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers.
The Company adopted the new revenue standard effective January 1, 2018 using the modified retrospective transition method where the cumulative effect of the initial application is recognized as an adjustment to the opening balance of the accumulated deficit at January 1, 2018, the date of adoption. Therefore, comparative prior periods have not been adjusted and continue to be presented under ASC 605. Refer to Note 2 to the consolidated financial statements for the Company's revised revenue recognition accounting policy and a summary of the impact of adoption of ASC 606.
Deferred Revenue
Deferred revenue consists of amounts that have been invoiced or paid, but have not been recognized as revenue. The amounts are primarily derived from the Company's fixed license fee agreements under which the Company is obliged to transfer both rights to its patent portfolio that exists when the contract is executed ("Performance Obligation A"), and rights to its patent portfolio as it evolves over the contract term ("Performance Obligation B"). Refer to Note 2 to the consolidated financial statements for detail discussion.
Deferred revenue that will be recognizable during the succeeding 12-month period is recorded as current, and the remaining deferred revenue is recorded as non-current.
Advertising
Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in sales and marketing expense. Advertising expense was as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Advertising expense	$67	$221	$102

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
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 7 for further information regarding the Company’s stock-based compensation assumptions and expenses.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) as well as other items of comprehensive income (loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains (losses) on short term investments, net of tax.
Use of Estimates

The preparation of consolidated financial statements and related disclosures in accordance with U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of income taxes including uncertain tax provisions, and revenue recognition. Actual results may differ materially from those estimates which were made based on the best information known to management at that time.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, short term investments, and accounts receivable. The Company is also subject to a concentration of revenues given certain key licensees that contributed a significant portion of the Company's total revenue. See Note 16 for customer revenue concentration. The Company invests primarily in money market accounts and highly liquid debt instruments purchased with an original or remaining maturity of greater than 90 days on the date of purchase. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. The Company licenses technology primarily to companies in North America, Europe, and Asia. To reduce credit risk, management performs periodic credit evaluations of its customers’ financial condition. The Company periodically evaluates potential credit losses to ensure adequate reserves are maintained, but historically the Company has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. As such, the Company had zero reserves for the years ended December 31, 2018 and December 31, 2017 due to its low credit risk.
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
Fair Value of Financial Instruments
Financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable and accounts payable. Cash equivalents and short-term investments are stated at fair value based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The recorded cost of accounts receivable and accounts payable approximate the fair value of the respective assets and liabilities.
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is U. S. dollars. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries and foreign currency transaction gains and losses are included in earnings.
Recent Accounting Pronouncements
Adopted
In March 2018, the FASB issued ASU 2018-05 "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update)", which updates SEC guidance released in December 2017 when the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Additional information regarding the adoption of this ASU and its material impact on the Company's consolidated financial statements is contained in Note 11 to the consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09 “Stock Compensation: Scope of Modification Accounting”. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017. The Company adopted the standard effective January 1, 2018. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19 “Technical Corrections and Improvements”. The amendments in this update affect a wide variety of topics in the Accounting Standards Codification. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods in the annual period beginning after December 15, 2018. The Company adopted the standard effective January 1, 2018. The adoption of this ASU did not have a material impact on its consolidated financial statements.
Not yet adopted
In July 2018, the FASB issued ASU 2018-09 "Codification Improvement" ("ASU 2018-09"). This ASU amends a wide variety of Topics in the Codification issued by FASB with technical corrections, clarifications, and other minor improvements, and should eliminate the need for periodic agenda requests for narrow and incremental items. Many of the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018 for public entities. The Company will adopt certain amendments in this ASU that are applicable, but does not expect a material impact on its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). The amendments in this ASU expand the scope of Topic 718 to include share-based payment transaction for acquiring goods and services from nonemployees and supersede subtopic 505-50. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted but no earlier than adoption of Topic 606. The Company will adopt this ASU as of January 1, 2019 but does not expect a material impact on its consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02 "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company will adopt this ASU as of January 1, 2019 but does not expect a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 “Leases: Topic 842” (“ASU 2016-02” "Topic 842"), which supersedes the existing guidance for lease accounting in Topic 840, Leases. The FASB issued the ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Under Topic 842, lessees are required to recognize a lease liability and a right-of-use asset for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance of operating. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited. In July 2018, the FASB issued ASU 2018-10 "Codification Improvement to Topic 842, Leases" ("ASU 2018-10"). The FASB issued this separate ASU for the improvements related to ASC 2016-02 to increase stakeholders' awareness of the amendments and to expedite the improvements. In July 2018, the FASB issued ASU 2018-11 "Leases (Topic 842) Target Improvement" ("ASU 2018-11"). This ASU introduces a lessee model that will bring most leases of property, plant and equipment onto the balance sheet. It requires a lessee to recognize a lease obligation (present value of future lease payments) and also a “right of use asset” for all leases, although certain short-term leases are exempted from the standard. The ASU introduces two models for the subsequent measurement of the lease asset and liability, depending on whether the lease qualifies as a “finance lease” or an “operating lease”. This distinction focuses on whether or not effective control of the asset is being transferred from the lessor to the lessee. The effective date and transition requirements for these ASUs will be same as the effective date and transition requirements in Topic 842. The Company will adopt Topic 842 and applicable amendments on January 1, 2019 using a modified retrospective approach. The Company does not anticipate this adoption will have a material impact on its financial statements. The Company expects to establish a lease asset and corresponding lease liability of approximately $4 - $5 million upon adoption of the standard.

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
The Company's revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. The adoption of ASC 606 affected the Company's revenue recognition model for both fixed fee license revenue and per-unit royalty revenue presented as “royalty and license revenue” on the Company’s consolidated statements of operations and comprehensive income (loss). Although all of the Company's revenues in the periods presented have been derived from contracts with customers, revenues for the year ended December 31, 2018 have been recognized in accordance with ASC 606 while revenues for the other periods presented have been recognized under the previous revenue standard ASC 605.
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
Under the Company's previous accounting practices under ASC 605, fixed license fees were generally recognized on a straight-line basis over the contract term. As a result of the adoption of ASC 606, if a fixed fee license agreement contains only Performance Obligation A, the Company has recognized most or all of the revenue from the agreement at the inception of the contract. For fixed fee license agreements that contain both Performance Obligation A and B, the Company has allocated the transaction price based on the standalone price for each of the two performance obligations. The Company has developed a process, and established internal controls around such process, to estimate standalone prices related to Performance Obligation A and B using a number of factors primarily related to the attributes of its patent portfolio. Once the transaction price is allocated, the portion of the transaction price allocable to Performance Obligation A has been recognized in the quarter the license agreement is signed and the customer can benefit from rights provided in the contract, and the portion allocable to Performance Obligation B has been recognized on a straight-line basis over the contract term. For such contracts, a contract liability account will be established and included within "deferred revenue" on the consolidated balance sheet. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract have been presented on a net basis.
Historically, certain of the Company's license agreements contained fixed fees related to past infringements for which the fixed fees were recognized as revenue or recorded as a deduction to its operating expense in the quarter the license agreement was signed. After the adoption of ASC 606, the Company has recognized revenue from such fixed fees related to past infringements in the same manner in the quarter the license agreement is signed.
Payments for fixed fee license contracts typically are due in full within 30 - 45 days from execution of the contract. From time to time, the Company enters into a fixed fee license contract with payments due in a number of installments payable throughout the contract term. In such cases, the Company has determined if a significant financing component exists and if it does, the Company will recognize more or less revenue and corresponding interest expense or income, as appropriate.
Per-unit Royalty revenue
Under the Company's previous accounting practices under ASC 605, it recognized revenue from per-unit royalty agreements in the period in which the related royalty report was received from its licensees, generally one quarter in arrears from the period in which the underlying sales occurred (i.e. on a "quarter-lag"). ASC 606 requires an entity to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As the Company generally does not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows the Company to adequately review the reports and include the actual amounts in its quarterly results for such quarter, the Company accrues the related revenue based on estimates of its licensees’ underlying sales, subject to certain constraints on its ability to estimate such amounts. The Company’s estimates have been developed based on a combination of available data including, but not limited to, approved customer forecasts, a lookback at historical royalty reporting for each of its customers, and industry information available for the licensed products.
As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. After the adoption of ASC 606, the Company has recorded adjustments to decrease revenue by $326,000 and $333,000 during the three months ended June 30 and September 30, 2018, respectively, and recorded an adjustment to increase revenue by $189,000 during the three months ended December 31, 2018. The adjustments represent the difference between per-unit royalty based on actual sales reported by the Company's licensees in a quarter-lag, and the estimate of per-unit royalty that was reported in the same quarter the underlying sales occurred. The Company had no adjustment recorded for the three months ended March 31, 2018.

Certain of the Company's per-unit royalty agreements contains a minimum royalty provision which sets forth minimum amounts to be received by the Company during the contract term. Per the Company's previous accounting policy under ASC 605, such minimum royalties were recognized as revenue at the end of each reporting period (usually a calendar year) if the actual royalties reported by the customer for that reporting period were below the minimum threshold set forth in the contract. Under ASC 606, minimum royalties are considered a fixed transaction price to which the Company will have an unconditional right once all other performance obligations, if any, are satisfied. Therefore, the Company has recognized all minimum royalties as revenue at the inception of the license agreement, or in the period in which all remaining revenue recognition criteria have been met. The Company has established contract assets for the unbilled minimum royalties on a contract basis. Such contract asset balance has been reduced by the actual royalties reported by the licensee during the contract term until fully utilized, after which point any excess per-unit royalties reported will be recognized as revenue. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract have been presented on a net basis.
Payments of per-unit royalties typically are due within 30 to 60 days from the end of the calendar quarter in which the underlying sales took place.
Development, services, and other revenue
With little change from its previous accounting practices related to development, service and other revenue, the Company continued to recognize revenue from this stream when it has satisfied service obligations. Consistent with the Company’s previous accounting practices under ASC 605, the performance obligation related to its development, service and other revenue is satisfied over a period of time, and such revenue has been recognized evenly over the period of performance obligation, which is generally consistent with the contractual term.

Adjustments upon Adoption of ASC 606
The following table summarizes adjustments related to the Company's adoption of ASC 606 (in thousands)

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

Disaggregated Revenue
The following table presents the disaggregation of the Company's revenue for the year ended December 31, 2018 under ASC 606. Revenues for the years ended December 31, 2017 and 2016 are presented in accordance with ASC 605.

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Fixed fee license revenue	$83,573	$12,575	$30,389
Per-Unit royalty revenue	26,984	21,514	25,641
Total royalty and license revenue	110,557	34,089	56,030
Development, services, and other	422	924	1,056
Total revenues	$110,979	$35,013	$57,086
As of December 31, 2018, the Company had contract assets of $9.0 million included within prepaid expenses and other current assets, and $7.2 million included within other non-current assets, net, on the consolidated balance sheet. The balance of these contract assets increased by $11.2 million from January 1, 2018 to December 31, 2018, primarily related to certain contracts entered into during the year ended December 31, 2018 that included a minimum royalty arrangement. The balance of the contract assets as of December 31, 2018 also included the Company's estimate of per-unit royalty related to the underlying sales that occurred in the fourth quarter, 2018.

Impact of Adoption of ASC 606
Presented in the tables below is disclosure of the impact of adoption on the Company's consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2018, as well as consolidated balance sheet as of December 31, 2018 in accordance with the requirements of ASC 606. The Company believes that this additional information is vital during the transition year to allow readers of its financial statements to compare financial results from the preceding financial years given the use of the modified retrospective method of adoption. The adoption of ASC 606 did not affect the Company's reported total amounts of cash flows from operating, investing and financing activities. Therefore, tables for this separate financial statement have not been provided.
Amounts contained in the tables below are in thousands, except number of shares and per share amounts.

	2018			2017	2016
	As Reported (ASC 606)	Adjustments	ASC 605	As Reported (ASC 605)	As Reported (ASC 605)
Revenues:
Fixed fee license revenue	$83,573	$(68,094)	$15,479	$12,575	$30,389
Per-unit royalty revenue	26,984	(8,482)	18,502	21,514	25,641
Total royalty and license revenue	110,557	(76,576)	33,981	34,089	56,030
Development, services, and other	422		422	924	1,056
Total revenues	110,979	(76,576)	34,403	35,013	57,086
Total costs and operating expenses	57,878		57,878	80,435	72,349
Operating income (loss)	53,101	(76,576)	(23,475)	(45,422)	(15,263)
Interest and other income	1,634	—	1,634	611	754
Income (loss) before provision for income taxes	54,735	(76,576)	(21,841)	(44,811)	(14,509)
Provision for income taxes from continuing operations	(392)	—	(392)	(480)	(25,521)
Income (loss) from continuing operations	54,343	(76,576)	(22,233)	(45,291)	(40,030)
Income (loss) from discontinued operations, net of tax	—	—	—	—	649
Net income (loss)	$54,343	$(76,576)	$(22,233)	$(45,291)	$(39,381)
Basic net income (loss) per share
Continuing operations	$1.78	$(2.51)	$(0.73)	$(1.55)	$(1.39)
Discontinued operations	—	—	—	—	0.02
Total	$1.78	$(2.51)	$(0.73)	$(1.55)	$(1.37)
Shares used in calculating basic net income (loss) per share	30,459	30,459	30,459	29,179	28,759
Diluted net income (loss) per share
Continuing operations	$1.73	$(2.51)	$(0.73)	$(1.55)	$(1.39)
Discontinued operations	—	—	—	—	0.02
Total	$1.73	$(2.51)	$(0.73)	$(1.55)	$(1.37)
Shares used in calculating diluted net income (loss) per share	31,407	30,459	30,459	29,179	28,759

	December 31, 2018			December 31, 2017
	As Reported (ASC 606)	Adjustments	ASC 605	As Reported (ASC 605)
Prepaid expenses and other current assets	$9,856	$(8,973)	$883	$736
Other assets, net	7,532	(7,231)	301	344
Other current liabilities	(3,194)	220	(2,974)	(3,896)
Deferred revenue - current	(4,591)	(10,040)	(14,631)	(4,424)
Long-term deferred revenue	(30,203)	(70,126)	(100,329)	(22,303)
Accumulated deficit	$98,521	$95,329	$193,850	$171,616

Contracted Revenue
Based on contracts signed and payments received as of December 31, 2018, the Company expects to recognize $34.5 million revenue related to Performance Obligation B under its fixed fee license agreements, which is satisfied over time, including $13.6 million over one to three years and $20.9 million over more than three years.

3.  FAIR VALUE DISCLOSURES
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
The types of instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of December 31, 2018 and 2017, the Company did not hold any Level 3 instruments.
The Company had no other-than-temporary impairment charges recorded in the years ended December 31, 2018, 2017, and 2016.
Financial instruments measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 are listed in the tables below (in thousands):

	December 31, 2018			Total
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$—	$13,930	$—	$13,930
Money market funds	81,425	—	—	81,425
Total assets at fair value	$81,425	$13,930	$—	$95,355
The above table excludes $29.6 million of cash held in banks.

	December 31, 2017			Total
	Fair value measurements using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
U.S. Treasury securities	$—	$21,916	$—	$21,916
Money market funds	1,117	—	—	1,117
Total assets at fair value	$1,117	$21,916	$—	$23,033
The above table excludes $23.5 million of cash held in banks.
U.S. Treasury securities are classified as short-term investments, and money market accounts are classified as cash equivalents on the Company’s consolidated balance sheets.

Short-term Investments

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$13,936	$—	$(6)	$13,930
Total	$13,936	$—	$(6)	$13,930

	December 31, 2017
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(in thousands)
U.S. Treasury securities	$21,939	$—	$(23)	$21,916
Total	$21,939	$—	$(23)	$21,916
The contractual maturities of the Company’s available-for-sale securities on December 31, 2018 and December 31, 2017 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the years ended December 31, 2018 and 2017.

4.   ACCOUNTS AND OTHER RECEIVABLES

	December 31,
	2018	2017
	(in thousands)
Trade accounts receivable	$645	$458
Receivables from vendors and other	406	348
Accounts and other receivables	$1,051	$806

5. PROPERTY AND EQUIPMENT

	December 31,
	2018	2017
	(in thousands)
Computer equipment and purchased software	$3,167	$3,206
Machinery and equipment	821	834
Furniture and fixtures	1,113	1,274
Leasehold improvements	3,897	3,920
Total	8,998	9,234
Less accumulated depreciation	(6,655)	(6,084)
Property and equipment, net	$2,343	$3,150

6.   OTHER CURRENT LIABILITIES

	December 31,
	2018	2017
	(in thousands)
Accrued legal	$1,827	$2,202
Income taxes payable	204	219
Other current liabilities	1,163	1,475
Total other current liabilities	$3,194	$3,896

7. STOCK-BASED COMPENSATION
Stock Options and Awards
The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant time based options, market condition based options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under this program, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over four years and expire from seven to ten years from the date of grant. In addition to time based vesting, market condition based options are subject to a market condition: the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be canceled before the expiration of the options. On June 2, 2017, the Company's stockholders approved an increase to the number of shares reserved for issuance by 3,476,850 shares. Restricted stock generally vests over one year. RSUs generally vest over 3 years. Awards granted other than an option or stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued.

December 31, 2018
Common stock shares available for grant	1,791,088
Standard and market condition based stock options outstanding	2,134,504
Restricted stock awards outstanding	54,667
Restricted stock units outstanding	1,090,752

Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2018, 724,822 shares had been purchased since the inception of the ESPP in 1999. The ESPP is considered a compensatory plan and the Company is required to recognize compensation cost related to the fair value of the award purchased under the ESPP. Shares purchased under the ESPP for the year ended December 31, 2018 are listed below. Shares purchased under the ESPP for the year ended December 31, 2017 were 48,750. The intrinsic value listed below is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

Year Ended December 31, 2018
Shares purchased under ESPP	26,689
Average price of shares purchased under ESPP	$8.17
Intrinsic value of shares purchased under ESPP	$106,000

Summary of Standard Stock Options
The following table sets forth the summary of standard stock option activity under the Company’s stock option plans for the years ended December 31, 2018, 2017, and 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised (in thousands)
Outstanding at January 1, 2016	3,596,533	$8.45
Granted	815,794	$7.85	$3.67
Exercised	(395,515)	$6.48		$918
Forfeited	(344,541)	$9.05
Expired	(251,150)	$8.87
Outstanding at December 31, 2016	3,421,121	$8.44
Granted	489,568	$8.48	$3.82
Exercised	(70,608)	$7.34		$151
Forfeited	(361,687)	$9.11
Expired	(200,403)	$15.04
Outstanding at December 31, 2017	3,277,991	$7.99
Granted	207,500	$12.50	$5.82
Exercised	(1,452,306)	$6.52		$8,222
Forfeited	(78,390)	$8.31
Expired	(92,372)	$11.93
Outstanding at December 31, 2018	1,862,423	$9.44

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.
Information regarding standard stock options outstanding at December 31, 2018, 2017, and 2016 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
December 31, 2016
Options outstanding	3,421,121	$8.44	3.99	$9.0
Options vested and expected to vest using estimated forfeiture rates	3,223,919	$8.43	3.87	$8.5
Options exercisable	2,131,268	$8.22	3.10	$6.4
December 31, 2017
Options outstanding	3,277,991	$7.99	2.88	$2.2
Options vested and expected to vest using estimated forfeiture rates	3,175,002	$7.99	2.78	$2.2
Options exercisable	2,633,990	$7.94	2.14	$2.1
December 31, 2018
Options outstanding	1,862,423	$9.44	2.85	$0.8
Options vested and expected to vest using estimated forfeiture rates	1,785,740	$9.40	2.74	$0.7
Options exercisable	1,396,171	$9.22	1.97	$0.5

Additional information regarding standard options outstanding as of December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.53 - $7.79	321,144	4.16	$7.21	189,149	$7.06
8.09 - 8.45	222,175	4.38	8.29	143,083	8.22
8.64 - 9.00	259,173	2.45	8.83	226,776	8.82
9.53 - 9.53	671,500	0.95	9.53	671,500	9.53
9.68 - 11.84	205,573	5.68	11.66	25,693	10.87
11.94 - 12.20	100,963	1.51	11.94	100,963	11.94
12.26 - 12.26	21,675	3.43	12.26	21,675	12.26
12.38 - 12.38	4,320	3.87	12.38	3,420	12.38
12.48 - 12.48	15,900	3.54	12.48	13,912	12.48
15.25 - 15.25	40,000	6.54	15.25	—	—
$5.53 - $15.25	1,862,423	2.85	$9.44	1,396,171	$9.22

Summary of Market Condition Based Stock Options
In 2014, the Company began granting options that are subject to both time-based vesting and a market condition. For these options, the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be canceled before the seven-year life of the options. The following table sets forth the summary of the market condition based option activity under the Company’s stock option plans for the years ended December 31, 2018, 2017 and 2016. There were no activities for the year ended December 31, 2018.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value Of Options Granted	Aggregate Intrinsic Value of Options Exercised (in thousands)
Outstanding at January 1, 2016	200,000	$9.05
Granted	75,000	$9.00	$3.68
Exercised	—
Forfeited	(50,000)	$11.94
Expired	—
Outstanding at December 31, 2016	225,000	$8.39
Granted	120,830	$8.65	$3.12
Exercised	—
Forfeited	(73,749)	$8.64
Expired	—
Outstanding at December 31, 2017	272,081	$8.44
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding at December 31, 2018	272,081	$8.44

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money.
Information regarding these market condition based stock options outstanding at December 31, 2018, 2017 and 2016 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
December 31, 2016
Options outstanding	225,000	$8.39	5.50	$0.5
Options vested and expected to vest using estimated forfeiture rates	209,141	$8.38	5.49	$0.5
Options exercisable	65,625	$8.09	5.17	$0.2
December 31, 2017
Options outstanding	272,081	$8.44	1.91	$—
Options vested and expected to vest using estimated forfeiture rates	272,081	$8.44	1.91	$—
Options exercisable	272,081	$8.44	1.91	$—
December 31, 2018
Options outstanding	272,081	$8.44	0.91	$0.1
Options vested and expected to vest using estimated forfeiture rates	272,081	$8.44	0.91	$0.1
Options exercisable	272,081	$8.44	0.91	$0.1

Additional information regarding market condition based stock options outstanding as of December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8.09 - $8.09	135,000	0.91	$8.09	135,000	$8.09
8.65 - 8.65	84,581	0.91	$8.65	84,581	$8.65
9.00 - 9.00	52,500	0.91	$9.00	52,500	$9.00
$8.09 - $9.00	272,081	0.91	$8.44	272,081	$8.44

Summary of Restricted Stock Units
RSU activity for the years ended December 31, 2018, 2017, and 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Fair Value of Released RSU’s (in thousands)
Outstanding at January 1, 2016	487,423
Awarded	320,880	$8.67
Released	(247,556)		$2,118
Forfeited	(133,555)
Outstanding at December 31, 2016	427,192
Awarded	483,015	$8.46
Released	(198,058)		$1,991
Forfeited	(203,269)
Outstanding at December 31, 2017	508,880
Awarded	957,443	$11.74
Released	(178,447)		$2,133
Forfeited	(197,124)
Outstanding at December 31, 2018	1,090,752

Information regarding RSU’s at December 31, 2018, 2017, and 2016 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)	Fair Value (in millions)
December 31, 2016
RSUs outstanding	427,192	0.93	$4.5	$4.5
RSUs vested and expected to vest using estimated forfeiture rates	349,759	0.80	$3.7
December 31, 2017
RSUs outstanding	508,880	1.30	$3.6	$3.6
RSUs vested and expected to vest using estimated forfeiture rates	414,847	1.16	$2.9
December 31, 2018
RSUs outstanding	1,090,752	0.67	$9.8	$9.8
RSUs vested and expected to vest using estimated forfeiture rates	959,209	0.56	$8.6

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.
Summary of Restricted Stock Awards
Restricted stock award activity for the years ended December 31, 2018, 2017, and 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Total Fair Value of Awards Released (in thousands)
Outstanding at January 1, 2016	21,356	$12.26
Awarded	77,540	$6.52
Released	(21,356)	$12.26	$139
Forfeited	—
Outstanding at December 31, 2016	77,540	$6.52
Awarded	44,538	$8.65
Released	(77,540)	$6.52	$671
Forfeited	—
Outstanding at December 31, 2017	44,538	$8.65
Awarded	62,556	$13.32
Released	(44,538)	$8.65	$673
Forfeited	(7,889)	$15.44
Outstanding at December 31, 2018	54,667	$13.02

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
The assumptions used to value option grants under the Company’s stock plans are as follows:

	Standard Stock Options
	2018	2017	2016
Expected life (in years)	4.4	4.6	4.5
Interest rate	3.0%	2.0%	1.2%
Volatility	55%	52%	56%
Dividend yield	—%	—%	—%

	Market Condition Based Stock Options
	2018 (1)	2017	2016
Expected life (in years)	N/A	7.0	7.0
Interest rate	N/A	2.0%	1.6%
Volatility	N/A	55%	59%
Dividend yield	N/A	—%	—%
(1) No market condition based stock options were granted during the year ended December 31, 2018.

	Employee Stock Purchase Plan
	2018	2017	2016
Expected life (in years)	0.5	0.5	0.5
Interest rate	1.9%	0.9%	0.4%
Volatility	58%	48%	53%
Dividend yield	—%	—%	—%

Total stock-based compensation recognized in the consolidated statements of income is as follows:

	Year Ended December 31,
	2018	2017	2016
Income Statement Classifications	(in thousands)
Sales and marketing	$946	$1,025	$1,280
Research and development	1,948	981	1,297
General and administrative	5,792	4,096	3,534
Total	$8,686	$6,102	$6,111

As of December 31, 2018, there was $6.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, restricted stock awards and RSU’s granted to the Company’s employees and directors. This cost will be recognized over an estimated weighted-average period of approximately 2.47 years for standard options, 0.46 years for restricted stock awards and 1.13 years for RSU’s. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

8. STOCKHOLDERS' EQUITY
Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) are included in the table below.

	Year Ended December 31, 2018
	Unrealized Gains and Losses on Available-for Sale Securities	Foreign Currency Items	Total
	(in thousands)
Beginning balance	$(23)	$122	$99
Amounts reclassified from accumulated other comprehensive income (loss)	17		17
Ending balance	$(6)	$122	$116

Stock Repurchase Program
On November 1, 2007, the Company announced its Board authorized the repurchase of up to $50 million of the Company’s common stock. In addition, on October 22, 2014, the Board authorized another $30 million under the share repurchase program. The Company may repurchase its stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
There were no stock repurchases during the year ended December 31, 2018. During the year ended December 31, 2017, the Company repurchased 48,687 shares for $328,000 at an average cost of $6.73 per share, net of transaction costs through open market repurchases. During the year ended December 31, 2016, the Company repurchased 105,750 shares for $729,000 at an average cost of $6.90 per share, net of transaction costs through open market repurchases. As of December 31, 2018, the program remains available with approximately $33.4 million that may yet be purchased under it.
Stockholders Right Plan
On December 26, 2017, the Board declared a dividend of one right (a “Right”) for each of the Company's issued and outstanding shares of common stock, par value $0.001 per share. The dividend was paid to the stockholders of record at the close of business on January 8, 2018 (the “Record Date”). Each Right entitles the holder to purchase from the Company one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock (the “Preferred Stock”) at a price of $30.00 (the “Exercise Price”), subject to certain adjustments and contingently issuable. No shares were issued in connection with this Right, and the Rights expired on December 26, 2018.

9. RESTRUCTURING COSTS
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
•Cease its Mobile Advertising activities; and
•Narrow its focus in the Gaming and VR/AR markets on development efforts to bolster its IP licensing model in these markets.
The restructuring plan was expected to increase internal efficiencies through the consolidation of certain sites of operation and resulted in the elimination of approximately 56 positions, or 41%, of the worldwide employee base.

For the year ended December 31, 2017, the Company recorded restructuring expenses of $1.6 million. The following table summarizes the total expenses recorded related to the 2017 restructuring activities reflected in the consolidated statements of operations by type of activity. There were no additional restructuring activities during the year ended December 31, 2018. The Company recorded $44,000 adjustments to the 2017 restructuring costs during the three months ended March 31, 2018. There were no restructuring costs in 2016.

	Twelve months ended December 31, 2017
	Employee Separation Costs	Asset-Related Charges	Other	Total
	(in thousands)
Restructuring	$1,515	$22	$82	$1,620
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
All accrued amounts related to the 2017 restructuring activities were paid during the first quarter of 2018. The following table presents a reconciliation of the restructuring reserve recorded within other current liabilities on the Company’s consolidated balance sheet as of December 31, 2018 (in thousands):

	Employee Separation Costs	Asset-Related Charges	Other	Total
Balance as of December 31, 2017	$1,522	$—	$57	$1,579
Adjustments	(44)	—	(28)	(72)
Non-cash activity	(10)	—	(29)	(39)
Cash payments	(1,468)	—	—	(1,468)
Balance as of December 31, 2018	$—	$—	$—	$—

10. DISCONTINUED OPERATIONS
During the year ended December 31, 2009, the Company sold its 3D product line including inventory, fixed assets, and intangibles and recorded a gain of discontinued operations of $187,000 at the time of the sales. Total initially negotiated consideration for the sales was $2.7 million which comprised of $320,000 in cash paid in the year ended December 31, 2009 and notes receivable of $2.4 million which were payable through the year ended December 31, 2013. Given the inherent uncertainty relative to the credit worthiness of the buyers, the Company concluded that it would recognize income from the notes receivable when proceeds were received. The operations of the 3D product line were classified as discontinued operations in the period of the initial sales transactions. In the year ended December 31, 2016, a final settlement payment of $1.0 million was received relative to these sales, resulting in a gain of $649,000 of discontinued operations, net of tax of $351,000. There were no discontinued operations during the years ended December 31, 2018 and 2017.

11. INCOME TAXES
Income tax provisions from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income (loss) from continuing operations before provisions for income taxes	$54,735	$(44,811)	$(14,509)
Provision for income taxes from continuing operations	(392)	(480)	(25,521)
Effective tax rate	0.7%	(1.1)%	(175.9)%

The 2018 and 2017 provision for income tax from continuing operations resulted primarily from estimated foreign taxes and foreign withholding tax expense. The 2016 provision for income tax from continuing operations resulted primarily from the application of a full federal valuation allowance against deferred tax assets.
The Company reported pre-tax book income or loss from continuing operations of (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$49,509	$(23,994)	$(14,656)
Foreign	5,226	(20,817)	147
Total	$54,735	$(44,811)	$(14,509)

The provisions for income taxes from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
U.S. federal	$—	$—	$(1,649)
State and local	(3)	(5)	859
Foreign	(331)	(448)	(442)
Total current	$(334)	$(453)	$(1,232)
Deferred:
U.S. federal	—	—	(24,261)
State and local	—	—	—
Foreign	(58)	(27)	(28)
Total deferred	(58)	(27)	(24,289)
Total provision for income taxes	$(392)	$(480)	$(25,521)

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
On December 22, 2017, the Tax Act was passed into law. Among other changes, the Tax Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In addition, the Act introduced the Base Erosion and Anti-Abuse Tax (the “BEAT”), which creates a new tax on certain related party payments. Some provisions of the Tax Act began to impact the Company in 2017, while other provisions impact the Company beginning in 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the federal tax rate change and other tax effects of the Tax Act.  SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.  In connection with the Company's adoption of the Tax Act and in consideration of SAB 118, the following updates have been made to the Company's income tax provision. In the fourth quarter of 2017, the Company recorded a $12.9 million reduction to deferred tax assets and related valuation allowance in connection with the re-measurement of certain deferred tax assets and liabilities, resulting in no impact to its results of operations. The Company estimated that no current tax expense should be recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings, a provisional estimate at December 31, 2017. The Company completed its analysis of the impacts of the Tax Act in the fourth quarter of 2018 and determined there were no significant adjustments to the provisional tax amounts recorded in the fourth quarter of 2017.
For the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, the Company completed its assessment during the fourth quarter of 2018 and, effective January 1, 2018, elected an accounting policy to record GILTI as period costs if and when incurred. Additionally, the Company concluded that it is has not met the threshold requirements of the BEAT. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with Accounting Standards Codification (ASC) 740, the Company will recognize any effects of the guidance in the period that such guidance is issued.
Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. Significant components of the net deferred tax assets and liabilities consisted of (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$4,968	$13,394
State income taxes	1	1
Deferred revenue	2,347	5,349
Research and development and other credits	9,590	11,447
Reserves and accruals recognized in different periods	3,734	3,088
Basis difference in investment	—	583
Capitalized R&D expenses	3,415	3,623
Depreciation and amortization	472	413
Deferred rent	160	183
Other	6	—
Total deferred tax assets	24,693	38,081
Valuation allowance	(24,398)	(37,680)
Net deferred tax assets	295	401
Foreign credits	(29)	(43)
Other	(17)	—
Net deferred tax liabilities	(46)	(43)
Net deferred taxes	$249	$358

The Company accounts for deferred taxes under ASC 740 which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization ("MLTN") threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2018, based on its assessment of the realizability of its deferred tax assets, the Company continued to maintain a full valuation allowance against all of its federal and state, and certain of its foreign net deferred tax assets.
As of December 31, 2018, the net operating loss carryforwards for federal and state income tax purposes were approximately $0 and $52.9 million, respectively. The state net operating losses begin to expire in 2028. The Company also has net operating loss carryforwards from Ireland of 2.4 million that can be carried forward indefinitely and do not expire. As of December 31, 2018, the Company had federal and state tax credit carryforwards of approximately $9.5 million and $2.3 million, respectively, available to offset future tax liabilities. The federal credit carryforwards will expire between 2019 and 2038 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2018, the Company has Canadian research and development credit carryforwards of $1.6 million, which will expire at various dates through 2038. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.
Section 382 of the Internal Revenue Code (“IRC Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses and credit carryforwards if it experiences an “ownership change” as defined by IRC Section 382. Utilization of a portion of the Company’s federal net operating loss carryforward was limited in accordance with IRC Section 382, due to an ownership change that occurred during 1999. This limitation has fully lapsed as of December 31, 2010. As of December 31, 2018, the Company conducted an IRC Section 382 analysis with respect to its net operating loss and credit carryforwards and determined there was no limitation. There can be no assurance that future issuances of the Company’s securities will not trigger limitations under IRC Section 382 which could limit utilization of these tax attributes.
For purposes of the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate, a national U.S. 21% rate is applied for 2018, the year in which the Tax Act took effect. For prior years presented in the table below, the national U.S. rate of 35%, the rate in effect prior to the Tax Act change, was applied for the reconciliation between the provision for income taxes at the statutory rate and the effective tax rate:

	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
Sale of IP rights to foreign subsidiary	—%	—%	(13.8)%
Foreign withholding	0.1%	(0.2)%	(1.2)%
Stock compensation expense	(1.0)%	(2.0)%	(6.6)%
Foreign rate differential	(1.5)%	(17.0)%	(1.2)%
Prior year true-up items	—%	(0.1)%	(0.3)%
Tax reserves	(1.3)%	(0.1)%	1.8%
Loss on expiration of capital loss carryover	1.1%	—%	—%
Credits	(0.1)%	0.4%	1.6%
Other	0.9%	—%	(1.6)%
2017 Tax Act impact	1.1%	(28.7)%	—%
Valuation allowance	(19.6)%	11.6%	(193.4)%
State refunds	—%	—%	3.8%
Effective tax rate	0.7%	(1.1)%	(175.9)%

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to withholding taxes payable to various foreign countries. As of December 31, 2018, any foreign withholding taxes on the undistributed earnings of the Company’s foreign subsidiaries were immaterial.
The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Balance at beginning of year	$4,672	$6,232	$6,285
Gross increases for tax positions of prior years	—	—	—
Gross decreases for federal tax rate change for tax positions of prior years	—	(1,670)	(22)
Gross increases for tax positions of current year	45	110	111
Lapse of statute of limitations	(106)	—	(142)
Balance at end of year	$4,611	$4,672	$6,232

The unrecognized tax benefits relate primarily to federal and state research and development credits and intercompany profit on the transfer of certain IP rights to one of the Company’s foreign subsidiaries as part of the Company’s tax reorganization described above. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2018, the Company accrued interest or penalties related to uncertain tax positions in the amount of $18,000. As of December 31, 2018, the total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $97,000.
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

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Numerator:
Income (loss) from continuing operations	$54,343	$(45,291)	$(40,030)
Income from discontinued operations, net of tax	$—	$—	$649
Net income (loss) used in computing basic net income (loss) per share	$54,343	$(45,291)	$(39,381)
Denominator:
Shares used in computation of basic net income (loss) per share (weighted average common shares outstanding)	30,459	29,179	28,759
Dilutive potential common shares:
Stock options, ESPP, Restricted Stock and RSUs	948	—	—
Shares used in computation of diluted net income (loss) per share	31,407	29,179	28,759

Basic net income (loss) per share:
Continuing Operations	$1.78	$(1.55)	$(1.39)
Discontinued Operations	$—	$0.00	$0.02
Total	$1.78	$(1.55)	$(1.37)

Diluted net income (loss) per share:
Continuing Operations	$1.73	$(1.55)	$(1.39)
Discontinued Operations	$—	$0.00	$0.02
Total	$1.73	$(1.55)	$(1.37)

The Company includes the underlying market condition stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met.
For the year ended December 31, 2018, options to purchase approximately 0.4 million shares of common stock with an exercise price greater than the average fair market value of the Company’s stock of $11.37 per share were not included in the calculation because the effect would have been anti-dilutive.
As of December 31, 2017 and 2016, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share for the year ended December 31, 2017 and 2016, since their effect would have been anti-dilutive. These outstanding securities consisted of the following:

	December 31,
	2017	2016
Standard and market condition stock options outstanding	3,550,072	3,646,121
Restricted stock awards outstanding	44,538	77,540
RSUs outstanding	508,880	427,192
ESPP	14,425	17,506

13. EMPLOYEE BENEFIT PLAN
The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Contributions may be matched by the Company at its discretion. The Company matched 50% of the employee’s contribution up to $4,000 for 2018 and 2017, and 25% of the employee's contribution up to $3,000 for 2016. From 2008 to 2015, the Company matched 25% of the employee's contribution up to $2,000 every year.

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Company contribution to 401 (k) plan	$141	$259	$172

14. COMMITMENTS
The Company leases several of its facilities under non-cancelable operating lease arrangements that expire at various dates through 2024.
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
Minimum future lease payments obligations are as follows (in thousands):

Operating Leases
2019	$1,168
2020	1,049
2021	1,031
2022	1,059
2023	450
Thereafter	23
Total	$4,780

Rent expense was as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Rent expense	$1,181	$1,307	$1,283

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
As discussed in Part II, Item 1 (Legal Proceedings), on April 28, 2017, the Company and Immersion Software Ireland Limited (collectively, “Immersion”) received a letter from Samsung Electronics Co. (“Samsung”) requesting that the Company reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept the Company's arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. We filed an appeal with the Korea Administrative Court on February 15, 2019.
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against Immersion demanding that the Company reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. The International Chamber of Commerce has set the deadline for rendering the final award to February 28, 2019. The Company denies liability, and, as discussed in Part II, Item 1 (Legal Proceedings), the arbitration matter is ongoing. The Company believes that there are valid defenses to all of the claims from the Korean tax authorities and that Samsung’s claims are without merit. The Company intends to vigorously defend against these claims and as a result, Immersion has concluded that the likelihood of a material charge resulting from this claim is remote. In the event Samsung were to prevail in the arbitration in advance of the conclusion of the appeal with the Korea Administrative Court, the Company could be required to make a payment to Samsung even though it would later be reimbursed should the Company prevail in the appeal.
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
Revenue by Market Area
The following is a summary of revenues by market areas. Revenue as a percentage of total revenues by market was as follows:

	Years Ended December 31,
	2018	2017	2016
Mobile, Wearables, and Consumer	81%	48%	57%
Gaming Devices	5%	31%	24%
Automotive	13%	15%	7%
Medical	1%	6%	12%
Total	100%	100%	100%

Revenue by Region
The following is a summary of revenues by geographic areas. Revenues are broken out geographically by the location of the customer. Geographic revenue as a percentage of total revenues by region was as follows:

	Years Ended December 31,
	2018	2017	2016
North America	77%	22%	32%
Europe	11%	15%	8%
Asia	12%	63%	60%
Total	100%	100%	100%

Geographic revenue as a percentage of total revenues by country was as follows:

	Years Ended December 31,
	2018	2017	2016
United States of America	77%	22%	26%
Japan	*	39%	11%
Korea	*	18%	47%
Other countries with less than 10% in a year	23%	21%	16%
Total	100%	100%	100%
* Represents less than 10% of the Company’s total revenue for the year presented.
Long-lived Assets by Country
Long-lived assets include net property and equipment, intangibles, and other assets. The following is a summary of geographic long-lived assets as a percentage of total long-lived assets by country:

	December 31,
	2018	2017
United States of America	91%	83%
Canada	8%	8%
Rest of World	1%	9%
Total	100%	100%

Significant Customers
Customers comprising 10% or greater of the Company’s net revenues are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
Apple Inc.	69%	—%	—%
Samsung Electronics	—%	—%	33%
Customer A	—%	20%	13%
Customer B	*	18%	14%
Customer C	*	11%	2%
Total	69%	49%	62%
* Represents less than 10% of the Company’s total revenue for the year presented.
Customers comprising 10% or greater of the Company’s outstanding accounts and other receivable are summarized as follows:

	December 31,
	2018	2017	2016
Customer D	55%	—%	—%
Customer E	36%	—%	—%
Customer F	—%	55%	—%
Customer G	—%	26%	46%
Customer B	—%	—%	18%
Customer H	—%	—%	16%

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table presents certain consolidated statement of operations data for the Company’s eight most recent quarters:

	Dec 31,	Sept 30,	June 30,	Mar 31,	Dec 31,	Sept 30,	June 30,	Mar 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(In thousands, except per share amounts)
Revenues (1)	$10,867	$8,552	$6,144	$85,416	$6,896	$11,863	$7,030	$9,224
Gross profit	10,839	8,491	6,050	85,381	6,857	11,802	6,976	9,181
Operating income (loss)	(3,546)	(5,163)	(8,295)	70,105	(12,216)	(5,443)	(14,911)	(12,852)
Income (loss) before provision for taxes	(3,063)	(4,618)	(7,920)	70,336	(12,109)	(5,243)	(14,746)	(12,713)
Benefit (provision) for income taxes	(79)	(22)	162	(453)	(185)	(44)	(99)	(152)
Net income (loss)	(3,142)	(4,640)	(7,758)	69,883	(12,294)	(5,287)	(14,845)	(12,865)
Basic net income (loss) per share (2)	(0.10)	(0.15)	(0.25)	2.35	(0.42)	(0.18)	(0.51)	(0.44)
Shares used in calculating basic net income (loss) per share	30,814	30,780	30,527	29,700	29,250	29,245	29,193	29,024
Diluted net income (loss) per share (2)	(0.10)	(0.15)	(0.25)	2.29	(0.42)	(0.18)	(0.51)	(0.44)
Shares used in calculating diluted net income (loss) per share	30,814	30,780	30,527	30,566	29,250	29,245	29,193	29,024
(1) Revenue increased significantly in the first quarter of 2018 primarily resulted from a change in accounting policy arising from the adoption of ASC 606 effective January 1, 2018.
(2) The quarterly earnings per share information is calculated separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Control and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of December 31, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.
Our management, including our Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Immersion have been detected.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of

December 31, 2018. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on these criteria.
Deloitte and Touche LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in internal control over financial reporting
In conjunction with the adoption of ASC 606 effective January 1, 2018, we implemented internal controls during 2018 to ensure we have adequately evaluated our contracts and properly assessed the impact of the adoption on our financial statements. We do not expect significant changes to our internal controls over financial reporting due to the adoption of ASC 606.

Item 9B.  Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Immersion Corporation
San Jose, California

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Immersion Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue in fiscal year 2018 due to the adoption of ASC 606.
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
February 27, 2019

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

Item 10.   Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K and the remaining information required by Item 10 is incorporated by reference from the sections entitled “Election of Directors,” “Corporate Governance,” “Ownership of Our Equity Securities,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Audit Committee Report” in Immersion’s definitive Proxy Statement for its 2019 annual stockholders’ meeting.

Item 11.   Executive Compensation
The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors,” “Director Compensation,” “Corporate Governance,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2019 annual stockholders’ meeting.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the section entitled “Ownership of Our Equity Securities” and “Equity Compensation Plan Information” in Immersion’s definitive Proxy Statement for its 2019 annual stockholders’ meeting.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the section entitled “Corporate Governance” and “Related Person Transactions” in Immersion’s definitive Proxy Statement for its 2019 annual stockholders’ meeting.

Item 14.   Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2019 annual stockholders’ meeting.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
The following documents are filed as part of this Form:

1	Financial Statements

2	Financial Statement Schedules
The following financial statement schedule of Immersion Corporation for the years ended December 31, 2018, 2017, and 2016 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Immersion Corporation.

Page
Schedule II—Valuation and Qualifying Accounts	86
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3	Exhibits:
The following exhibits are filed herewith:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016.	8-K	000-27969	3.1	November 4, 2016
3.2	Amended and Restated Certificate of Incorporation of Immersion Corporation.	8-K	000-27969	3.1	June 2, 2017
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock.	8-K	000-27969	3.1	July 29, 2003
3.4	Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	December 27, 2017
4.1	Rights Agreement, dated as of December 27, 2017, between Immersion Corporation as the Company, and Computershare Trust Company, N.A. as Rights Agent	8-K	000-27969	4.1	December 27, 2017
10.1*	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder.	S-1/A	333-86361	10.21	October 5, 1999
10.2#	Settlement Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3	333-108607	10.3	September 8, 2003
10.3#	License Agreement dated July 25, 2003 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.4	February 13, 2004
10.4	Letter Agreement dated March 18, 2004 by and between Microsoft Corporation and Immersion Corporation.	S-3/A	333-108607	10.10	March 25, 2004
10.5*	Form of Indemnity Agreement.	S-3/A	333-108607	10.11	March 25, 2004
10.6#	Agreement by and among Sony Computer Entertainment America Inc., Sony Computer Entertainment Inc., and Immersion Corporation dated March 1, 2007.	10-Q	000-27969	10.37	May 10, 2007
10.7*	2007 Equity Incentive Plan.	8-K	000-27969	99.1	June 12, 2007
10.8*	Form of Stock Option Agreement (U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.4	June 12, 2007
10.9*	Form of Stock Option Agreement (Non-U.S. Participant) for 2007 Equity Incentive Plan.	8-K	000-27969	99.5	June 12, 2007
10.10*	Settlement Agreement dated August 25, 2008 by and between Microsoft Corporation and Immersion Corporation.	10-Q	000-27969	10.45	November 7, 2008
10.11*	Employment Agreement dated October 21, 2009 by and between Immersion Corporation and Victor Viegas.	10-K	000-27969	10.42	March 30, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.12*	Form of 2018 Executive Incentive Plan.	10-Q	000-27969		May 7, 2010
10.13*	Immersion Corporation 2011 Equity Incentive Plan	8-K	000-27969	10.1	June 7, 2017
10.14*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.2	August 5, 2011
10.15*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.3	August 5, 2011
10.16*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.4	August 5, 2011
10.17	Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	10.2	November 7, 2011
10.18	Amendment No. 1, Effective as of August 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of January 1, 2013.	10-Q	000-27969	10.1	November 6, 2013
10.19	Amendment No. 2, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of March 19, 2014.	10-Q	000-27969	10.1	May 6, 2014
10.20*	2011 Equity Incentive Plan (incorporated by reference to Annex A of Schedule 14A, File No. 000-27969, filed on April 22, 2014).	10-Q	000-27969	10.1	August 1, 2014
10.21	Amendment No. 3, Effective as of January 1, 2013, to Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. entered into as of August 14, 2014.	10-Q	000-27969	10.1	October 31, 2014
10.22	First Amendment to Office Lease dated November 12, 2014 by and between Immersion Corporation and BSREP Rio Robles LLC	8-K	000-27969	10.1	November 14, 2014
10.23*	Offer Letter dated November 24, 2014 by and between Immersion Corporation and Mahesh Sundaram.	10-K	000-27969	10.34	February 27, 2015
10.24*	Offer Letter dated August 22, 2016 by and between Immersion and Nancy Erba	8-K	000-27969	10.1	September 7, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.25*	Retention and Ownership Change Agreement dated August 22, 2016 by and between Immersion and Nancy Erba	8-K	000-27969	10.2	September 7, 2016
10.26#	Amendment No. 4, Effective as of January 1, 2013, to the Amended and Restated License Agreement by and between Immersion Software Ireland Limited, Immersion Corporation, and Samsung Electronics Co., Ltd. Entered into as of July 11, 2016.	10-Q	000-27969	10.1	November 4, 2016
10.27*	Employment Agreement dated December 6, 2017 between Immersion and Carl Schlachte	8-K	000-27969	10.1	December 12, 2017
10.28	Separation Agreement dated January 2, 2018 between Immersion and Victor Viegas	8-K/A	000-27969	10.2	January 3, 2018
10.29	Separation Agreement dated December 27, 2017 between Immersion and Mahesh Sundaram	8-K/A	000-27969	10.1	January 3, 2018
10.30	Cooperation Agreement dated February 6, 2017 by and among Immersion Corporation and VIEX Opportunities Fund, LP - Series One, VIEX Special Opportunities Fund II, LP, VIEX GP, LLC, VIEX Special Opportunities GP II, LLC, VIEX Capital Advisors, LLC, and Eric Singer.	8-K	000-27969	10.1	February 7, 2017
10.31#	Settlement and License Agreement, between Immersion and Apple Inc., dated as of January 26, 2018	10-Q/A	01-38334	10.2	July 31, 2018
10.32	Cooperation Agreement dated May 11, 2018 by and among Immersion Corporation and VIEX Opportunities Fund, LP - Series One, VIEX Special Opportunities Fund II, LP, VIEX GP, LLC, VIEX Special Opportunities GP II, LLC, VIEX Capital Advisors, LLC, and Eric Singer.	8-K	01-38334	10.1	May 11, 2018
10.33*	Amended and Restated Retention and Ownership Change Agreement dated February 26, 2018 by and between Immersion and Nancy Erba	10-Q	01-38334	10.4	May 11, 2018
10.34*	Amended and Restated Retention and Ownership Change Agreement dated February 26, 2018 by and between Immersion and Anne Marie Peters	10-Q	01-38334	10.6	May 11, 2018
10.35*	Letter Agreement between Immersion Corporation and Tom Lacey dated August 21, 2018	8-K	01-38334	99.1	August 22, 2018
10.36*	Employment Agreement between Immersion Corporation and Tom Lacey dated October 29, 2018	8-K	01-38334	10.1	October 30, 2018
10.37*	Employment Agreement between Immersion and Ramzi Haidamus dated December 31, 2018	8-K	01-38334	10.1	January 7, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference	Filed Herewith

21.1	Subsidiaries of Immersion Corporation.		X
23.1	Consent of Independent Registered Public Accounting Firm.		X
31.1	Certification of Ramzi Haidamus, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1+	Certification of Ramzi Haidamus, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2+	Certification of Nancy Erba, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Report Instance Document		X
101.SCH	XBRL Taxonomy Extension Schema Document		X
101.CAL	XBRL Taxonomy Calculation Linkbase Document		X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X
101.LAB	XBRL Taxonomy Label Linkbase Document		X
101.PRE	XBRL Presentation Linkbase Document		X

#	Confidential treatment has been granted for portions of this exhibit by the SEC.

*	Constitutes a management contract or compensatory plan.

+
This certification is deemed not filed for purposes of section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, as amended, or the Exchange Act, as amended.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 27, 2019

IMMERSION CORPORATION

By	/S/ NANCY ERBA
Nancy Erba
Chief Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ramzi Haidamus and Nancy Erba, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ RAMZI HAIDAMUS	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
Ramzi Haidamus

/S/ NANCY ERBA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019
Nancy Erba

/S/ SHARON HOLT	Chairman of the Board and Director	February 27, 2019
Sharon Holt

/S/ TOM LACEY	Director	February 27, 2019
Tom Lacey

/S/ DAVID SUGISHITA	Director	February 27, 2019
David Sugishita

/S/ KENNETH TRAUB	Director	February 27, 2019
Kenneth Traub

/S/ JOHN VESCHI	Director	February 27, 2019
John Veschi

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs (Recoveries)	Balance at End of Period
(In thousands)
Year ended December 31, 2018
Allowance for doubtful accounts	$—			$—
Year ended December 31, 2017
Allowance for doubtful accounts	$—	$—	$—	$—
Year ended December 31, 2016
Allowance for doubtful accounts	$15	$2	$17	$—