Form 10-Q
period 2019-03-31
IMMERSION CORP
filed 2019-05-10
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer," “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	IMMR	NASDAQ Global Market

Number of shares of common stock outstanding at May 1, 2019: 31,553,719.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$102,654	$110,988
Short-term investments	14,959	13,930
Accounts and other receivables	1,505	1,051
Prepaid expenses and other current assets	8,774	9,856
Total current assets	127,892	135,825
Property and equipment, net	2,144	2,343
Other assets, net	18,445	7,827
Total assets	$148,481	$145,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,375	$3,612
Accrued compensation	1,360	3,948
Other current liabilities	6,314	3,194
Deferred revenue	4,816	4,591
Total current liabilities	24,865	15,345
Long-term deferred revenue	29,074	30,203
Other long-term liabilities	3,609	787
Total liabilities	57,548	46,335
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 38,375,744 and 37,652,498 shares issued, respectively; 31,552,597 and 30,829,351 shares outstanding, respectively	248,698	246,415
Accumulated other comprehensive income	122	116
Accumulated deficit	(109,537)	(98,521)
Treasury stock at cost: 6,823,147 and 6,823,147 shares, respectively	(48,350)	(48,350)
Total stockholders’ equity	90,933	99,660
Total liabilities and stockholders’ equity	$148,481	$145,995
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Royalty and license	$5,047	$85,335
Development, services, and other	75	81
Total revenues	5,122	85,416
Costs and expenses:
Cost of revenues	15	35
Sales and marketing	1,609	1,220
Research and development	2,302	2,820
General and administrative	12,695	11,236
Total costs and expenses	16,621	15,311
Operating income (loss)	(11,499)	70,105
Interest and other income	598	231
Income (loss) before provision for income taxes	(10,901)	70,336
Provision for income taxes	(115)	(453)
Net income (loss)	$(11,016)	$69,883
Basic net income (loss) per share	$(0.35)	$2.35
Shares used in calculating basic net income (loss) per share	31,089	29,700
Diluted net income (loss) per share	$(0.35)	$2.29
Shares used in calculating diluted net income (loss) per share	31,089	30,566
Other Comprehensive Income
Change in unrealized gains on short-term investments	6	5
Total Other Comprehensive Income	6	5
Total Comprehensive Income (loss)	$(11,010)	$69,888
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2017	35,950,518	$228,046	$99	$(171,616)	6,685,690	$(46,872)	$9,657
Net income				69,883			69,883
Unrealized gain on available-for-sale securities, net of taxes			5				5
Issuance of stock for ESPP purchase	13,834	98					98
Exercise of stock options, net of shares withheld for employee taxes	922,842	6,072					6,072
Release of restricted stock units and awards, including related stock compensation	156,781						—
Stock based compensation		1,222					1,222
Effect of change in accounting policy (1)				18,335			18,335
Balances at March 31, 2018	37,043,975	$235,438	$104	$(83,398)	6,685,690	$(46,872)	$105,272

(1) Effect of adoption of ASC 606 effective January 1, 2018. See Note 2. Revenue Recognition for additional information.

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2018	37,652,498	$246,415	$116	$(98,521)	6,823,147	$(48,350)	$99,660
Net loss				(11,016)			(11,016)
Unrealized gain on available-for-sale securities, net of taxes			6				6
Issuance of stock for ESPP purchase	13,479	109					109
Exercise of stock options, net of shares withheld for employee taxes	11,771	71					71
Release of restricted stock units and awards, including related stock compensation	697,996						—
Stock based compensation		2,103					2,103
Balances at March 31, 2019	38,375,744	$248,698	$122	$(109,537)	6,823,147	$(48,350)	$90,933

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows provided by (used in) operating activities:
Net income (loss)	$(11,016)	$69,883
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	205	227
Stock-based compensation	2,103	1,222
Deferred income taxes	117	67
Other non cash items	—	26
Changes in operating assets and liabilities:
Accounts and other receivables	(454)	(1,861)
Prepaid expenses and other current assets	1,028	116
Other assets	(11,419)	(4,524)
Accounts payable	8,763	(2,391)
Accrued compensation	(2,588)	(1,581)
Other current liabilities	2,092	(600)
Deferred revenue	(904)	25,197
Other long-term liabilities	4,495	422
Net cash provided by (used in) operating activities	(7,578)	86,203
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(8,930)	(8,861)
Proceeds from maturities of short-term investments	8,000	11,000
Purchases of property and equipment	(6)	(6)
Net cash provided by (used in) investing activities	(936)	2,133
Cash flows provided by financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	109	98
Proceeds from stock options exercises	71	6,072
Net cash provided by financing activities	180	6,170
Net increase (decrease) in cash and cash equivalents	(8,334)	94,506
Cash and cash equivalents:
Beginning of period	110,988	24,622
End of period	$102,654	$119,128
Supplemental disclosure of cash flow information:
Cash paid for taxes	$23	$90
Supplemental disclosure of noncash operating, investing, and financing activities:
Release of restricted stock units and awards under company stock plan	$6,680	$1,860

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with GAAP. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2018. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.
The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition
The Company adopted the Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)" ("Accounting Standard Codification 606", "ASC 606"), effective January 1, 2018 using the modified retrospective transition method where the cumulative effect of the initial application is recognized as an adjustment to the opening balance of the accumulated deficit at January 1, 2018, the date of adoption. Refer to Note 2 to the condensed consolidated financial statements for the Company's revenue recognition accounting policy.
Leases
The Company leases all of its office spaces, and all leases are operating leases accounted for as right-of-use ("ROU") assets and lease liability obligations in the Company's condensed consolidated balance sheets under Other assets, and Other current liabilities and Other Liabilities, respectively. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liability obligations represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The Company has lease agreements that combine lease and non-lease components, and the Company elects to account for such components as a single lease component. As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU asset also includes any lease payments made and excludes lease incentives and direct costs. Lease expense is recognized on a straight-line basis over the lease term. The Company elects to not present leases with an initial term of 12 months or less on its condensed consolidated balance sheet. See Note 11 for further information on ASC 842 adoption.
Recently Adopted Accounting Pronouncements
In July 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-09 "Codification Improvement" ("ASU 2018-09"). This ASU amends a wide variety of Topics in the Codification issued by FASB with technical corrections, clarifications, and other minor improvements, and should eliminate the need for periodic agenda requests for narrow and incremental items. Many of the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2018 for public entities. The Company adopted this ASU as of January 1, 2019. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). This ASU expands the scope of Topic 718 to include share-based payment transaction for acquiring goods and services from nonemployees and supersede subtopic 505-50. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted but no earlier than adoption of Topic 606. The Company adopted this ASU as of January 1, 2019. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02 "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company adopted this ASU as of January 1, 2019. The amount of stranded tax effects that was reclassified from accumulated other comprehensive loss to retained earnings was not material to the Company's condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 Leases: Topic 842 (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. Subsequently, the FASB issued numerous amendments to the initial guidance including ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, "ASC 842"). ASC 842 requires that a lessee should recognize a liability to make lease payments (" lease liabilities") and a ROU asset representing its right to use the underlying asset for the lease term on the balance sheet. ASC 842 also requires additional disclosures related to key information about leasing arrangements, including but not limited to, amounts, timing, and uncertainty of cash flows arising from leases.
The Company adopted ASC 842 on January 1, 2019 (the "Adoption Date"), using the alternative modified transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the Adoption Date with prior periods not restated. The Company elected certain practical expedients including 1) not to reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases, 2) not to use hindsight to determine lease terms, 3) to not separate non-lease components within our lease portfolio, and 4) not to present leases with an initial term of 12 months or less on its condensed consolidated balance sheets. The adoption of ASC 842 resulted in the recognition of ROU assets of $4.0 million, and lease liabilities for operating leases of $4.9 million. There was no cumulative effect adjustment recognized on the beginning retained earnings as a result of the adoption. The comparative period presented in this Form 10-Q reflect the former lease accounting guidance. See Note 11 to the condensed consolidated financial statements for further information regarding the impact of the adoption of ASC 842 on the Company's condensed consolidated financial statements.

2. REVENUE RECOGNITION
Revenue Recognition Accounting Policy
The Company's revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue.
Fixed fee license revenue
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
If a fixed fee license agreement contains only Performance Obligation A, the Company will recognize most or all of the revenue from the agreement at the inception of the contract. For fixed fee license agreements that contain both Performance Obligation A and B, the Company will allocate the transaction price based on the standalone price for each of the two performance obligations. The Company uses a number of factors primarily related to the attributes of its patent portfolio to estimate standalone prices related to Performance Obligation A and B. Once the transaction price is allocated, the portion of the transaction price allocable to Performance Obligation A will be recognized in the quarter the license agreement is signed and the customer can benefit from rights provided in the contract, and the portion allocable to Performance Obligation B will be recognized on a straight-line basis over the contract term. For such contracts, a contract liability account will be established and included within "deferred revenue" on the condensed consolidated balance sheet. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.
Some of the Company's license agreements contain fixed fees related to past infringements. Such fixed fees are recognized as revenue or recorded as a deduction to the Company's operating expense in the quarter the license agreement is signed.
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
Per-unit Royalty revenue
ASC 606 requires an entity to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As the Company generally does not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows the Company to adequately review the reports and include the actual amounts in its quarterly results for such quarter, the Company accrues the related revenue based on estimates of its licensees’ underlying sales, subject to certain constraints on its ability to estimate such amounts. The Company develops such estimates based on a combination of available data including, but not limited to, approved customer forecasts, a lookback at historical royalty reporting for each of its customers, and industry information available for the licensed products.
As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. The Company recorded adjustments to increase revenue by $149,000 during the three months ended March 31, 2019, which adjustments represent the difference between per-unit royalty based on actual sales occurred in the fourth quarter of 2018 reported by the Company's licensees in the first quarter of 2019, and the estimate of per-unit royalty for the fourth quarter of 2018 that was reported as revenue during the fourth quarter of 2018. The Company had no true-ups for the three months ended March 31, 2018.
Certain of the Company's per-unit royalty agreements contains a minimum royalty provision which sets forth minimum amounts to be received by the Company during the contract term. Under ASC 606, minimum royalties are considered a fixed transaction price to which the Company will have an unconditional right once all other performance obligations, if any, are satisfied. The Company recognizes all minimum royalties as revenue at the inception of the license agreement, or in the period in which all remaining revenue recognition criteria have been met. The Company accounts for the unbilled minimum royalties as contract assets on a contract basis on its condensed consolidated balance sheets, and the balance of such contract assets will be reduced by the actual royalties to be reported by the licensee during the contract term until fully utilized, after which point any excess per-unit royalties reported will be recognized as revenue. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.
Payments of per-unit royalties typically are due within 30 to 60 days from the end of the calendar quarter in which the underlying sales took place.
Development, services, and other revenue
As the performance obligation related to the Company's development, service and other revenue is satisfied over a period of time, the Company recognizes such revenue evenly over the period of performance obligation, which is generally consistent with the contractual term.

Disaggregated Revenue
The following table presents the disaggregation of the Company's revenue for the three months ended March 31, 2019 and 2018 under ASC 606.

	Three Months Ended March 31,
	2019	2018
Fixed fee license revenue	$1,740	$75,756
Per-Unit royalty revenue	3,307	9,579
Total royalty and license revenue	5,047	85,335
Development, services, and other revenue	75	81
Total revenues	$5,122	$85,416

As of March 31, 2019, the Company had contract assets of $8.0 million included within prepaid expenses and other current assets, and $7.2 million included within other non-current assets, net, on the condensed consolidated balance sheets. The balance of these contract assets decreased by $1.0 million during the three months ended March 31, 2019 primarily due to actual royalties billed during the three months ended March 31, 2019 that reduced the minimum royalties recognized in contract assets. The balance of the contract assets as of March 31, 2019 also included the Company's estimate of per-unit royalty related to the underlying sales that occurred in the first quarter of 2019.
Contracted Revenue
Based on contracts signed and payments received as of March 31, 2019, the Company expects to recognize $33.3 million revenue related to Performance Obligation B under the Company's fixed fee license agreements, which is satisfied over time, including $13.5 million over one to three years and $19.8 million over more than three years. Revenue related to Performance Obligation B was $34.5 million as of December 31, 2018. The $1.1 million decrease represents fixed fee license revenue recognized during the three months ended March 31, 2019.

3. FAIR VALUE MEASUREMENTS
Cash Equivalents and Short-term Investments
The Company's financial instruments measured at fair value on a recurring basis are cash equivalents and short-term investments.
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
Instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of March 31, 2019 and December 31, 2018, the Company did not hold any Level 3 instruments.

Financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are classified based on the valuation technique in the table below (in thousands):

	March 31, 2019
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$70,848	—	—	$70,848
U.S. Treasury securities	—	14,959	$—	14,959
Total assets at fair value (1)	$70,848	$14,959	$—	$85,807
(1) The above table excludes $31.8 million of cash held in banks.

	December 31, 2018
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$81,425	—	—	$81,425
U.S. Treasury securities	—	13,930	$—	13,930
Total assets at fair value (2)	$81,425	$13,930	$—	$95,355
(2) The above table excludes $29.6 million of cash held in banks.
The contractual maturities of the Company’s available-for-sale securities on March 31, 2019 and December 31, 2018 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three months ended March 31, 2019 and the year ended December 31, 2018.
Money market accounts are classified as cash equivalents and U.S. Treasury securities (classified as available-for-sale securities), with maturity dates less than one year, are within short-term investments on the Company’s condensed consolidated balance sheets.
Short-term Investments
Short-term investments as of March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$14,960	$—	$(1)	$14,959
Total	$14,960	$—	$(1)	$14,959

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$13,936	$—	$(6)	$13,930
Total	$13,936	$—	$(6)	$13,930

4. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Trade accounts receivable	$967	$645
Other receivables	538	406
Accounts and other receivables	$1,505	$1,051

There was no estimated allowance for doubtful accounts as of March 31, 2019 and December 31, 2018.

5. OTHER ASSETS
Other assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Contract assets - long-term	$7,154	$7,231
Lease assets	3,828	—
Deferred tax assets	295	295
Other assets	7,168	301
Total other assets	$18,445	$7,827
The Company adopted ASC 842 on January 1, 2019 and recognized lease assets on its condensed consolidated balance sheets. See Note 1 and Note 11 to the condensed consolidated financial statements for more detail on ASC 842 adoption.
As of March 31, 2019, the Company recorded a $6.9 million prepayment included in Other assets along with related account payable on the Company's condensed consolidated balance sheets. The prepayment is in relation to a deposit arising from a pending litigation matter with Samsung. See Note 12 for further disclosure.

6. OTHER CURRENT LIABILITIES
Other current liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued legal	$3,708	$1,827
Lease liabilities - current	1,165	—
Income taxes payable	270	204
Other current liabilities	1,171	1,163
Total other current liabilities	$6,314	$3,194

7. STOCK-BASED COMPENSATION
Stock Options and Awards
The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for talented employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant time-based options, market condition-based options, stock appreciation rights, restricted stock ("RSA"), restricted stock units (“RSUs”), performance shares, performance units, and other stock-based or cash-based awards to employees, officers, directors, and consultants. Under this program, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over four years and expire from seven to ten years from the grant date. In addition to time-based vesting, market condition-based options are subject to a market condition where the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be canceled before the expiration of the options. RSAs generally vests over one year. RSUs generally vest over 3 years. Awards granted other than an option or stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued. A summary of the Company's equity incentive plan is as follows (in thousands):

March 31, 2019
Common stock shares available for grant	917
Stock options outstanding	2,268
RSAs outstanding	63
RSUs outstanding	801

Time-Based Stock Options
The following summarizes activities for the time-based stock options for the three months ended March 31, 2019 (in thousands except for weighted average exercise per share and weighted average remaining contractual life data):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	1,862	$9.44	2.85	$751
Granted	269	$9.82
Exercises	(12)	$6.02
Cancelled or expired	(122)	$9.92
Outstanding as of March 31, 2019	1,996	$9.48	2.77	$361
Vested and expected to vest at March 31, 2019	1,996	$9.48	2.77	$348
Exercisable at March 31, 2019	1,466	$9.29	1.56	$283
Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of the Company’s common stock for the options that were in-the-money.

Market Condition-Based Stock Options
In 2014, the Company began to grant market condition-based stock options. These options will vest if the closing price of the Company stock exceeds a certain level for a number of trading days within a specified time frame or the options will be cancelled before the expiration of the options. As of March 31, 2019 and December 31, 2018, the Company had 272,081 market condition-based stock options outstanding. There were no activities during the three months ended March 31, 2019.

Restricted Stock Units
The following summarizes RSU activities for the three months ended March 31, 2019 (in thousands except for weighted average exercise per share and weighted average remaining contractual life data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Service (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	1,091	$10.97	0.67	$9,773
Granted	458	$9.50
Released	(698)	$11.38
Forfeited	(50)	$9.89
Outstanding at March 31, 2019	801	$9.84	1.71	$6,754

Summary of Restricted Stock Awards
The following summarizes RSA activities for the three months ended March 31, 2019 (in thousands except for weighted average exercise per share and weighted average remaining contractual life data):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding as of December 31, 2018	55	$13.02	0.46
Granted	8	$9.94
Released	—	$—
Forfeited	—	$—
Outstanding at March 31, 2019	63	$12.63	0.23

Employee Stock Purchase Plan
Under the Company's 1999 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six months offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1,000,000 shares of common stock has been reserved for issuance under the ESPP. During the three months ended March 31, 2019, 13,479 shares were purchased under the ESPP. As of March 31, 2019, 261,699 shares were available for future purchase under the ESPP.

Stock-based Compensation Expense
The following table summarizes stock-based compensation expenses recognized for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$194	$318
RSUs and RSAs	1,888	879
Employee stock purchases	21	25
Total	$2,103	$1,222

Sales and marketing	$320	$(67)
Research and development	630	256
General and administrative	1,153	1,033
Total	$2,103	$1,222

As of March 31, 2019, there was $7.6 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, RSAs and RSUs. This cost will be recognized over an estimated weighted-average period of approximately 2.86 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

8. STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income for the three months ended March 31, 2019 are as follows (in thousands).

	Unrealized Gains & Losses on Available for sale	Foreign Currency Items	Total
Balance as December 31, 2018	$(6)	$122	$116
Amounts reclassified from accumulated other comprehensive income	6	—	6
Net current period other comprehensive income	6	—	6
Ending balance	$—	$122	$122

Stock Repurchase Program
On November 1, 2007, the Company announced its Board of Directors (the "Board") authorized the repurchase of up to $50.0 million of the Company’s common stock (“Stock Repurchase Program”). In addition, on October 22, 2014, the Board authorized another $30.0 million under the share repurchase program. The Company may repurchase its common stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
There were no stock repurchases during the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Stock Repurchase Program remains available with approximately 33.4 million that may yet be purchased under this program.

9. INCOME TAXES
Income tax provisions consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Income (loss) before provision for income taxes	$(10,901)	$70,336
Provision for income taxes	$(115)	$(453)
Effective tax rate	(1.1)%	0.6%
The provision for income tax for the three months ended March 31, 2019 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. The Company continues to carry a full valuation allowance on its federal deferred tax assets. As a result, no provision for income generated from the Company's U.S. territory was included in the calculation of the effective tax rate, which was the main reason for the difference between the statutory tax rate and effective tax rate. The provision for income tax for the three months ended March 31, 2018 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate.
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
The Company concluded that it is has not met the threshold requirements of the BEAT. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, Income Taxes ("ASC 740"), the Company will recognize any effects of the guidance in the period that such guidance is issued.
As of March 31, 2019, the Company had unrecognized tax benefits under ASC 740 Income Taxes of approximately $4.6 million and applicable interest of $19,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $97,000. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.
As of March 31, 2019, the Company had net deferred income tax assets of $295,000 consisting primarily of foreign net operating loss carryforwards, and deferred income tax liabilities of $46,000. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.
The Company maintains a valuation allowance of $24.4 million against certain of its deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that the Company determines the deferred tax assets are realizable based on its assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for any dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes stock options, RSUs, RSAs and ESPP.
The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts).

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss)	$(11,016)	$69,883
Denominator:
Weighted-average common stock outstanding, basic	31,089	29,700
Dilutive effect of potential common shares:
Stock options, RSUs, RSA and ESPP	—	866
Total shares, diluted	31,089	30,566
Basic net income (loss) per share	$(0.35)	$2.35
Diluted net income (loss) per share	$(0.35)	$2.29

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
For the three months ended March 31, 2019, the following outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

March 31, 2019
Stock options	2,268
RSUs	63
RSAs	801

11. LEASES
The Company leases all of its office spaces and has various operating leases that expire through 2024. On January 1, 2019 ("Adoption Date"), the Company adopted ASC 842, Leases, using the alternative modified transition method to apply the standard and measure leases existed at, or entered into after the Adoption Date. Upon adoption of ASC 842, the Company recognized operating lease liabilities of $4.9 million, which represents the present value of the remaining lease payments of outstanding leases as of the Adoption Date using an estimated incremental borrowing rate of 3.25%, which is also the Company's weighted average interest rate as of March 31, 2019. The Company also recognized ROU assets of $4.0 million which represent the Company's right to use an underlying asset for the lease term. In conjunction with the adoption of ASC 842, the Company elected the following practical expedients: (i) combining lease and non-lease components, (ii) leases with an initial term of 12 months or less are not recorded in the condensed consolidated balance sheets, and the associated lease payments are recognized in the condensed consolidated statements of operations on a straight-line basis over the lease term, and (iii) applying discount rates to operating leases using a portfolio approach.
There was no cumulative-effect adjustment recognized on the beginning retained earnings as a result of the adoption. The comparative periods presented in this Form 10-Q reflect the former lease accounting guidance.
Below is a summary of our ROU assets and lease liabilities as of the Adoption Date and March 31, 2019, respectively (in thousands):

	Balance Sheets Classification	March 31, 2019	January 1, 2019
Assets
Operating lease assets	Other assets	$3,828	$4,048
Liabilities
Operating lease liabilities - current	Other current liabilities	1,165	1,157
Operating lease liabilities - long-term	Other long-term liabilities	3,445	3,693
Total lease liabilities		$4,610	$4,850

The table below provides supplemental information related to operating leases during the three months ended as of March 31, 2019 (in thousands except for lease term):

Cash paid within operating cash flow	$281
Weighted average lease terms (in years)	4.08

Operating lease ROU assets and liabilities commencing after the Adoption Date are recognized at commencement date based on the present value of lease payments over the lease term. Under ASC 842, all operating lease expenses are recognized on a straight-line basis over the lease term. During the three months ended March 31, 2019, the Company recognized operating lease expense of $265,000 compared to $319,000 for the three months ended March 31, 2018. As of December 31, 2018, the Company had $764,000 in deferred rent which represented unamortized lease incentives on its outstanding leases and was recorded as a reduction to the ROU assets recognized at the Adoption Date.
Minimum future lease payments obligations as of March 31, 2019 are as follows (in thousands):

For the Years Ending December 31,
2019	$947
2020	1,209
2021	1,189
2022	1,166
2023	452
Thereafter	24
Total	$4,987

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
As discussed in Part II, Item 1 (Legal Proceedings), on April 28, 2017, the Company and Immersion Software Ireland Limited (collectively, “Immersion”) received a letter from Samsung Electronics Co. (“Samsung”) requesting that the Company reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept the Company's arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. We filed an appeal with the Korea Administrative Court on February 15, 2019. The first hearing is scheduled for May 30, 2019.
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against Immersion demanding that the Company reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. On March 27, 2019, the Company received the final award. The award ordered Immersion to pay Samsung KRW 7,841,324,165 (approximately $6.9 million), which Immersion paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017; and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454.
The Company believes that there are valid defenses to all of the claims from the Korean tax authorities. The Company intends to vigorously defend against the claims from the Korean tax authorities. As the Company believes that the likelihood of a material charge resulting from the appeal with the Korean Administrative Court is remote, the $6.9 million was recorded as a deposit included in Other assets on the Company's condensed consolidated balance sheet as of March 31, 2019. The Company expects to be reimbursed by Samsung to the extent the Company prevails in the appeal with the Korea Administrative Court.
On October 16, 2017, the Company received a letter from LG Electronics Inc. (“LGE”) requesting that the Company reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.  On November 3, 2017, the Company filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. We intend to appeal such ruling with the Korea Tax Administrative Court. The Company believes that there are valid defenses to the claims raised by the Korean tax authorities and that LGE’s claims are without merit.  The Company intends to vigorously defend itself against these claims and as a result, has concluded that the likelihood of a material charge resulting from the claim from LGE to be remote.

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
We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly owned subsidiaries hold more than 3,600 issued or pending patents worldwide as of March 31, 2019. Our patents cover a wide range of digital technologies and include many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.
We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

CRITICAL ACCOUNTING POLICES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, stock-based compensation, leases, short-term investments, patents and intangible assets, income taxes, contingencies, and litigation. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.
Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. With the exception of our adoption of ASC 842 Leases, there have been no other material changes, during the three months ended March 31, 2019 to the items we disclosed in the section "Critical Accounting Policies and Estimates" included in Item 7 and the section "Significant Accounting Policies" (Note 1) included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2019 AND 2018
Overview
Total revenues for the three months ended March 31, 2019 was $5.1 million, a decrease of $80.3 million, or 94%, compared to $85.4 million for the three months ended March 31, 2018. The decrease was primarily driven by the $74.0 million decrease in fixed fee license revenue and the $6.3 million decrease in per-unit royalty revenue.
Net loss for the three months ended March 31, 2019 was $11.0 million as compared to a net income of $69.9 million for the three months ended March 31, 2018. The $80.9 million change was mainly related to the $80.3 million decrease in total revenues and $605,000 increase in costs and expenses.

REVENUES
The following table sets forth a summary of our revenues for the three months ended March 31, 2019 and 2018 (in thousands except for percentages):

	Three Months Ended March 31
	2019	2018	Change	% Change
Revenues:
Fixed fee license revenue	1,740	75,756	(74,016)	(98)%
Per-unit royalty revenue	3,307	9,579	(6,272)	(65)%
Total royalty and license revenue	5,047	85,335	(80,288)	(94)%
Development, services, and other	75	81	(6)	(7)%
Total revenues	5,122	85,416	(80,294)	(94)%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Royalty and license revenue — Royalty and license revenue is comprised of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software. Royalty and license revenue for the three months ended March 31, 2019 decreased by $80.3 million, or 94%, compared to $85.3 million for the three months ended March 31, 2018.
Per-unit royalty revenue decreased by $6.3 million, or 65%, from $9.6 million for the three months ended March 31, 2018 to $3.3 million for the three months ended March 31, 2019. The decrease was primarily caused by a $5.1 million decrease in automotive royalties due mainly to certain per-unit royalty agreements entered into during the first quarter of 2018 that contain minimum royalty provision for which we recognized the whole set of minimum royalties as revenue at the inception of such agreements. Per-unit royalty revenue from gaming and mobility licensees also decreased by 646,000 and 577,000, respectively, as a result of lower shipments experienced by our licensees in the two markets.
Fixed fee license revenue decreased $74.0 million, or 98%, from $75.8 million for the three months ended March 31, 2018 to $1.7 million for three months ended March 31, 2019. The decrease was primarily related to certain material fixed fee license agreement entered into with our mobility customers during the first quarter of 2018.
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

Development, services and other revenue - Development, services, and other revenue for three months ended March 31, 2019 decreased by $6,000, or 7%, compared to $81,000 for the three months ended March 31, 2018.
Geographically, revenues generated in Asia, North America, and Europe for the three months ended March 31, 2019 represented 48%, 38%, and 14%, respectively, of our total revenue as compared to 3%, 89%, and 8%, respectively, for the three months ended March 31, 2018. The increase in revenue attributable to Asia as a percentage of total revenue was primarily driven by increased revenues from mobility, automotive and gaming customers in Asia. The decrease in revenue attributable to North America as a percentage of total revenue was primarily caused by lower revenues from mobility customers, partially offset by revenue from our automotive and gaming customers in the region. The decrease in revenue attributable to Europe as a percentage of total revenue was mainly caused by decreased revenues from automotive and medical customers in the region.

OPERATING EXPENSES
The following table sets forth a summary of our operating expense for the three months ended March 31, 2019 and 2018 (in thousands except for percentages):

	Three Months Ended March 31,
	2019	2018	Change	% Change
Sales and marketing	$1,609	$1,220	389	32%
% of total revenue	32%	1%
Research and development	$2,302	$2,820	(518)	(18)%
% of total revenue	45%	3%
General and administrative	$12,695	$11,236	1,459	13%
% of total revenue	248%	13%
Sales and Marketing — Our sales and marketing expenses primarily comprised of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and an allocation of facilities costs. Sales and marketing expenses increased $0.4 million, or 32%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily attributable to increased compensation, benefits, and other personnel related costs as a result of higher stock-based compensation expense during the three months ended March 31, 2019 compared to the same period in 2018.
Research and Development — Our research and development expenses are comprised primarily of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses decreased $518,000, or 18%, for the three months ended March 31, 2019 compared to three months ended March 31, 2018 primarily due to a $303,000 decrease in compensation, benefits and other personnel related costs and a $119,000 decrease in facilities related costs. The decrease in compensation, benefits and other personnel related costs was primarily resulted from reduced headcount reflecting redirected development efforts partially offset by an increase in stock-based compensation. We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth in key markets.
General and Administrative — Our general and administrative expenses are comprised primarily of employee compensation and benefits; legal and professional fees; external legal costs for patents; office supplies; travel; and an allocation of facilities costs. General and administrative expenses increased $1.5 million, or 13%, for three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily caused by a $1.2 million increase in legal expenses as we continue to invest in, protect, and defend our extensive IP portfolio, a $528,000 increase in consulting and professional services fees, partially offset by a $428,000 decrease in employee compensation and benefits, consulting fees.

INTEREST AND OTHER INCOME
Interest and Other Income - Interest and other income consists primarily of interest income from cash and cash equivalents and short-term investments, interest on notes receivable, translation exchange rate gains and other income. Interest and other income increased $367,000 during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily driven by higher investment income earned.

PROVISION FOR INCOME TAXES
The following table sets forth a summary of our provision for income taxes for the three months ended March 31, 2019 and 2018 (in thousands except for percentages):

	Three Months Ended March 31,
	2019	2018	Change	% Change
Income (loss) before provision for income taxes	$(10,901)	$70,336
Provision for income taxes	(115)	(453)	$338	(75)%
Effective tax rate	(1.1)%	0.6%

Provision for income tax for the three months ended March 31, 2019 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to carry a full valuation allowance on our federal deferred tax assets. As a result, no provision for income generated from our U.S. territory was included in the calculation of the effective tax rate, which was the main reason for the difference between the statutory tax rate and effective tax rate. Provision for income tax for the three months ended March 31, 2018 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate.
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
We continue to maintain a valuation allowance of $24.4 million against certain of our deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.
We also maintain liabilities for uncertain tax positions. As of March 31, 2019, we had unrecognized tax benefits under ASC 740 of approximately $4.6 million and applicable interest of $19,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000.

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

On March 31, 2019, our cash, cash equivalents, and short-term investments totaled $117.6 million, a decrease of $7.3 million from $124.9 million on December 31, 2018.

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	(7,578)	86,203
Net cash provided by (used in) investing activities	(936)	2,133
Net cash provided by financing activities	180	6,170

Cash provided by (used in) operating activities
Net cash used in operating activities was $7.6 million during the three months ended March 31, 2018 compared to $86.2 million cash provided by operating activities during the three months ended March 31, 2018. The $93.8 million change was primarily due to $80.9 million decrease from $69.9 million net income for the first quarter in 2018 to $11.0 million net loss for the first quarter in 2019, $26.1 million decrease in the year-over-year change in deferred revenue, $6.9 million increase in the year-over-year change in other assets and $1.0 million decrease in the year-over-year change in accrued compensation. These decreases were partially offset by $11.2 million increase in the year-over-year change in accounts payable due mainly to the timing of payments, $4.1 million increase in the year-over-year change in other long-term liabilities, $2.7 million increase in the year-over-year change in other current liabilities and $1.4 million decrease in accounts and other receivables. The decreases in the year-over-year changes in deferred revenue and other assets primarily reflected the effect of the adoption of ASC 606 on January 1, 2018.
Cash provided by (used in) investing activities
Net cash used in investing activities during the three months ended March 31, 2019 was $936,000 compared to $2.1 million cash provided by investing activities during the three months ended March 31, 2018. Net cash used in investing activities during the current period consisted of purchases of short-term investments of $8.9 million partially offset by maturities of short-term investments of $8.0 million.
Cash provided by financing activities
Net cash provided by financing activities during the three months ended March 31, 2019 was $0.2 million, a decrease of $6.0 million compared to $6.2 million cash provided by financing activities during the three months ended March 31, 2018. Net cash provided by financing activities during the three months ended March 31, 2019 consisted of $0.2 million in proceeds stock options exercises and stock purchases under our employee stock purchase plan.
We believe that our cash, cash equivalents, and short-term investments will be sufficient to meet our working capital needs for at least the next twelve months. Of our total cash, cash equivalents, and short-term investments of $117.6 million on March 31, 2019, of which 9% was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations. We will continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash during period of active litigation. At March 31, 2019, there was $33.4 million remaining under our previously-approved share repurchase program. We anticipate that capital expenditures for property and equipment for the year ended December 31, 2019 will be less than $1 million. Cash from operations could also be affected by various risks and uncertainties, including but not limited to the risks detailed in Part II, Item 1A Risk Factors.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2018. Our principal commitments as of March 31, 2019 consisted of obligations under operating leases. There have been no material changes in those obligations during the three months ended March 31, 2019.
As of March 31, 2019, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $4.6 million and applicable interest of $19,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 and Note 11 to the condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements, in particular the impact of ASC 842 adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:
Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $117.6 million as of March 31, 2019, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $72,000 in the fair value of our cash equivalents and short-term investments as of March 31, 2019.
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

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Based on their evaluation as of March 31, 2019, our management with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
On March 8, 2018, we filed a complaint against Samsung in the U.S. District Court for the Eastern District of Texas alleging that the Accused Phones infringe U.S. Patent No 8,619,051, entitled “Haptic Feedback System with Stored Effects,” which covers haptic feedback systems and methods.  In the complaint, we are seeking to stop Samsung from further infringement as well as the recovery of damages.
Samsung filed a response to the Complaint on April 20, 2018. On April 27, 2018, Samsung filed a motion to consolidate this case with the previously-filed case that we filed on August 3, 2017. On May 11, 2018, we filed an opposition to the motion to consolidate.  On June 8, 2018, the Court granted Samsung’s motion to consolidate this case with the previously-filed case. On July 10, 2018, the Court entered a new scheduling order for the consolidated cases, setting the claim construction hearing for October 9, 2018, and the first day of jury selection for May 6, 2019. On July 24, 2018, we filed an amended complaint in the consolidated cases. On September 4, 2018, the Court moved the first day of jury selection to May 13, 2019. On October 15, 2018, the Court issued its Claim Construction Memorandum and Order. The first day of jury selection is scheduled for May 9, 2019. On or about February 19, 2019, the parties agreed to a mediation conference for March 21, 2019. The mediation conference was held, but the parties did not reach a settlement. The parties filed motions for summary judgment and to exclude certain expert testimony. The Court ruled on those motions during a pretrial conference held April 22 and 23, 2019. The first day of jury selection, previously scheduled for May 13, 2019, has been moved by the Court to May 9, 2019. On May 8, 2019, the parties filed a joint motion for continuance with the Court. On May 8, 2019, the Court granted the joint motion for continuance and issued an order continuing the case to May 20, 2019.

Samsung Petitions for Inter Partes Review (USPTO)
On August 6, 2018, Samsung filed in the USPTO two petitions for IPR of the ’846 patent (Case Nos. IPR2018-01467 and IPR2018-01468). In each of the IPR petitions, Samsung asserts that certain claims of the ’846 patent are invalid over alleged prior art patents and publications. Immersion filed Patent Owner’s Preliminary Responses in IPR2018-01467 and in IPR2018-01468 on November 21, 2018. On February 20, 2019, the USPTO entered Decisions Granting Institution in Case Nos. IPR2018-01467 and IPR2018-01468, both concerning the ’846 patent. The USPTO also issued Scheduling Orders in both cases, scheduling the Patent Owner Responses for May 20, 2019, the hearing on both petitions for November 18, 2019, and the due date for the Final Written Decisions of February 20, 2020.
On August 6, 2018, Samsung filed in the USPTO two petitions for IPR of the ’720 patent (Case Nos. IPR2018-01469 and IPR2018-01470). In each of the IPR petitions, Samsung asserts that certain claims of the ’720 patent are invalid over alleged prior art patents and publications. Immersion filed Patent Owner’s Preliminary Responses in both IPR2018-01469 and IPR2018-01470 on December 10, 2018. On March 7, 2019, the USPTO entered Decisions Granting Institution in Case Nos. IPR2018-01469 and IPR2018-01470, both concerning the ’720 patent. The USPTO also issued Scheduling Orders in both cases, scheduling the Patent Owner Responses for June 7, 2019, the hearing on both petitions for December 6, 2019, and the due date for the Final Written Decisions of March 7, 2020.
On August 6, 2018, Samsung filed in the USPTO a petition for IPR of the ’288 patent (Case No. IPR2018-01499). In the IPR petition, Samsung asserts that certain claims of the ’288 patent are invalid over alleged prior art patents and publications. Immersion filed a Patent Owner’s Preliminary Response on December 11, 2018. On March 6, 2019, the USPTO entered a Decision Granting Institution in Case No. IPR2018-01499 concerning the ’288 patent. The USPTO also issued a Scheduling Order, scheduling the Patent Owner Response for June 7, 2019, the hearing for December 5, 2019, and the due date for the Final Written Decision of March 6, 2020.
On August 6, 2018, Samsung filed in the USPTO two petitions for IPR of the ’181 patent (Case Nos. IPR2018-01500 and IPR2018-01501). In each of the IPR petitions, Samsung asserts that certain claims of the ’181 patent are invalid over alleged prior art patents and publications. Immersion filed Patent Owner’s Preliminary Responses in both IPR2018-01500 and IPR2018-01501 on January 5, 2019. On April 2, 2019, the USPTO entered Decisions Granting Institution in Case Nos. IPR2018-01500 and IPR2018-01501, both concerning the ’181 patent. The USPTO also issued Scheduling Orders in both cases, scheduling the Patent Owner Responses for June 25, 2019, the hearing on both petitions for January 9, 2020, and the due date for the Final Written Decisions of April 2, 2020.
On August 6, 2018, Samsung filed in the USPTO a petition for IPR of the ’332 patent (Case No. IPR2018-01502). In the IPR petition, Samsung asserts that certain claims of the ’332 patent are invalid over alleged prior art patents and publications. Immersion filed a Patent Owner’s Preliminary Response on January 5, 2019. On March 29, 2019, the USPTO entered a Decision Granting Institution in Case No. IPR2018-01502 concerning the ’332 patent. The USPTO also issued a Scheduling Order, scheduling the Patent Owner Response for June 28, 2019, the hearing for January 9, 2020, and the due date for the Final Written Decision of March 29, 2020.
On March 12, 2019, Samsung filed in the USPTO a petition for IPR of the ’051 patent (Case No. IPR2019-00704). In the IPR petition, Samsung asserts that the claims of the ’051 patent are invalid over alleged prior art patents and publications. Immersion may file a Patent Owner’s Preliminary Response on June 22, 2019; and the last day for the USPTO to decide whether to institute such IPR is September 22, 2019.

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

Opening expert reports were served on February 8, 2019. Rebuttal expert reports were served on March 11, 2019. Reply expert reports were served on April 1, 2019. Expert depositions concluded on April 24, 2019. The parties filed motions for summary judgment and to exclude expert testimony on April 25, 2019.
On April 9, 2019, Motorola filed a motion to stay the litigation pending resolution of the inter partes review proceedings (described below) instituted by the USPTO involving the patents asserted in the Motorola litigation. On April 23, 2019, the Company filed an opposition to that motion. Motorola filed its reply in support of its motion on April 30, 2019. The Court ordered a hearing on the motion to stay for May 15, 2019.

Motorola Petitions for Inter Partes Review (USPTO)
On March 20, 2019, Motorola filed in the USPTO two petitions for IPR of the ’846 patent (Case Nos. IPR2019-00847 and IPR2019-00848). The Motorola petitions are based on Samsung’s petitions in corresponding IPR proceedings (Case Nos. IPR2018-01467 and IPR2018-01468) on the ’846 patent. With the petitions, Motorola moved to join its IPR proceedings with Samsung’s corresponding IPR proceedings. Immersion filed an opposition to Motorola’s joinder motions on April 20, 2019. Immersion may file Patent Owner’s Preliminary Responses in IPR2019-00847 and IPR2019-00848 on June 28, 2019, and the last day for the USPTO to decide whether to institute Motorola’s IPRs of the ’846 patent is September 28, 2019.
On March 22, 2019, Motorola filed in the USPTO two petitions for IPR of the ’720 patent (Case Nos. IPR2019-00868 and IPR2019-00869). The Motorola petitions are based on Samsung’s petitions in corresponding IPR proceedings (Case Nos. IPR2018-01469 and IPR2018-01470) on the ’720 patent. With the petitions, Motorola moved to join its IPR proceedings with Samsung’s corresponding IPR proceedings. Immersion filed an opposition to Motorola’s joinder motions on April 22, 2019. Immersion may file Patent Owner’s Preliminary Responses in IPR2019-00868 and IPR2019-00869 on July 9, 2019 and June 28, 2019, respectively, and the last day for the USPTO to decide whether to institute Motorola’s IPRs of the ’720 patent is October 9, 2019 and September 28, 2019, respectively.
On March 22, 2019, Motorola filed in the USPTO a petition for IPR of the ’288 patent (Case No. IPR2019-00870). The Motorola petition is based on Samsung’s petition in corresponding IPR proceeding (Case No. IPR2018-01499) on the ’288 patent. With the petition, Motorola moved to join its IPR proceeding with Samsung’s corresponding IPR proceeding. Immersion filed an opposition to Motorola’s joinder motion on April 22, 2019. Immersion may file Patent Owner’s Preliminary Response in IPR2019-00870 on July 9, 2019, and the last day for the USPTO to decide whether to institute Motorola’s IPR of the ’288 patent is October 9, 2019.
On April 4, 2019, Motorola filed in the USPTO two petitions for IPR of the ’181 patent (Case Nos. IPR2019-00920 and IPR2019-00921). The Motorola petitions are based on Samsung’s petitions in corresponding IPR proceedings (Case Nos. IPR2018-01500 and IPR2018-01501) on the ’181 patent. With the petitions, Motorola moved to join its IPR proceedings with Samsung’s corresponding IPR proceedings. Immersion may file an opposition to Motorola’s joinder motions on May 4, 2019. Immersion may also file Patent Owner’s Preliminary Responses in IPR2019-00920 and IPR2019-00921 on July 18, 2019, and the last day for the USPTO to decide whether to institute Motorola’s IPRs of the ’181 patent is October 18, 2019.
On April 4, 2019, Motorola filed in the USPTO a petition for IPR of the ’332 patent (Case No. IPR2019-00922). The Motorola petition is based on Samsung’s petition in corresponding IPR proceeding (Case No. IPR2018-01502) on the ’332 patent. With the petition, Motorola moved to join its IPR proceeding with Samsung’s corresponding IPR proceeding. Immersion may file an opposition to Motorola’s joinder motion on May 4, 2019. Immersion may also file Patent Owner’s Preliminary Response in IPR2019-00922 on July 9, 2019, and the last day for the USPTO to decide whether to institute Motorola’s IPRs of the ’332 patent is October 9, 2019.

Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited
On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. We filed an appeal with the Korea Administrative Court on February 15, 2019. The first hearing is scheduled for May 30, 2019.
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities.  Samsung is requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. We deny liability, and asked the International Chamber of Commerce to postpone the arbitration until the tax appeal is resolved. The arbitration panel conducted an initial status conference on February 7, 2018. The International Chamber of Commerce denied our motion to postpone the arbitration, and on March 2, 2018, issued a Procedural Order setting the hearing date for July 23, 2018. We filed our Statement of Defense and Counterclaim on April 16, 2018. A short discovery phase followed, and each side produced documents in May. Samsung filed its Reply to our Statement of Defense on June 11, 2018, and we filed our Reply on June 25, 2018. The evidentiary hearing took place in Hawaii July 23-24, 2018. The parties submitted supplemental legal authorities on August 8, 2018, and submitted cost submissions on October 15, 2018. On August 15, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce extended the time for rendering the final award until October 31, 2018. On October 31, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce again extended the time for rendering the final award until November 30, 2018. On November 8, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce again extended the time for rendering the final award until December 31, 2018. On December 6, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce again extended the time for rendering the final award until January 31, 2019. On January 8, 2019, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce informed us that it had received on that day a draft award submitted by the arbitration tribunal, and that it would scrutinize the draft at one of its next sessions. On January 31, 2019, the International Chamber of Commerce reported to the parties that it had approved the draft award submitted by the arbitral tribunal, and would notify the award to the parties once the arbitral tribunal has considered the Court’s comments, finalized the award and signed it. Also on January 31, 2019, the Secretariat of the International Chamber of Commerce again extended the time for rendering the final award until February 28, 2019. On March 27, 2019, we received the final award. The award ordered Immersion to pay Samsung KRW 7,841,324,165 (approximately $6.9 million), which we paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017; and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454.
The Company believes that there are valid defenses to all of the claims from the Korean tax authorities. The Company intends to vigorously defend against the claims from the Korean tax authorities. The Company expects to be reimbursed by Samsung to the extent the Company prevails in the appeal with the Korea Administrative Court.

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

The Company pre-registered the appeals against the invalidation decisions with the Beijing IP Court on February 14, 2019. On April 28, 2019, the Company filed the appeal against the invalidation decisions with the Beijing IP court.

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
By order dated March 11, 2019, the Mannheim District Court scheduled a hearing on the merits for December 3, 2019. With such order, the court also ordered Samsung Electronics GmbH to announce a counsel of record and to file an answer to the complaint within 8 weeks of receiving service of such order. Samsung requested a four week extension of the deadline to file their answer which was granted by the Court on April 30, 2019.
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
Two customers accounted for 20% and 13% of our total revenues for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018 where one customer accounted for more than 10% of our total revenues.
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
We had an accumulated deficit of $109.5 million as of March 31, 2019 and may not return to consistent profitability in the future.
As of March 31, 2019 we had an accumulated deficit of $109.5 million. We need to generate significant ongoing revenues to return to consistent profitability. We will continue to incur expenses as we:
•increase our sales and marketing efforts;
•engage in research and develop our technologies;
•protect and enforce our IP; and

•incur costs related to litigation.
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
There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the restructuring or the tax position that we take. From time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities as a result of its determination that withholding taxes should have been withheld from certain payments made from Samsung to Immersion Software Limited. On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. Samsung requested that we pay them the amount of KRW 7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017 plus the cost of the arbitration, including legal fees. We deny liability and have asked the International Chamber of Commerce to postpone the arbitration until the tax appeal is resolved. The arbitration panel conducted a hearing on the matter and a draft award has been submitted by the arbitral tribunal to the International Court of Arbitration of the International Chamber of Commerce. The Secretariat of the International Chamber of Commerce has set the deadline for rendering the final award to February 28, 2019. On March 27, 2019, we received the final award. The award ordered us to pay Samsung KRW 7,841,324,165 (approximately $6.9M), which we paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017; and ordered us to pay Samsung’s cost of the arbitration in the amount of approximately $871,454.
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
We currently have sales personnel in Japan, Korea, and China. International revenues accounted for approximately 48% of our total revenues in the three months ended March 31, 2019. International operations are subject to a number of difficulties, risks, and special costs, including:
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

A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. Substantially all of our total revenues were royalty and license revenues for the first quarter in 2018 and 2019. We do not control or influence the design, manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not timely ship products incorporating our touch-enabling technologies or fail to achieve strong sales, our revenues will not grow and could decline.
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

ITEM 6. EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Certification of Ramzi Haidamus, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Anne Marie Peters, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Ramzi Haidamus, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Anne Marie Peters, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

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

IMMERSION CORPORATION
Date:	May 10, 2019	By:	/s/ ANNE MARIE PETERS
Anne Marie Peters
Interim Chief Financial Officer