Form 10-Q
period 2019-06-30
IMMERSION CORP
filed 2019-08-14
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock outstanding at August 5, 2019: 31,684,111.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$92,614	$110,988
Short-term investments	8,997	13,930
Accounts and other receivables	4,967	1,051
Prepaid expenses and other current assets	8,240	9,856
Total current assets	114,818	135,825
Property and equipment, net	1,947	2,343
Other assets, net	18,271	7,827
Total assets	$135,036	$145,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,371	$3,612
Accrued compensation	1,945	3,948
Other current liabilities	5,968	3,194
Deferred revenue	4,742	4,591
Total current liabilities	20,026	15,345
Long-term deferred revenue	27,945	30,203
Other long-term liabilities	3,355	787
Total liabilities	51,326	46,335
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 38,488,327 and 37,652,498 shares issued, respectively; 31,665,180 and 30,829,351 shares outstanding, respectively	250,079	246,415
Accumulated other comprehensive income	138	116
Accumulated deficit	(118,157)	(98,521)
Treasury stock at cost: 6,823,147 and 6,823,147 shares, respectively	(48,350)	(48,350)
Total stockholders’ equity	83,710	99,660
Total liabilities and stockholders’ equity	$135,036	$145,995
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Royalty and license	$8,668	$5,992	$13,715	$91,327
Development, services, and other	75	152	150	233
Total revenues	8,743	6,144	13,865	91,560
Costs and expenses:
Cost of revenues	40	94	55	129
Sales and marketing	1,579	1,570	3,188	2,790
Research and development	1,831	2,222	4,133	5,042
General and administrative	14,448	10,553	27,143	21,789
Total costs and expenses	17,898	14,439	34,519	29,750
Operating income (loss)	(9,155)	(8,295)	(20,654)	61,810
Interest and other income	532	375	1,130	606
Income (loss) before benefit (provision) for income taxes	(8,623)	(7,920)	(19,524)	62,416
Benefit (provision) for income taxes	3	162	(112)	(291)
Net income (loss)	$(8,620)	$(7,758)	$(19,636)	$62,125
Basic net income (loss) per share	$(0.27)	$(0.25)	$(0.63)	$2.06
Shares used in calculating basic net income (loss) per share	31,578	30,527	31,335	30,116
Diluted net income (loss) per share	$(0.27)	$(0.25)	$(0.63)	$2.00
Shares used in calculating diluted net income (loss) per share	31,578	30,527	31,335	31,074
Other comprehensive income
Change in unrealized gains on short-term investments	16	5	22	10
Total other comprehensive income	16	5	22	10
Total comprehensive income (loss)	$(8,604)	$(7,753)	$(19,614)	$62,135
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three Months Ended June 30, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at March 31, 2019	38,375,744	$248,698	$122	$(109,537)	6,823,147	$(48,350)	$90,933
Net loss				(8,620)			(8,620)
Unrealized gain on available-for-sale securities, net of taxes			16				16
Exercise of stock options, net of shares withheld for employee taxes	50,027	300					300
Release of restricted stock units and awards	62,556						—
Stock based compensation		1,081					1,081
Balances at June 30, 2019	38,488,327	$250,079	$138	$(118,157)	6,823,147	$(48,350)	$83,710

	Three Months Ended June 30, 2018
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at March 31, 2018	37,043,975	$235,438	$104	$(83,398)	6,685,690	$(46,872)	$105,272
Net loss				(7,758)			(7,758)
Unrealized gain on available-for-sale securities, net of taxes			5				5
Exercise of stock options, net of shares withheld for employee taxes	399,189	2,477			40,695	(569)	1,908
Release of restricted stock units and awards	45,371						—
Stock based compensation		2,530					2,530
Balances at June 30, 2018	37,488,535	$240,445	$109	$(91,156)	6,726,385	$(47,441)	$101,957

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2018	37,652,498	$246,415	$116	$(98,521)	6,823,147	$(48,350)	$99,660
Net loss				(19,636)			(19,636)
Unrealized gain on available-for-sale securities, net of taxes			22				22
Issuance of stock for ESPP purchase	13,479	109					109
Exercise of stock options, net of shares withheld for employee taxes	61,798	371					371
Release of restricted stock units and awards	760,552						—
Stock based compensation		3,184					3,184
Balances at June 30, 2019	38,488,327	$250,079	$138	$(118,157)	6,823,147	$(48,350)	83,710

	Six Months Ended June 30, 2018
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2017	35,950,518	$228,046	$99	$(171,616)	6,686,690	$(46,872)	$9,657
Net income				62,125			62,125
Unrealized gain on available-for-sale securities, net of taxes			10				10
Issuance of common stock for employee stock purchase	13,834	98					98
Exercise of stock options, net of shares withheld for employee taxes	1,322,031	8,549			39,695	(569)	7,980
Release of restricted stock units and awards	202,152						—
Stock based compensation		3,752					3,752
Effect of change in accounting policy (1)				18,335			18,335
Balances at June 30, 2018	37,488,535	$240,445	$109	$(91,156)	6,726,385	$(47,441)	$101,957

(1) Effect of adoption of ASC 606 effective January 1, 2018. See Note 2. Revenue Recognition for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows provided by (used in) operating activities:
Net income (loss)	$(19,636)	$62,125
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	405	439
Stock-based compensation	3,184	3,752
Deferred income taxes	60	66
Other	—	26
Changes in operating assets and liabilities:
Accounts and other receivables	(3,916)	(220)
Prepaid expenses and other current assets	1,539	(215)
Other assets	(11,175)	(4,077)
Accounts payable	3,762	(3,288)
Accrued compensation	(2,003)	(953)
Other current liabilities	1,742	150
Deferred revenue	(2,108)	23,917
Other long-term liabilities	4,231	239
Net cash provided by (used in) operating activities	(23,915)	81,961
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	(8,930)	(17,693)
Proceeds from maturities of short-term investments	14,000	19,500
Purchases of property and equipment	(9)	(31)
Net cash provided by investing activities	5,061	1,776
Cash flows provided by financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	109	98
Proceeds from stock options exercises	371	7,980
Net cash provided by financing activities	480	8,078
Net increase (decrease) in cash and cash equivalents	(18,374)	91,815
Cash and cash equivalents:
Beginning of period	110,988	24,622
End of period	$92,614	$116,437
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$25	$81
Supplemental disclosure of noncash operating, investing, and financing activities:
Release of restricted stock units and awards under company stock plan	$7,065	$2,546

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Immersion Corporation (the “Company”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. The Company focuses on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. The Company has adopted a business model under which it provides advanced tactile software, related tools, and technical assistance designed to help integrate its patented technology into its customers’ products or enhance the functionality of its patented technology to certain customers, and offers licenses to the Company's patented technology to other customers.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“ U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Segment Information

The Company develops, licenses, and supports software and a wide-range of IP that more fully engage users’ sense of touch as they engage with products and experience the digital world around them. The Company currently focuses on the following target application areas: mobility, automotive, gaming, medical and wearables. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of the Company using information about its financial results as one operating and reporting segment.

Revenue Recognition

The Company adopted the Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), effective January 1, 2018 using the modified retrospective transition method where the cumulative effect of the initial application is recognized as an adjustment to the opening balance of the accumulated deficit at January 1, 2018, the date of adoption. Refer to Note 2 to the condensed consolidated financial statements for the Company's revenue recognition accounting policy.

Leases

The Company leases all of its office space which expire through 2024. On January 1, 2019 (the "Adoption Date"), the Company adopted the Accounting Standards Codification Section ASC 842 Leases (“ASC 842”), using the alternative modified transition method to apply the standard and measure leases existed at, or entered into after the Adoption Date. The Company's operating leases accounted for as right-of-use ("ROU") assets and lease liability obligations in the Company's condensed consolidated balance sheets under Other assets, and Other current liabilities and Other long-term liabilities, respectively. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liability obligations represent the

Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The Company has lease agreements that combine lease and non-lease components, and the Company elects to account for such components as a single lease component. As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives and direct costs. Lease expense is recognized on a straight-line basis over the lease term. The Company elects to not present leases with an initial term of 12 months or less on its condensed consolidated balance sheet. See Note 11 for further information on ASC 842 adoption.

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

In June 2018, the FASB issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). This ASU expands the scope of Topic 718 to include share-based payment transaction for acquiring goods and services from nonemployees and supersedes subtopic 505-50. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted but no earlier than adoption of Topic 606. The Company adopted this ASU as of January 1, 2019. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 Leases: Topic 842 (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior U.S. GAAP. Subsequently, the FASB issued numerous amendments to the initial guidance including ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, "ASC 842"). ASC 842 requires that a lessee should recognize a liability to make lease payments ("lease liabilities") and a ROU asset representing its right to use the underlying asset for the lease term on the balance sheet. ASC 842 also requires additional disclosures related to key information about leasing arrangements, including but not limited to, amounts, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASC 842 on January 1, 2019 (the "Adoption Date"), using the alternative modified transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the Adoption Date with prior periods not restated. The Company elected certain practical expedients including 1) not to reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases, 2) not to use hindsight to determine lease terms, 3) to not separate non-lease components within our lease portfolio, and 4) not to present leases with an initial term of 12 months or less on its condensed consolidated balance sheets. The adoption of ASC 842 resulted in the recognition of ROU assets of $4.0 million, and lease liabilities for operating leases of $4.9 million. There was no cumulative effect adjustment recognized on the beginning retained earnings as a result of the adoption. The comparative period presented in this Form 10-Q reflects the former lease accounting guidance. See Note 11 to the condensed consolidated financial statements for further information regarding the impact of the adoption of ASC 842 on the Company's condensed consolidated financial statements.

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

•
Performance Obligation B: to transfer rights to the Company's patent portfolio as it evolves over the term of the contract, including access to new patent applications that the licensee can benefit from over the term of the contract.

If a fixed fee license agreement contains only Performance Obligation A, the Company will recognize most or all of the revenue from the agreement at the inception of the contract. For fixed fee license agreements that contain both Performance Obligation A and B, the Company will allocate the transaction price based on the standalone price for each of the two performance obligations. The Company uses a number of factors primarily related to the attributes of its patent portfolio to estimate standalone prices related to Performance Obligation A and B. Once the transaction price is allocated, the portion of the transaction price allocable to Performance Obligation A will be recognized in the quarter the license agreement is signed and the customer can benefit from rights provided in the contract, and the portion allocable to Performance Obligation B will be recognized on a straight-line basis over the contract term. For such contracts, a contract liability account will be established and included within deferred revenue on the condensed consolidated balance sheets. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.

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

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. The Company recorded adjustments to increase royalty revenue by $234,000 during the three months ended June 30, 2019. This adjustment represents the difference between the actual first quarter 2019 per-unit royalty revenue as reported by the Company's licensees during the second quarter of 2019 and the estimated first quarter 2019 per-unit royalty revenue that the Company reported during the first quarter of 2019. During the three months ended March 31, 2019, the Company recorded adjustments to increase royalty revenue by $149,000 based on actual sales that occurred in the previous quarter. During the three months ended June 30, 2018, the Company recorded adjustments to decrease royalty revenue by $326,000 based on actual sales that occurred in the previous quarter. The Company had no true-ups for the three months ended March 31, 2018.

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

Disaggregated Revenue

The following table presents the disaggregation of the Company's revenue for the three and six months ended June 30, 2019 and 2018 under ASC 606.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed fee license revenue	$4,254	$1,881	$5,994	$77,637
Per-Unit royalty revenue	4,414	4,111	7,721	13,690
Total royalty and license revenue	8,668	5,992	13,715	91,327
Development, services, and other revenue	75	152	150	233
Total revenues	$8,743	$6,144	$13,865	$91,560

The Company had contract assets of $7.4 million and $9.0 million included within prepaid expenses as of June 30, 2019 and December 31, 2018, respectively. The Company had contract assets of $7.1 million and $7.2 million included within other non-current assets on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. The balance of these contract assets decreased by $1.7 million during the six months ended June 30, 2019 primarily due to actual royalties billed during the six months ended June 30, 2019 that reduced the minimum royalties recognized in contract assets. The balance of the contract assets as of June 30, 2019 also included the Company's estimate of per-unit royalty related to the underlying sales that occurred in the second quarter of 2019.

Contracted Revenue

Based on contracts signed and payments received as of June 30, 2019, the Company expects to recognize $32.2 million revenue related to Performance Obligation B under the Company's fixed fee license agreements, which is satisfied over time, including $13.5 million over one to three years and $18.7 million over more than three years. Revenue related to Performance Obligation B was $34.5 million as of December 31, 2018. The $2.3 million decrease represents fixed fee license revenue recognized during the six months ended June 30, 2019.

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

Instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of June 30, 2019 and December 31, 2018, the Company did not hold any Level 3 instruments.

Financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are classified based on the valuation technique in the table below (in thousands):

	June 30, 2019
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$51,225	$—	$—	$51,225
U.S. Treasury securities	—	8,997	—	8,997
Total assets at fair value (1)	$51,225	$8,997	$—	$60,222
(1) The above table excludes $41.4 million of cash held in banks.

	December 31, 2018
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$81,425	$—	$—	$81,425
U.S. Treasury securities	—	13,930	—	13,930
Total assets at fair value (2)	$81,425	$13,930	$—	$95,355
(2) The above table excludes $29.6 million of cash held in banks.

The contractual maturities of the Company’s available-for-sale securities on June 30, 2019 and December 31, 2018 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three and six months ended June 30, 2019 and the year ended December 31, 2018.

Money market accounts are classified as cash equivalents and U.S. Treasury securities (classified as available-for-sale securities), with maturity dates less than one year, are within short-term investments on the Company’s condensed consolidated balance sheets.

Short-term Investments

Short-term investments as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$8,981	$16	$—	$8,997
Total	$8,981	$16	$—	$8,997

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$13,936	$—	$(6)	$13,930
Total	$13,936	$—	$(6)	$13,930

4. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Trade accounts receivable	$4,414	$645
Other receivables	553	406
Accounts and other receivables	$4,967	$1,051

There was no estimated allowance for doubtful accounts as of June 30, 2019 and December 31, 2018.

5. OTHER ASSETS

Other assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Contract assets - long-term	$7,136	$7,231
Lease assets	3,628	—
Deferred tax assets	337	295
Other assets	7,170	301
Total other assets	$18,271	$7,827

The Company adopted ASC 842 on January 1, 2019 and recognized $4.0 million lease assets on its condensed consolidated balance sheets. See Note 1 and Note 11 to the condensed consolidated financial statements for more detail on ASC 842 adoption.

In March 2019, as part of a then-pending litigation matter with Samsung Electronics Co, the Company recorded a $6.9 million deposit included in Other assets along with related accounts payable which was paid in April 2019. See Note 12 for further disclosure.

6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued legal	$3,146	$1,827
Lease liabilities - current	1,170	—
Income taxes payable	307	204
Other current liabilities	1,345	1,163
Total other current liabilities	$5,968	$3,194

7. STOCK-BASED COMPENSATION

Stock Options and Awards

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant time-based options, market condition-based options, stock appreciation rights, restricted stock ("RSA"), restricted stock units (“RSUs”), performance shares, performance units, and other stock-based to employees, officers, directors, and consultants. Under this program, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These options generally vest over four years and expire from seven to ten years from the grant date. In addition to time-based vesting, market condition-based options are subject to a market condition where the closing price of the Company stock must exceed a certain level for a number of trading days within a specified timeframe or the options will be canceled before the expiration of the options. RSAs generally vest over one year. RSUs generally vest over 3 years. Awards granted other than an option or stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued. On June 14, 2019, the Company's stockholders approved an increase to the number of shares reserved for issuance by 2,595,751 shares.

A summary of the Company's equity incentive plan is as follows (in thousands):

June 30, 2019
Common stock shares available for grant	3,642
Stock options outstanding	2,035
RSAs outstanding	80
RSUs outstanding	753

Time-Based Stock Options

The following summarizes activities for the time-based stock options for the six months ended June 30, 2019 (in thousands except for weighted average exercise per share and weighted average remaining contractual life data):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	1,862	$9.44	2.85	$751
Granted	369	$9.13
Exercised	(62)	$6.01
Cancelled or expired	(406)	$10.02
Outstanding as of June 30, 2019	1,763	$9.36	2.10	$88
Vested and expected to vest at June 30, 2019	1,763	$9.36	2.10	$88
Exercisable at June 30, 2019	1,324	$9.46	0.68	$29

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of the Company’s common stock for the options that were in-the-money.

Market Condition-Based Stock Options

In 2014, the Company began to grant market condition-based stock options. These options will vest if the closing price of the Company stock exceeds a certain level for a number of trading days within a specified time frame or the options will be cancelled before the expiration of the options. As of June 30, 2019 and December 31, 2018, the Company had 272,081 market condition-based stock options outstanding. There were no market condition-based options activities during the six months ended June 30, 2019.

Restricted Stock Units

The following summarizes RSU activities for the six months ended June 30, 2019 (in thousands except for weighted average exercise per share and weighted average remaining contractual life data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Service (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	1,091	$10.97	0.67	$9,773
Granted	586	$9.06
Released	(698)	$11.38
Forfeited	(226)	$9.73
Outstanding at June 30, 2019	753	$9.48	1.57	$5,729

Summary of Restricted Stock Awards

The following summarizes RSA activities for the six months ended June 30, 2019 (in thousands except for weighted average exercise per share and weighted average remaining contractual life data):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding as of December 31, 2018	55	$13.02	0.46
Granted	88	$7.51
Released	(63)	$12.63
Forfeited	—	$—
Outstanding at June 30, 2019	80	$7.27	0.96

Employee Stock Purchase Plan

Under the Company's 1999 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six months offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the six months ended June 30, 2019, 13,479 shares were purchased under the ESPP. As of June 30, 2019, 261,699 shares were available for future purchase under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expenses recognized for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$122	$356	$316	$674
RSUs and RSAs	938	2,149	2,826	3,028
Employee stock purchase plan	21	25	42	50
Total	$1,081	$2,530	$3,184	$3,752

Sales and marketing	$173	$366	$493	$299
Research and development	190	564	820	820
General and administrative	718	1,600	1,871	2,633
Total	$1,081	$2,530	$3,184	$3,752

As of June 30, 2019, there was $7.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, RSAs and RSUs. This cost will be recognized over an estimated weighted-average period of approximately 2.72 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

8. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three and six months ended June 30, 2019 are as follows (in thousands):

	Unrealized Gains & Losses on Available for Sale Securities	Foreign Currency Items	Total
Balance as March 31, 2019	$—	$122	$122
Amounts reclassified from accumulated other comprehensive income	16	—	16
Net current period other comprehensive income	16	—	16
Balance as of June 30, 2019	$16	$122	$138

	Unrealized Gains & Losses on Available for Sale Securities	Foreign Currency Items	Total
Balance as December 31, 2018	$(6)	$122	$116
Amounts reclassified from accumulated other comprehensive income	22	—	22
Net current period other comprehensive income	22	—	22
Balance as of June 30, 2019	$16	$122	$138

Stock Repurchase Program
On November 1, 2007, the Company announced its Board of Directors (the "Board") authorized the repurchase of up to $50.0 million of the Company’s common stock (the “Stock Repurchase Program”). In addition, on October 22, 2014, the Board authorized another $30.0 million under the Stock Repurchase Program. The Company may repurchase its common stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require the Company to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
There were no stock repurchases during the three and six months ended June 30, 2019 and 2018. As of June 30, 2019, the Stock Repurchase Program remains available with approximately $33.4 million of the Company's common stock that may yet be purchased under this program.

9. INCOME TAXES

Income tax provisions consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) before benefit (provision) for income taxes	(8,623)	(7,920)	(19,524)	62,416
Benefit (provision) for income taxes	3	162	(112)	(291)
Effective tax rate	—%	2.0%	(0.6)%	0.5%

The benefit for income tax for the three months ended June 30, 2019 and provision for income tax for the six months ended June 30, 2019 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. For the three and six months ended June 30, 2019, the Company used a year-to-date approach to calculate the effective tax rate. The Company continues to carry a full valuation allowance on its federal deferred tax assets. As a result, no benefit for losses generated from the Company's U.S. territory was included in the calculation of the year-to-date effective tax rate, which was the main reason for the difference between the statutory tax rate and actual effective tax rate. The benefit for income tax for the three months ended June 30, 2018 and provision for income tax for the six months ended June 30, 2018 resulted primarily from estimated foreign taxes included in the calculation of the annual effective tax rate.

On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). On July 24, 2018, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court that had found certain Treasury regulations related to stock-based compensation to be invalid. On August 7, 2018, the Ninth Circuit withdrew its July 24, 2018 opinion to allow a reconstituted panel to confer on the decision. This reconstituted panel reconsidered the validity of the cost sharing regulations at issue. The regulations at issue require related entities to share the cost of employee stock compensation in order for their cost-sharing arrangements to be classified as “qualified cost-sharing arrangements” and to avoid potential IRS adjustment. On June 7, 2019, the reconstituted panel of the Ninth Circuit upheld the 2018 decision of the Ninth Circuit, concluding stock-based compensation must be included in intercompany cost sharing agreements for the agreements to be classified as “qualified cost-sharing arrangements”. Although the Company believes stock-based compensation is not required to be included in its pool of shared costs under its intercompany cost sharing arrangement, the Company has concluded that it is not more likely than not that Altera will prevail with their appeal of the Ninth Court’s ruling. As such, the Company has made corresponding provisions The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

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

As of June 30, 2019, the Company had unrecognized tax benefits under ASC 740 Income Taxes of approximately $5.2 million and applicable interest of $22,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $95,000. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of June 30, 2019, the Company had net deferred income tax assets of $337,000 consisting primarily of foreign net operating loss carryforwards, and deferred income tax liabilities of $30,000. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 1998 through the current period.

The Company maintains a valuation allowance of $24.5 million against certain of its deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that the Company determines the deferred tax assets are realizable based on its assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact the Company’s ability to utilize the underlying net operating loss carryforwards.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(8,620)	$(7,758)	$(19,636)	$62,125
Denominator:
Weighted-average common stock outstanding, basic	31,578	30,527	31,335	30,116
Dilutive effect of potential common shares:
Stock options, RSUs, RSA and ESPP	—	—	—	958
Total shares, diluted	31,578	30,527	31,335	31,074
Basic net income (loss) per share	$(0.27)	$(0.25)	$(0.63)	$2.06
Diluted net income (loss) per share	$(0.27)	$(0.25)	$(0.63)	$2.00

The Company includes the underlying market condition-based stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met.

For the six months ended June 30, 2018, standard stock options to purchase approximately 371,000 shares of common stock, with exercise prices greater than the average fair market value of the Company’s stock of $11.81 per share, were not included in the calculation because the effect would have been anti-dilutive.

As of June 30, 2019 and 2018, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2019 and the three months ended June 30, 2018, since their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	June 30
	2019	2018
Stock options	2,035	2,311
RSUs	753	1,205
RSAs	80	32

11. LEASES

The Company leases all of its office spaces and has various operating leases that expire through 2024. On January 1, 2019 (the "Adoption Date"), the Company adopted ASC 842 Leases, using the alternative modified transition method to apply the standard and measure leases existed at, or entered into after the Adoption Date. Upon adoption of ASC 842, the Company recognized operating lease liabilities of $4.9 million, which represents the present value of the remaining lease payments of outstanding leases as of the Adoption Date using an estimated incremental borrowing rate of 3.25%. The Company did not enter into any new leases in the six months ended June 30, 2019. The Company also recognized ROU assets of $4.0 million which represent the Company's right to use an underlying asset for the lease term. In conjunction with the adoption of ASC 842, the Company elected the following practical expedients: (i) combining lease and non-lease components, (ii) leases with an initial term of 12 months or less are not recorded in the condensed consolidated balance sheets, and the associated lease payments are recognized in the condensed consolidated statements of operations on a straight-line basis over the lease term, and (iii) applying discount rates to operating leases using a portfolio approach.

There was no cumulative-effect adjustment recognized on the beginning retained earnings as a result of the adoption. The comparative periods presented in this Form 10-Q reflect the former lease accounting guidance.

Below is a summary of our ROU assets and lease liabilities as of the Adoption Date and June 30, 2019, respectively (in thousands):

	Balance Sheets Classification	June 30, 2019	January 1, 2019
Assets
Operating lease assets	Other assets	$3,628	$4,048
Liabilities
Operating lease liabilities - current	Other current liabilities	1,170	1,157
Operating lease liabilities - long-term	Other long-term liabilities	3,207	3,693
Total lease liabilities		$4,377	$4,850

The table below provides supplemental information related to operating leases during the six months ended as of June 30, 2019 (in thousands except for lease term):

Cash paid within operating cash flow	$579
Weighted average lease terms (in years)	3.84

Operating lease ROU assets and liabilities commencing after the Adoption Date are recognized at commencement date based on the present value of lease payments over the lease term. Under ASC 842, all operating lease expenses are recognized on a straight-line basis over the lease term. During the three and six months ended June 30, 2019, and 2018, the Company's operating lease expenses are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease costs	$275	$290	$555	$608

As of December 31, 2018, the Company had $764,000 in deferred rent which represented unamortized lease incentives on its outstanding leases and was recorded as a reduction to the ROU assets recognized at the Adoption Date.

Minimum future lease payment obligations as of June 30, 2019 are as follows (in thousands):

For the Years Ending December 31,
2019	$615
2020	1,215
2021	1,197
2022	1,172
2023	456
Thereafter	24
Total	$4,679

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

As discussed in Part II, Item 1 (Legal Proceedings), on April 28, 2017, the Company and Immersion Software Ireland Limited (collectively, “Immersion”) received a letter from Samsung Electronics Co. (“Samsung”) requesting that the Company reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept the Company's arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. We filed an appeal with the Korea Administrative Court on February 15, 2019. The first hearing occurred on June 27, 2019. Immersion anticipates that a second hearing will be scheduled for the end of August 2019.

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

On October 16, 2017, the Company received a letter from LG Electronics Inc. (“LGE”) requesting that the Company reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.  On November 3, 2017, the Company filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. We filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing is scheduled for October 15, 2019.

The Company believes that there are valid defenses to the claims raised by the Korean tax authorities and that LGE’s claims are without merit.  The Company intends to vigorously defend itself against these claims and as a result, has concluded that the likelihood of a material charge resulting from the claim from LGE to be remote.

On July 31, 2019, the Company entered into a settlement and license agreement with Motorola Mobility LLC and Motorola Mobility Holdings LLC (collectively, “Motorola”), pursuant to which the parties agreed to request that all claims and counterclaims in Civil Action No. 1:17-cv-01081-RGA be dismissed with prejudice and agreed to withdraw or terminate related IPR proceedings. See Legal Proceedings in Part II, Item 1 of this Annual Report for more information related to this settlement and license agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “will,” “places,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. In addition, any statements, which refer to expectations, projections, or other characterizations of future events, or circumstances, are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those set forth below in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors, those described elsewhere in this report, and those described in our other reports filed with the SEC. The following Management's Discussion and Analysis of Financial Conditions and Results of Operations should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report, and we undertake no obligation to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

OVERVIEW

The Company believes we are a premier licensing company focused on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. We believe we are a leading experts in haptics and our focus on innovation allows us to deliver world-class intellectual property ("IP") and technology that enables the creation of products that delight end users. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized. Our primary business is currently in the mobility, gaming, and automotive markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including entertainment, social content, virtual and augmented reality, wearables, as well as residential, commercial, and industrial Internet of Things ("IoT"). In recent years, we have seen a trend towards broad market adoption of haptic technology, and we estimate our technology is now in more than 3 billion devices worldwide. As other companies follow our leadership in recognizing how important tactile feedback can be in people's digital lives, we expect the opportunity to license our IP and technologies will continue to expand.

We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly owned subsidiaries hold more than 3,800 issued or pending patents worldwide as of June 30, 2019. Our patents cover a wide range of digital technologies and include many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.

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

Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. With the exception of our adoption of ASC 842 Leases, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019, that have had a material impact on our condensed consolidated financial statements and related notes. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, for a complete discussion of our other critical accounting policies and estimates.

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

OVERVIEW

Total revenues for the three months ended June 30, 2019 was $8.7 million, an increase of $2.6 million, or 42%, compared to $6.1 million for the three months ended June 30, 2018 primarily driven by a $2.4 million increase in fixed fee license revenue and a $0.3 million, or 7%, increase in per-unit royalty revenue. Total revenues for the six months ended June 30, 2019 was $13.9 million, a decrease of $77.7 million, or 85%, compared to $91.6 million for the six months ended June 30, 2018. The decrease was primarily driven by the $71.6 million decrease in fixed fee license revenue and the $6.0 million decrease in per-unit royalty revenue.

Net loss for the three months ended June 30, 2019 was $8.6 million, an increase of $0.9 million, or 11%, as compared to a net loss of $7.8 million for the three months ended June 30, 2018. This increase was mainly attributable to a $3.5 million increase in costs and expenses partially offset by a $2.6 million increase in total revenues. Net loss for the six months ended June 30, 2019 was $19.6 million as compared to a net income of $62.1 million for the six months ended June 30, 2018. The increase in net loss was mainly attributable to a $77.7 million decrease in total revenues and a $4.8 million increase in costs and expenses.

REVENUES

The following table sets forth a summary of our revenues for the three months ended June 30, 2019 and 2018 (in thousands except for percentages):

	Three Months Ended June 30,
	2019	2018	Change	% Change
Revenues:
Fixed fee license revenue	$4,254	$1,881	$2,373	126%
Per-unit royalty revenue	4,414	4,111	303	7%
Total royalty and license revenue	8,668	5,992	2,676	45%
Development, services, and other	75	152	(77)	(51)%
Total revenues	$8,743	$6,144	$2,599	42%

	Six Months Ended June 30,
	2019	2018	Change	% Change
Revenues:
Fixed fee license revenue	$5,994	$77,637	$(71,643)	(92)%
Per-unit royalty revenue	7,721	13,690	(5,969)	(44)%
Total royalty and license revenue	$13,715	91,327	(77,612)	(85)%
Development, services, and other	150	233	(83)	(36)%
Total revenues	$13,865	$91,560	$(77,695)	(85)%

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Royalty and license revenue — Royalty and license revenue is comprised of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software. Total royalty and license revenue for three months ended June 30, 2019 increased $2.7 million, or 45%, from $6.0 million for the three months ended June 30, 2018 to $8.7 million for the three months ended June 30, 2019.

Per-unit royalty revenue increased by $0.3 million, or 7%, from $4.1 million for the three months ended June 30, 2018 to $4.4 million for the three months ended June 30, 2019 primarily caused by a $1.0 million increase in royalties obtained from our mobility licenses ("mobility royalties") partially offset by a $0.5 million decrease in royalties obtained from our gaming licenses ("gaming royalties"), and a $0.2 million decrease in royalties obtained from our automotive licenses ("automotive royalties") and royalties obtained from our medical licenses ("medical royalties"). The $1.0 million increase in mobility royalties was due mainly to per-unit royalty agreements entered into during the three months ended June 30, 2019 and partially offset by the impact of lower shipments estimated for other mobility licensees. The $0.5 million decrease in gaming royalties and $0.1 million decrease in automotive and medical royalties was caused by lower shipment volumes estimated for our gaming, automotive and medical licensees.

Fixed fee license revenue increased $2.4 million, or 126%, from $1.9 million for the three months ended June 30, 2018 to $4.3 million for the three months ended June 30, 2019. This increase was primarily related a $2.0 million increase in gaming license revenue and a $0.9 million increase in mobility license revenue. These increases in license revenue were partially offset by a $0.5 million decrease in automotive license revenue.

We expect royalty and license revenue to continue to be the major components of our future revenue. Under Revenue Recognition Accounting standards section ASC 606, our fixed fee license revenue could fluctuate depending upon the timing of execution of new fixed license fee arrangements. We also anticipate that our royalty revenue will fluctuate relative to our customer's unit shipments. We historically experienced seasonally higher royalty revenue from our gaming and mobility customers due to the reporting of holiday sales in the first calendar quarter compared to other calendar quarters. Due to the elimination of the one-quarter lag in reporting royalty income upon adoption of ASC 606, we now expect to experience this seasonal impact in the fourth calendar quarter. We anticipate a continued reduction in royalty and license revenue in the future from our medical customers as a percentage of our consolidated royalty and license revenue, as this line of business is a less significant portion of our market focus

Development, services and other revenue — Development, services, and other revenue for the three months ended June 30, 2019 decreased by $77,000, or 51%, from $152,000 for the three months ended June 30, 2018 to $75,000 for the three months ended June 30, 2019.

Geographically, revenues generated in Asia, North America, and Europe for the three months ended June 30, 2019 represented 58%, 37%, and 5%, respectively, of our total revenue as compared to 56%, 27%, and 17%, respectively, for the three months ended June 30, 2018. The increase in revenue attributable to Asia as a percentage of total revenue was primarily driven by increased revenues from mobility customers, partially offset by decreased revenues from automotive customers in Asia. The increase in revenue attributable to North America as a percentage of total revenue was primarily driven by higher revenues from gaming customers partially offset by lower revenue from mobility customers in the region. The decrease in revenue attributable to Europe as a percentage of total revenue was primarily caused by lower revenues from gaming customers in the region.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Royalty and license revenue — Total royalty and license revenue for the six months ended June 30, 2019 decreased by $77.7 million, or 85%, from $91.3 million for the six months ended June 30, 2018 to $13.7 million for the six months ended June 30, 2019.

Per-unit royalty revenue decreased by $6.0 million, or 44%, from $13.7 million for the six months ended June 30, 2018 to $7.7 million for the six months ended June 30, 2019. This decrease in per-unit royalty revenue was primarily caused by a $5.2 million decrease in automotive royalties and a $1.2 million decrease in gaming royalties and was partially offset by a $0.4 million increase in mobility royalties. The decrease in automotive royalties was mainly due to the impact of certain per-unit royalty agreements entered into during the first quarter of 2018 that contained a minimum royalty provision for which we recognized the whole set of minimum royalties as revenue at the inception of such agreements. The decrease in gaming royalties was due to lower shipments experienced by our licensees. The increase in mobility royalties was primarily due to revenue from per-unit royalty agreements entered into during the six months ended June 30, 2019 partially offset by the impact of lower shipment volumes reported by other mobility licensees.

Fixed fee license revenue decreased $71.6 million, or 92%, from $77.6 million six months ended June 30, 2018 to $6.0 million for six months ended June 30, 2019. The decrease was primarily related to a certain material fixed fee license agreements entered into with a mobility customer during the first quarter of 2018.

Development, services and other revenue — Development, services, and other revenue for six months ended June 30, 2019 decreased by $83,000, or 36%, from $233,000 for the six months ended June 30, 2018 to $150,000 for the six months ended June 30, 2019.

Geographically, revenues generated in Asia, North America, and Europe for the six months ended June 30, 2019 represented 54%, 38%, and 8%, respectively, of our total revenue as compared to 7%, 84%, and 9%, respectively, for the six months ended June 30, 2018. The increase in revenue from Asia as a percentage of total revenue was primarily driven by increased revenues from mobility customers and partially offset by a decrease in revenues from automotive customers in the region. The decrease in revenue attributable to North America as a percentage of total revenue was primarily caused by lower revenues from mobility customers and partially offset by increased revenue from gaming and automotive customers in the region.

OPERATING EXPENSES

The following tables set forth a summary of our operating expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018	Change	% Change
Sales and marketing	$1,579	$1,570	$9	1%
% of total revenue	18%	26%
Research and development	$1,831	$2,222	$(391)	(18)%
% of total revenue	21%	36%
General and administrative	$14,448	$10,553	$3,895	37%
% of total revenue	165%	172%

	Six Months Ended June 30,
	2019	2018	Change	% Change
Sales and marketing	$3,188	$2,790	$398	14%
% of total revenue	23%	3%
Research and development	$4,133	$5,042	$(909)	(18)%
% of total revenue	30%	6%
General and administrative	$27,143	$21,789	$5,354	25%
% of total revenue	196%	24%

Sales and Marketing — Our sales and marketing expenses are primarily comprised of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and allocation of facilities costs. Sales and marketing expenses increased $9,000, or 1%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily attributable to nominal increase in advertising and marketing costs. Sales and marketing expenses increased $0.4 million, or 14%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily attributable to a $0.3 million increase in compensation, benefits, and other personnel related costs as a result of higher headcount and an increase in stock-based compensation expense and a $0.2 million increase in advertising and marketing expense in the six months ended June 30, 2019 as compared to the same period in 2018. These expense increases were partially offset by a $0.2 million decrease in outside services costs.

Research and Development — Our research and development expenses are comprised of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses decreased $0.4 million, or 18%, for the three months ended June 30, 2019 compared to three months ended June 30, 2018. This decrease was primarily due to a $0.5 million decrease in compensation, benefits and other personnel related costs driven by reduced headcount and a decrease in stock-based compensation expense in the three months ended June 30, 2019 as compared to the same period in 2018. This decrease was partially offset by a $0.1 million increase in outside services. Research and development expenses decreased $0.9 million, or 18%, for the six months ended June 30, 2019 compared to six months ended June 30, 2018 primarily due to an $0.8 million decrease in compensation, benefits and other personnel related costs attributable to lower salaries and benefits as a result of reduced headcount and the impact of 2018 employee retention programs and a $0.1 million decrease in facilities costs in the six months ended June 30, 2019 compared to the same period in 2018. These expense decreases were partially offset by a $0.1 million increase in outside services costs.

We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth in key markets.

General and Administrative — Our general and administrative expenses consist of employee compensation and benefits; legal and professional fees; external legal costs for patents; office supplies; travel; and allocation of facilities costs. General and administrative expenses increased $3.9 million, or 37%, for three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to a $3.6 million increase in legal expenses as we continue to invest in, protect, and for the defense of our extensive IP portfolio and a $0.9 million increase in consulting and professional services fees in the three months ended June 30, 2019 compared to the same period in 2018, These increases were partially offset by a $0.8 million decrease in employee compensation benefits, and other personnel related costs.

General and administrative expenses increased $5.4 million, or 25%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily caused by a $4.8 million increase in legal expenses and a $1.4 million increase in consulting and professional services fees in the six months ended June 30, 2019 as compared to the same period in 2018. These increases were partially offset by a $1.2 million decrease in employee compensation, benefits and other personnel related costs largely attributable to a decrease in stock-based compensation expense.

We expect our general and administrative expenses to decrease in the future as we complete certain outstanding litigation matters and achieve targeted reductions in consulting and professional services.

INTEREST AND OTHER INCOME

Interest and Other Income — Interest and other income consists of interest income from cash equivalents and short-term investments, interest on notes receivable, translation exchange rate gains and other income. Interest and other income was $0.5 million during the three months ended June 30, 2019 compared to $0.4 million for three months ended June 30, 2018 primarily driven by a $0.1 million increase in foreign currency exchange gains in the three months ended June 30, 2019 compared to the same period in 2018. Interest and other income was $1.1 million during the six months ended June 30, 2019 compared to $0.6 million for the six months ended June 30, 2018 due to a $0.4 million increase in investment income earned and $0.2 million increase in foreign currency exchange gains.

BENEFIT (PROVISION) FOR INCOME TAXES

The following table sets forth a summary of our benefit (provision) for income taxes for the three and six months ended June 30, 2019 and 2018 (in thousands except for percentages):

	Three Months Ended June 30,
	2019	2018	Change	% Change
Loss before benefit for income taxes	$(8,623)	$(7,920)
Benefit for income taxes	3	162	$(159)	(98)%
Effective tax rate	—%	2.0%

	Six Months Ended June 30,
	2019	2018	Change	% Change
Income (loss) before benefit (provision) for income taxes	$(19,524)	$62,416
Provision for income taxes	(112)	(291)	$179	(62)%
Effective tax rate	(0.6)%	0.5%

The benefit for income tax for the three months ended June 30, 2019 and provision for income tax for the six months ended June 30, 2019 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. For the three and six months ended June 30, 2019, we used a year-to-date approach to calculate the effective tax rate. We continue to carry a full valuation allowance on our federal deferred tax assets. As a result, no benefit for losses generated from our U.S. territory was included in the calculation of the year-to-date effective tax rate, which was the main reason for the difference between the statutory tax rate and actual effective tax rate. The benefit for income tax for the three months ended June 30, 2018 and provision for income tax for the six months ended June 30, 2018 resulted primarily from estimated foreign taxes included in the calculation of the annual effective tax rate.

The year-over-year change in benefit for income taxes resulted primarily from the change in mix of income (loss) from continuing operations across various tax jurisdictions, including the United States.

On December 22, 2017, the Tax Act was passed into law. Among other changes, the Tax Act introduced the Base Erosion and Anti-Abuse Tax (the “BEAT”), which creates a new tax on certain related-party payments. We concluded that we have not met the threshold requirements of the BEAT. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, we will recognize any effects of the guidance in the period that such guidance is issued.

We continue to maintain a valuation allowance of $24.5 million against certain of our deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. As of June 30, 2019, we had unrecognized tax benefits under ASC 740 of approximately $5.2 million and applicable interest of $22,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $95,000.

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

On June 30, 2019, our cash, cash equivalents, and short-term investments totaled $101.6 million, a decrease of $23.3 million from $124.9 million on December 31, 2018.

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$(23,915)	$81,961
Net cash provided by (used in) investing activities	$5,061	$1,776
Net cash provided by financing activities	$480	$8,078

Cash provided by (used in) operating activities

Net cash used in operating activities was $23.9 million during the six months ended June 30, 2019 compared to $82.0 million cash provided by operating activities during the six months ended June 30, 2018 primarily due to $81.8 million decrease from $62.1 million net income for the six months ended June 30, 2018 to $19.6 million net loss for the six months ended June30, 2019, $26.0 million decrease in deferred revenue, $7.1 million increase in other assets, $3.7 million increase in accounts and other receivables and $1.1 million decrease in accrued compensation. These cash flow decreases were partially offset by $7.1 million increase in accounts payable due mainly to the timing of payments, $4.0 million increase in other long-term liabilities, $1.8 million decrease in prepaid expenses and other current assets and $1.6 million increase in other current liabilities. The decreases in deferred revenue and other assets primarily reflected the effect of the adoption of ASC 606 on January 1, 2018.

Cash provided by investing activities

Net cash provided by investing activities during the six months ended June 30, 2019 was $5.1 million compared to $1.8 million cash provided by investing activities during the six months ended June 30, 2018. Net cash provided by investing activities during the current period consisted of purchases of short-term investments of $8.9 million partially offset by maturities of short-term investments of $14.0 million.

Cash provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2019 was $0.5 million, a decrease of $7.6 million compared to $8.1 million cash provided by financing activities during the six months ended June 30, 2018. Net cash provided by financing activities during the six months ended June 30, 2019 consisted of $0.5 million in proceeds from stock options exercises and stock purchases under our employee stock purchase plan.

Nine percent or $9.1 million of our total cash, cash equivalents, and short-term investments of $101.6 million on June 30, 2019, was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

We may continue to invest in, protect, and defend our extensive IP portfolio, which is expected to result in the continued use of cash during periods of active litigation.

At June 30, 2019, there was $33.4 million remaining under our previously-approved share repurchase program.
We anticipate that capital expenditures for property and equipment for the year ending December 31, 2019 will be less than $1 million.

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

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2018. Our principal commitments as of June 30, 2019 consisted of obligations under operating leases. There have been no material changes in those obligations during the three and six months ended June 30, 2019.
As of June 30, 2019, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $5.2 million and applicable interest of $22,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $95,000.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 and Note 11 to the condensed consolidated financial statements for information regarding the effect of new accounting pronouncements on our financial statements, in particular the impact of the adoption of ASC 842 Leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $60.2 million as of June 30, 2019, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $47,000 in the fair value of our cash equivalents and short-term investments as of June 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2019, our management with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Immersion Corporation vs. Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (C.A. No. 17-cv-572, 18-cv-55)

On August 3, 2017, we filed a complaint against Samsung Electronics Co., Ltd. and Samsung Electronics America, Inc. (collectively, “Samsung”) in the U.S. District Court for the Eastern District of Texas alleging that certain Samsung touchscreen phones, including those phones that Samsung had not commenced commercially producing, distributing and selling before January 1, 2016 (the “Accused Phones”), infringe certain of our patents that cover haptic feedback systems and methods. In the complaint, we sought to stop Samsung from further infringement as well as the recovery of damages. The complaints asserted infringement by the Accused Phones of the following patents:

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

On March 8, 2018, we filed a complaint against Samsung in the U.S. District Court for the Eastern District of Texas alleging that the Accused Phones infringe U.S. Patent No 8,619,051, entitled “Haptic Feedback System with Stored Effects,” which covers haptic feedback systems and methods.  In the complaint, we sought to stop Samsung from further infringement as well as the recovery of damages.

Samsung filed a response to the Complaint on April 20, 2018. On April 27, 2018, Samsung filed a motion to consolidate this case with the previously-filed case that we filed on August 3, 2017. On May 11, 2018, we filed an opposition to the motion to consolidate.  On June 8, 2018, the Court granted Samsung’s motion to consolidate this case with the previously-filed case. On July 10, 2018, the Court entered a new scheduling order for the consolidated cases, setting the claim construction hearing for October 9, 2018, and the first day of jury selection for May 6, 2019. On July 24, 2018, we filed an amended complaint in the consolidated cases. On September 4, 2018, the Court moved the first day of jury selection to May 13, 2019. On October 15, 2018, the Court issued its Claim Construction Memorandum and Order. The parties filed motions for summary judgment and to exclude certain expert testimony. The Court ruled on those motions during a pretrial conference held April 22 and 23, 2019 and moved the first day of jury selection, previously scheduled for May 13, 2019 to May 9, 2019. On May 8, 2019, the Court granted the parties’ joint motion for continuance and issued an order continuing the first day of jury selection to May 20, 2019.

On May 12, 2019, the parties entered into a settlement and license agreement. Pursuant to that agreement, on May 15, 2019, the parties filed a joint motion to dismiss the consolidated cases with prejudice. On May 16, 2019, the Court granted the motion and ordered that all claims and counterclaims in consolidated cases 2:17-cv-00572-JRG and 2:17-cv-00055-JRG be dismissed with prejudice, and that each party shall bear its own costs, expenses, and attorneys’ fees.

Samsung Petitions for Inter Partes Review (USPTO)

On August 6, 2018, Samsung filed in the USPTO two petitions for IPR of the ’846 patent (Case Nos. IPR2018-01467 and IPR2018-01468). In each of the IPR petitions, Samsung asserts that certain claims of the ’846 patent are invalid over alleged prior art patents and publications. Immersion filed Patent Owner’s Preliminary Responses in IPR2018-01467 and in

IPR2018-01468 on November 21, 2018. On February 20, 2019, the USPTO entered Decisions Granting Institution in Case Nos. IPR2018-01467 and IPR2018-01468, both concerning the ’846 patent. The USPTO also issued Scheduling Orders in both cases. On May 22, 2019, pursuant to the parties’ settlement and license agreement, the parties filed a joint motion to terminate the IPR proceedings. On June 18, 2019, the USPTO granted the motion as to Samsung only and vacated the Scheduling Orders that had been entered earlier.

On August 6, 2018, Samsung filed in the USPTO two petitions for IPR of the ’720 patent (Case Nos. IPR2018-01469 and IPR2018-01470). In each of the IPR petitions, Samsung asserts that certain claims of the ’720 patent are invalid over alleged prior art patents and publications. Immersion filed Patent Owner’s Preliminary Responses in both IPR2018-01469 and IPR2018-01470 on December 10, 2018. On March 7, 2019, the USPTO entered Decisions Granting Institution in Case Nos. IPR2018-01469 and IPR2018-01470, both concerning the ’720 patent. The USPTO also issued Scheduling Orders in both cases. On May 22, 2019, pursuant to the parties’ settlement and license agreement, the parties filed a joint motion to terminate the IPR proceedings. On June 18, 2019, the USPTO granted the motion as to Samsung only and vacated the Scheduling Orders that had been entered earlier.

On August 6, 2018, Samsung filed in the USPTO a petition for IPR of the ’288 patent (Case No. IPR2018-01499). In the IPR petition, Samsung asserts that certain claims of the ’288 patent are invalid over alleged prior art patents and publications. Immersion filed a Patent Owner’s Preliminary Response on December 11, 2018. On March 6, 2019, the USPTO entered a Decision Granting Institution in Case No. IPR2018-01499 concerning the ’288 patent. The USPTO also issued a Scheduling Order. On May 22, 2019, pursuant to the parties’ settlement and license agreement, the parties filed a joint motion to terminate the IPR proceedings. On June 18, 2019, the USPTO granted the motion as to Samsung only and vacated the Scheduling Order that had been entered earlier.

On August 6, 2018, Samsung filed in the USPTO two petitions for IPR of the ’181 patent (Case Nos. IPR2018-01500 and IPR2018-01501). In each of the IPR petitions, Samsung asserts that certain claims of the ’181 patent are invalid over alleged prior art patents and publications. Immersion filed Patent Owner’s Preliminary Responses in both IPR2018-01500 and IPR2018-01501 on January 5, 2019.On April 2, 2019, the USPTO entered Decisions Granting Institution in Case Nos. IPR2018-01500 and IPR2018-01501, both concerning the ’181 patent. The USPTO also issued Scheduling Orders in both cases. On May 22, 2019, pursuant to the parties’ settlement and license agreement, the parties filed a joint motion to terminate the IPR proceedings. On June 18, 2019, the USPTO granted the motion as to Samsung only and vacated the Scheduling Orders that had been entered earlier.

On August 6, 2018, Samsung filed in the USPTO a petition for IPR of the ’332 patent (Case No. IPR2018-01502). In the IPR petition, Samsung asserts that certain claims of the ’332 patent are invalid over alleged prior art patents and publications. Immersion filed a Patent Owner’s Preliminary Response on January 5, 2019. On March 29, 2019, the USPTO entered a Decision Granting Institution in Case No. IPR2018-01502 concerning the ’332 patent. The USPTO also issued a Scheduling Order. On May 22, 2019, pursuant to the parties’ settlement and license agreement, the parties filed a joint motion to terminate the IPR proceedings. On June 18, 2019, the USPTO granted the motion as to Samsung only and vacated the Scheduling Order that had been entered earlier.

On March 12, 2019, Samsung filed in the USPTO a petition for IPR of the ’051 patent (Case No. IPR2019-00704). In the IPR petition, Samsung asserts that the claims of the ’051 patent are invalid over alleged prior art patents and publications. On May 23, 2019, pursuant to the parties’ settlement and license agreement, the parties filed a joint motion to terminate the IPR proceedings. On May 30, 2019, the USPTO granted the motion, dismissed Samsung’s petition, and terminated the IPR proceeding.

Immersion Corporation vs. Motorola Mobility LLC and Motorola Mobility Holdings LLC

On August 3, 2017, we filed a complaint against Motorola Mobility LLC and Motorola Mobility Holdings LLC (collectively, “Motorola”) in the U.S. District Court for the District of Delaware alleging that certain Motorola touchscreen phones, including the Moto G4, Moto G4 Play, Moto G4 Plus, Moto G5, Moto G5 Plus, Moto Z, Moto Z Force and Moto Z Play (the “Motorola Accused Phones”), infringe certain of our patents that cover haptic feedback systems and methods. In the complaint, we are seeking to stop Motorola from further infringement as well as the recovery of damages. The complaint asserts infringement by the Motorola Accused Phones of the following patents:

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

On April 9, 2019, Motorola filed a motion to stay the litigation pending resolution of the inter partes review proceedings (described below) instituted by the USPTO involving the patents asserted in the Motorola litigation. On April 23, 2019, the Company filed an opposition to that motion. Motorola filed its reply in support of its motion on April 30, 2019. The Court heard Motorola’s motion on May 15, 2019 and suggested that the trial date should be continued to February 10, 2020 and that, if Motorola’s motions to join its inter partes review petitions with Samsung’s petitions were granted, the trial date would be vacated pending final written decisions in the IPR proceedings. The Court entered an order to that effect on June 5, 2019.

On July 31, 2019, the parties entered into a settlement and license agreement, pursuant to which the parties agreed to request that all claims and counterclaims in Civil Action No. 1:17-cv-01081-RGA be dismissed with prejudice, and that each party shall bear its own costs, expenses, and attorneys’ fees. The parties expect to file a joint motion to that effect shortly.

Motorola Petitions for Inter Partes Review (USPTO)

On March 20, 2019, Motorola filed in the USPTO two petitions for IPR of the ’846 patent (Case Nos. IPR2019-00847 and IPR2019-00848). The Motorola petitions are based on Samsung’s petitions in corresponding IPR proceedings (Case Nos. IPR2018-01467 and IPR2018-01468) on the ’846 patent. With the petitions, Motorola moved to join its IPR proceedings with Samsung’s corresponding IPR proceedings. Immersion filed an opposition to Motorola’s joinder motions on April 20, 2019. Immersion filed Patent Owner’s Preliminary Responses in IPR2019-00847 and IPR2019-00848 on June 28, 2019, and the last day for the USPTO to decide whether to institute Motorola’s IPRs of the ’846 patent is September 28, 2019. On July 31, 2019, the parties entered into a settlement and license agreement, in which the parties agreed to withdraw or terminate the IPRs and any associated motion for joinder with Samsung’s corresponding IPR proceedings. The parties expect to file requests to that effect shortly.

On March 22, 2019, Motorola filed in the USPTO two petitions for IPR of the ’720 patent (Case Nos. IPR2019-00868 and IPR2019-00869). The Motorola petitions are based on Samsung’s petitions in corresponding IPR proceedings (Case Nos. IPR2018-01469 and IPR2018-01470) on the ’720 patent. With the petitions, Motorola moved to join its IPR proceedings with Samsung’s corresponding IPR proceedings. Immersion filed an opposition to Motorola’s joinder motions on April 22, 2019. Immersion filed Patent Owner’s Preliminary Responses in IPR2019-00868 and IPR2019-00869 on July 9, 2019 and June 28, 2019, respectively, and the last day for the USPTO to decide whether to institute Motorola’s IPRs of the ’720 patent is October 9, 2019 and September 28, 2019, respectively. On July 31, 2019, the parties entered into a settlement and license agreement, in which the parties agreed to withdraw or terminate the IPRs and any associated motion for joinder with Samsung’s corresponding IPR proceedings. The parties expect to file requests to that effect shortly.

On March 22, 2019, Motorola filed in the USPTO a petition for IPR of the ’288 patent (Case No. IPR2019-00870). The Motorola petition is based on Samsung’s petition in corresponding IPR proceeding (Case No. IPR2018-01499) on the ’288 patent. With the petition, Motorola moved to join its IPR proceeding with Samsung’s corresponding IPR proceeding. Immersion filed an opposition to Motorola’s joinder motion on April 22, 2019. Immersion filed Patent Owner’s Preliminary Response in

IPR2019-00870 on July 9, 2019, and the last day for the USPTO to decide whether to institute Motorola’s IPR of the ’288 patent is October 9, 2019. On July 31, 2019, the parties entered into a settlement and license agreement, in which the parties agreed to withdraw or terminate the IPRs and any associated motion for joinder with Samsung’s corresponding IPR proceedings. The parties expect to file requests to that effect shortly.

On April 4, 2019, Motorola filed in the USPTO two petitions for IPR of the ’181 patent (Case Nos. IPR2019-00920 and IPR2019-00921). The Motorola petitions are based on Samsung’s petitions in corresponding IPR proceedings (Case Nos. IPR2018-01500 and IPR2018-01501) on the ’181 patent. With the petitions, Motorola moved to join its IPR proceedings with Samsung’s corresponding IPR proceedings. Immersion filed an opposition to Motorola’s joinder motions on May 3, 2019. Immersion may file Patent Owner’s Preliminary Responses in IPR2019-00920 and IPR2019-00921 on July 18, 2019, and the last day for the USPTO to decide whether to institute Motorola’s IPRs of the ’181 patent is October 18, 2019. On July 31, 2019, the parties entered into a settlement and license agreement, in which the parties agreed to withdraw or terminate the IPRs and any associated motion for joinder with Samsung’s corresponding IPR proceedings. The parties expect to file requests to that effect shortly.

On April 4, 2019, Motorola filed in the USPTO a petition for IPR of the ’332 patent (Case No. IPR2019-00922). The Motorola petition is based on Samsung’s petition in corresponding IPR proceeding (Case No. IPR2018-01502) on the ’332 patent. With the petition, Motorola moved to join its IPR proceeding with Samsung’s corresponding IPR proceeding. Immersion filed an opposition to Motorola’s joinder motion on May 3, 2019. Immersion filed a Patent Owner’s Preliminary Response in IPR2019-00922 on July 9, 2019, and the last day for the USPTO to decide whether to institute Motorola’s IPRs of the ’332 patent is October 9, 2019. On July 31, 2019, the parties entered into a settlement and license agreement, in which the parties agreed to withdraw or terminate the IPRs and any associated motion for joinder with Samsung’s corresponding IPR proceedings. The parties expect to file requests to that effect shortly.

Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited

On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. We filed an appeal with the Korea Administrative Court on February 15, 2019. The first hearing was scheduled for June 27, 2019.

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

Immersion Corporation vs. Samsung (China) Investment Co., Ltd., Huizhou Samsung Electronics Co., Ltd and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. (Fuzhou Intellectual Property Court - Case: Min 01 Min Chu No. 342 (2018))

On March 8, 2018, we filed a complaint against Samsung (China) Investment Co., Ltd. (“Samsung China”), Huizhou Samsung Electronics Co., Ltd. (“Samsung Huizhou”) (together with Samsung China, “Samsung”), and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. in the Fuzhou Intermediate Court in Fuzhou, China alleging that certain Samsung touchscreen phones, including the Galaxy S8, S8+, and Note8, infringe three Immersion Chinese patents. The three patents at issue, covering haptic feedback systems and methods in electronic devices, are Chinese Patent No. ZL02821854.X, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; Chinese Patent No. ZL201210005785.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; and Chinese Patent No. ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations.”  Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages.  The Fuzhou Intellectual Property Court accepted the case on March 8, 2018.  Samsung China filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. Samsung Huizhou and Samsung China appealed and the pretrial conference originally scheduled for June 14-15, 2018 was postponed pending a ruling from the Fujian High Court. On September 20, 2018 the Fujian High Court rejected the jurisdictional objection appeals. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou supplemented their petitions in May, and we responded on June 1, 2018. A hearing on the petition for Chinese Patent No. ZL02821854.X occurred on July 18, 2018. Hearings on the petitions for Chinese Patent No. ZL201210005785.2 and Chinese Patent No. ZL201310253562.2 occurred on September 28, 2018. Trial was originally scheduled for November 12, and 14, 2018; the Fuzhou Intellectual Property Court granted Immersion's request to postpone trial but did not set revised dates. The Company and Samsung each submitted evidence for use at trial on or before October 26, 2018. The Patent Reexamination Board of SIPO issued invalidation decisions against Chinese Patent No. ZL02821854.X on November 21, 2018, against Chinese Patent No. ZL201310253562.2 on November 14, 2018, and against Chinese Patent No. ZL201210005785.2 on November 15, 2018, declaring all three Chinese patents invalid. The Company filed an application to withdraw its complaint from the Fuzhou Intermediate Court on December 10, 2018, and received the ruling that allows Immersion to withdraw the case from the Fuzhou Intermediate Court on December 29, 2018. The Company pre-registered the appeals against the invalidation decisions with the Beijing IP Court on February 14, 2019. On April 28, 2019, the Company filed the appeal against the invalidation decisions with the Beijing IP court. On June 6, 2019, SIPO responded to the Company’s filing of the appeal with its counterarguments to the arguments set forth in our appeal filing.

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

By order dated March 11, 2019, the Mannheim District Court scheduled a hearing on the merits for December 3, 2019. With such order, the court also ordered Samsung Electronics GmbH to announce a counsel of record and to file an answer to the complaint within 8 weeks of receiving service of such order. Samsung requested a four week extension of the deadline to file their answer which was granted by the Court on April 30, 2019. On May 12, 2019, the parties entered into a settlement and license agreement. Pursuant to that agreement, on May14, 2019, Immersion filed to withdraw its action against Samsung. By order dated May 24, 2019, the Mannheim District Court confirmed that the action was withdrawn.

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

Further, with the adoption of Accounting Standard Codification ("ASC") 606, Revenue from Contracts with Customers, ("ASC 606"), effective January 1, 2018, we recognize a substantial portion of revenue from our fixed license fee contracts up front, with the remainder recognized over time, which relates to our future performance obligations to be transferred during the contract term. Previously, our fixed license fee revenue was typically recognized ratably over time in accordance with revenue recognition guidance under ASC 605, Revenue Recognition ("ASC 605"). This change in accounting policy provides less predictability in our revenue when compared to historical periods.

A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.

Three customers accounted for 22%, 14% and 13% of our total revenues for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018 where one customer accounted for more than 10% of our total revenues.

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

From time to time, stockholders have attempted and may continue to attempt to influence us, which could adversely affect our operations, financial condition and the value of our common stock.
Our stockholders have and may from time-to-time seek to acquire a controlling stake in our company, engage in proxy solicitations, or otherwise attempt to effect changes at our company. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, or sales of assets or the entire company. Responding to proxy contests and other actions by stockholders can be costly and time-consuming, and could disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies. These actions could adversely affect our operations, financial condition and the value of our common stock.

Our current or any future litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices are expensive, disruptive and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

We have been in the past and are currently a party to various legal proceedings with companies that have significantly greater financial resources than us to enforce or defend our intellectual property rights and to defend our licensing practices. For example, we had previously initiated patent infringement litigation against Samsung and Motorola. While we settled such litigation, we may enforce or defend our intellectual property rights and defend our licensing practices in the future. Due to the inherent uncertainties of litigation and administrative proceedings, we cannot accurately predict how these proceedings will ultimately be resolved. We anticipate that currently pending or any future legal proceedings will continue to be costly, given the significant resources available to our current adverse parties, and that future legal proceedings will result in additional legal expenses, resulting in the decrease of cash available for other parts of our business, and there can be no assurance that we will be successful or be able to recover the costs we incur in connection with the legal proceedings. Although protecting our intellectual property is a fundamental part of our business, at times, our legal proceedings have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions and other aspects of our business. As a result, until such time as it is resolved or concluded, litigation, arbitration and administrative proceedings could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Part I, Item 3, “Legal Proceedings.”

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

•effective patent protection may not be available in every country, particularly in Asia, where we or our licensees do business; and

•any litigation we are or may be involved in may be unsuccessful or may result in one or more of the patents asserted becoming limited in scope, declared unenforceable or invalidated.

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

We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future. We may need to initiate legal proceedings in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights has, and may in the future result in substantial legal expenses and risk, could lead to counterclaims and adverse rulings affecting our patents, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.

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

We had an accumulated deficit of $118.2 million as of June 30, 2019 and may not return to consistent profitability in the future.

As of June 30, 2019 we had an accumulated deficit of $118.2 million. We need to generate significant ongoing revenues to return to consistent profitability. We will continue to incur expenses as we:

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

We have experienced turnover in our senior management. For example, our Chief Executive Officer recently joined us in January 2019, our General Counsel joined us on June 10, 2019, and our interim Chief Financial Officer joined us on July 30, 2019. This lack of management continuity and turnover amongst our employees, which we have experienced recently, could result in operational and administrative inefficiencies and added costs, which could adversely impact our results of operations, stock price and customer relationships, and could make recruiting for future management positions more difficult. We believe that our future success will also depend largely on our ability to attract, integrate, and retain sales, support, marketing, and research and development personnel.   We must successfully integrate any new senior management and other new personnel within our organization in order to achieve our operating objectives, and changes in other key positions may temporarily affect our financial performance and results of operations as new employees become familiar with our business. Additionally, competition for such personnel is intense, and we may not be successful in attracting, integrating, and retaining such personnel. Given the protracted nature of, if, how, and when we collect royalties on new contracts, it may be difficult to craft compensation plans that will attract and retain the level of salesmanship needed to secure these contracts. Additionally, our compensation packages need to be competitive in the Silicon Valley where the stock component of compensation is an important factor that candidates and employees consider. Some of our executive officers and key employees hold stock options with exercise prices that may be above the current market price of our common stock or that are largely vested. Each of these factors may impair our ability to retain the services of our executive officers and key employees.

We may incur greater tax liability than we have provided for if we do not achieve increased tax benefits as a result of our 2015 corporate reorganization and may incur additional tax liability due to certain indemnification agreements with certain licensees, which could adversely affect our financial condition and operating results.

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

Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the reorganization of our corporate organization and applicable tax provisions, as well as on our achieving our forecasted revenue growth rates. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure (for sample, changes currently anticipated arising from the agreement recently reached by the Competent Authorities of Ireland and Malta), or we do not operate our business consistent with the intended reorganization and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the reorganization and our future operating results and financial condition may be negatively impacted. In addition, future changes to U.S. or non-U.S. tax laws, including legislation to reform U.S. or other countries' taxation of international business activities, could negatively impact the anticipated tax benefits of the reorganization.

Additionally, from time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. We have received requests from certain licensees requesting that we reimburse them for certain tax liabilities. For example, on April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities as a result of its determination that withholding taxes should have been withheld from certain payments made from Samsung to Immersion Software Limited, a request that was arbitrated by a panel of the International Chamber of Commerce. On March 27, 2019, the panel issued a final award. The award ordered us to pay Samsung KRW 7,841,324,165 (approximately $6.8 million), which we paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017; and ordered us to pay Samsung’s cost of the arbitration in the amount of approximately $871,454.

In addition, on October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. On November 3, 2017, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. We filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing is scheduled for October 15, 2019.

In the event that it is determined that we are obligated to further indemnify Samsung and/or LGE for such withholding taxes imposed by the Korean tax authorities, receive further requests for reimbursement of tax liabilities from other licensees, we would incur significant expenses.

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

We currently have sales personnel in Japan, Korea, and China. International revenues accounted for approximately 54% of our total revenues in the three months ended June 30, 2019. International operations are subject to a number of difficulties, risks, and special costs, including:

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

A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. Substantially all of our total revenues were royalty and license revenues for the first and second quarters in 2018 and 2019. We do not control or influence the design, manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’

products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not timely ship products incorporating our touch-enabling technologies or fail to achieve strong sales, our revenues will not grow and could decline.

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

For example, on January 1, 2018, we adopted revenue standard ASC 606. The adoption has affected our revenue recognition model for both fixed fee license revenue and per-unit royalty revenue derived from our new and existing contracts with licensees. Under ASC 606, if a fixed fee license agreement contains both performance obligations to transfer rights to our patent portfolio as it exists when the contract is executed as well as rights to our patent portfolio as it evolves throughout the contract term, we are required to allocate the fixed fee between the two performance obligations which could result in the recognition of a substantial majority of the fixed fee as revenue upon the execution of the license agreement. Prior to the adoption, as a historical practice applied by many licensing companies, we recognized fixed license fees ratably over the contract term. In addition, our previous accounting practice was to recognize revenue from per-unit royalty agreements in the period in which the related royalty report was received from our licensees, generally one quarter in arrears from the period in which the underlying sales occurred (i.e. on a "quarter-lag"). Under ASC 606, we are required to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As we generally do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain contractual terms on our ability to estimate such amounts. As a result of accruing per-unit royalty revenue for the quarter based on estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. Such changes have significantly affected our reported financial condition and/or results of operations, causing the amount of revenue we recognize to vary dramatically from quarter to quarter, and even year to year, depending on the timing of entry into license agreements and whether such agreements have fixed-fee or per-unit royalty terms. In addition, these changes to our reporting practices and the resulting fluctuations in our reported revenue could cause a decline and/or fluctuations in the price of our common stock.

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

ITEM 6. EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1†	Settlement and License Agreement, dated as of May 12, 2019, between Immersion and Samsung Electronics Co. Ltd					X
10.2	Confidential Consulting Agreement, dated March 11, 2019, by and between FLG Partners, LLC and Immersion					X
10.3	First Amendment to Confidential Consulting Agreement, dated May 9, 2019, by and between FLG Partners, LLC and Immersion					X
10.4	Offer Letter, dated April 29, 2019, by and between Immersion and Michael Okada					X
10.5	Retention and Ownership Change Agreement, dated May 6, 2019, by and between Immersion and Michael Okada					X
31.1	Certification of Ramzi Haidamus, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Len Wood Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Ramzi Haidamus, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Len Wood, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

*
This certification is deemed not filed for purposes of section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, as amended, or the Exchange Act, as amended.

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

Date:	August 14, 2019	By:	/s/ LEN WOOD
Len Wood
Interim Chief Financial Officer