Form 10-Q
period 2019-09-30
IMMERSION CORP
filed 2019-11-07
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock outstanding at November 1, 2019: 31,795,744.

IMMERSION CORPORATION
INDEX

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the Three and Nine Months Ended September 30, 2019 and 2018	4

	Unaudited Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended September 30, 2019 and 2018	5

	Unaudited Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2019 and 2018	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	7

	Unaudited Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	33

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	40

Item 6.	Exhibits	53

SIGNATURES		55

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$86,585	$110,988
Short-term investments	9,026	13,930
Accounts and other receivables	1,865	1,051
Prepaid expenses and other current assets	11,988	9,856
Total current assets	109,464	135,825
Property and equipment, net	1,768	2,343
Other assets, net	16,510	7,827
Total assets	$127,742	$145,995
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,176	$3,612
Accrued compensation	2,381	3,948
Other current liabilities	4,202	3,194
Deferred revenue	4,666	4,591
Total current liabilities	13,425	15,345
Long-term deferred revenue	26,816	30,203
Other long-term liabilities	3,072	787
Total liabilities	43,313	46,335
Contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 38,618,922 and 37,652,498 shares issued, respectively; 31,795,775 and 30,829,351 shares outstanding, respectively	252,191	246,415
Accumulated other comprehensive income	132	116
Accumulated deficit	(119,544)	(98,521)
Treasury stock at cost: 6,823,147 and 6,823,147 shares, respectively	(48,350)	(48,350)
Total stockholders’ equity	84,429	99,660
Total liabilities and stockholders’ equity	$127,742	$145,995
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Royalty and license	$10,549	$8,462	$24,264	$99,789
Development, services, and other	75	90	225	323
Total revenues	10,624	8,552	24,489	100,112
Costs and expenses:
Cost of revenues	62	61	117	190
Sales and marketing	1,688	1,664	4,876	4,454
Research and development	1,933	2,110	6,066	7,152
General and administrative	8,216	9,880	35,359	31,669
Total costs and expenses	11,899	13,715	46,418	43,465
Operating income (loss)	(1,275)	(5,163)	(21,929)	56,647
Interest and other income (loss)	(24)	545	1,106	1,151
Income (loss) before provision for income taxes	(1,299)	(4,618)	(20,823)	57,798
Provision for income taxes	(88)	(22)	(200)	(313)
Net income (loss)	$(1,387)	$(4,640)	$(21,023)	$57,485
Basic net income (loss) per share	$(0.04)	$(0.15)	$(0.67)	$1.89
Shares used in calculating basic net income (loss) per share	31,711	30,780	31,461	30,340
Diluted net income (loss) per share	$(0.04)	$(0.15)	$(0.67)	$1.83
Shares used in calculating diluted net income (loss) per share	31,711	30,780	31,461	31,334
Other comprehensive income
Change in unrealized gains (loss) on short-term investments	(6)	(2)	16	8
Total other comprehensive income	(6)	(2)	16	8
Total comprehensive income (loss)	$(1,393)	$(4,642)	$(21,007)	$57,493
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at June 30, 2019	38,488,327	$250,079	$138	$(118,157)	6,823,147	$(48,350)	$83,710
Net loss				(1,387)			(1,387)
Unrealized loss on available-for-sale securities, net of taxes			(6)				(6)
Issuance of stock for ESPP purchase	8,262	56					56
Exercise of stock options, net of shares withheld for employee taxes	111,333	869					869
Release of restricted stock units and awards	11,000						—
Stock based compensation		1,187					1,187
Balances at September 30, 2019	38,618,922	$252,191	$132	$(119,544)	6,823,147	$(48,350)	$84,429

	Three Months Ended September 30, 2018
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at June 30, 2018	37,488,535	$240,445	$109	$(91,156)	6,726,385	$(47,441)	$101,957
Net loss				(4,640)			(4,640)
Unrealized loss on available-for-sale securities, net of taxes			(2)				(2)
Issuance of common stock for employee stock purchase	12,855	120					120
Exercise of stock options, net of shares withheld for employee taxes	4,687	31					31
Release of restricted stock units and awards	20,833						—
Stock based compensation		2,514					2,514
Effect of change in accounting policy				417			417
Balances at September 30, 2018	37,526,910	$243,110	$107	$(95,379)	6,726,385	$(47,441)	$100,397

In the three months ended September 30, 2018, the Company determined that a certain customer had underreported its 2017 unit sales and owed an additional $0.4 million in royalties to the Company.  This amount was adjusted through accumulated deficit as this would have been recorded as such on January 1, 2018 upon the adoption of ASC 606 had the Company known about this at the time.

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2018	37,652,498	$246,415	$116	$(98,521)	6,823,147	$(48,350)	$99,660
Net loss				(21,023)			(21,023)
Unrealized gain on available-for-sale securities, net of taxes			16				16
Issuance of stock for ESPP purchase	21,741	165					165
Exercise of stock options, net of shares withheld for employee taxes	173,131	1,240					1,240
Release of restricted stock units and awards	771,552						—
Stock based compensation		4,371					4,371
Balances at September 30, 2019	38,618,922	$252,191	$132	$(119,544)	6,823,147	$(48,350)	84,429

	Nine Months Ended September 30, 2018
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2017	35,950,518	$228,046	$99	$(171,616)	6,686,690	$(46,872)	$9,657
Net income				57,485			57,485
Unrealized gain on available-for-sale securities, net of taxes			8				8
Issuance of common stock for employee stock purchase	26,689	218					218
Exercise of stock options, net of shares withheld for employee taxes	1,326,718	8,580			39,695	(569)	8,011
Release of restricted stock units and awards	222,985						—
Stock based compensation		6,266					6,266
Effect of change in accounting policy (1)				18,752			18,752
Balances at September 30, 2018	37,526,910	$243,110	$107	$(95,379)	6,726,385	$(47,441)	$100,397

(1) Effect of adoption of ASC 606 effective January 1, 2018. See Note 2. Revenue Recognition for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by (used in) operating activities:
Net income (loss)	$(21,023)	$57,485
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	588	647
Stock-based compensation	4,371	6,266
Foreign currency translation loss	361	—
Deferred income taxes	105	67
Other	1	26
Changes in operating assets and liabilities:
Accounts and other receivables	(814)	(454)
Prepaid expenses and other current assets	(2,239)	(1,870)
Other assets	(9,849)	(3,910)
Accounts payable	(1,440)	(5,889)
Accrued compensation	(1,567)	(1,560)
Other current liabilities	(15)	1,807
Deferred revenue	(3,312)	22,713
Other long-term liabilities	3,967	211
Net cash provided by (used in) operating activities	(30,866)	75,539
Cash flows provided by investing activities:
Purchases of short-term investments	(8,930)	(17,693)
Proceeds from maturities of short-term investments	14,000	22,000
Purchases of property and equipment	(12)	(63)
Net cash provided by investing activities	5,058	4,244
Cash flows provided by financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	165	218
Proceeds from stock options exercises	1,240	8,010
Net cash provided by financing activities	1,405	8,228
Net increase (decrease) in cash and cash equivalents	(24,403)	88,011
Cash and cash equivalents:
Beginning of period	110,988	24,622
End of period	$86,585	$112,633
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$104	$139
Supplemental disclosure of non-cash operating, investing, and financing activities:
Release of restricted stock units and awards under company stock plan	$7,148	$2,806

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Immersion Corporation (the "Company") was incorporated in 1993 in California and reincorporated in Delaware in 1999. The Company focuses on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. The Company has adopted a business model under which it provides advanced tactile software, related tools, technical assistance designed to help integrate its patented technology into its customers’ products or enhance the functionality of its patented technology to certain customers, and offers licenses to the Company's patented technology to other customers.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Segment Information

The Company develops, licenses, and supports software and a wide-range of IP that more fully engage users’ sense of touch as they engage with products and experience the digital world around them. The Company currently focuses on the following target application areas: mobility, automotive, gaming, medical and wearables. The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer. The CODM allocates resources to and assesses the performance of the Company using information about its financial results as one operating and reporting segment.

Revenue Recognition

The Company adopted the Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASC 606"), effective January 1, 2018 using the modified retrospective transition method where the cumulative effect of the initial application is recognized as an adjustment to the opening balance of the accumulated deficit at January 1, 2018, the date of adoption. Refer to Note 2 Revenue Recognition of the Notes to Condensed Consolidated Financial Statements for the Company's revenue recognition accounting policy.

Leases

The Company leases all of its office space pursuant to lease arrangements, each of which have expiration dates on or before February 29, 2024. On January 1, 2019 (the "Adoption Date"), the Company adopted the Accounting Standards Codification Section ASC 842 Leases ("ASC 842"), using the alternative modified transition method to apply the standard and measure leases existed at, or entered into, after the Adoption Date. The Company's operating leases accounted for as right-of-use ("ROU") assets and lease liability obligations in the Company's Condensed Consolidated Balance Sheets under Other assets, Other current liabilities and Other long-term liabilities, respectively. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liability obligations represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. The Company has lease agreements that combine lease and non-lease components, and the Company elects to account for such components as a single lease component. As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives and direct costs. Lease expense is recognized on a straight-line basis over the lease term. The Company elects to not present leases with an initial term of 12 months or less on its Condensed Consolidated Balance Sheet. See Note 11 Leases of the Notes to Condensed Consolidated Financial Statements for further information on ASC 842 adoption.

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

In June 2018, the FASB issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting" ("ASU 2018-07"). This ASU expands the scope of Topic 718 to include share-based payment transaction for acquiring goods and services from nonemployees and supersedes subtopic 505-50. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted but no earlier than adoption of Topic 606. The Company adopted this ASU as of January 1, 2019. The adoption of this ASU did not have a material impact on the Company's condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company adopted this ASU as of January 1, 2019. The amount of stranded tax effects that was reclassified from accumulated other comprehensive loss was not material to the Company's condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Leases: Topic 842 ("ASU 2016-02") in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior U.S. GAAP. Subsequently, the FASB issued numerous amendments to the initial guidance including ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, "ASC 842"). ASC 842 requires that a lessee should recognize a liability to make lease payments ("lease liabilities") and a right-to-use ("ROU") asset representing its right-to-use the underlying asset for the lease term on the balance sheet. ASC 842 also requires additional disclosures related to key information about leasing arrangements, including, but not limited to, amounts, timing, and uncertainty of cash flows arising from leases.

The Company adopted ASC 842 on January 1, 2019 (the "Adoption Date"), using the alternative modified transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of accumulated deficit to be recognized on the Adoption Date, with prior periods not restated. The Company elected certain practical expedients, including 1) not to reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases, 2) not to use hindsight to determine lease terms, 3) to not separate non-lease components within our lease portfolio, and 4) not to present leases with an initial term of 12 months or less on its Condensed Consolidated Balance Sheets. The adoption of ASC 842 resulted in the recognition of ROU assets of $4.0 million and lease liabilities for operating leases of $4.9 million. There was no cumulative effect adjustment recognized on the beginning accumulated deficits as a result of the adoption. The comparative period presented in this Form 10-Q reflects the former lease U.S. GAAP accounting guidance. See Note 11 Leases of Notes to Condensed Consolidated Financial Statements for further information.

Recent Accounting Guidance Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). This guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected based on historical events, current conditions and forecast information. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-13 on its Condensed Consolidated Financial Statements.

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

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. The Company recorded adjustments to decrease royalty revenue by $143,000 during the three months ended September 30, 2019. This adjustment represents the difference between the actual per-unit royalty revenue for the three months ended June 30, 2019 as reported by the Company's licensees during the three months ended September 30, 2019 and the estimated per-unit royalty revenue for the three months ended June 30, 2019 that the Company reported during the three months ended June 30, 2019. During the three months ended June 30 and March 31, 2019, the Company recorded adjustments to increase royalty revenue by $234,000 and $149,000, respectively, based on actual sales that occurred in the previous quarters. During the three months ended September 30 and June 30, 2018, the Company recorded adjustments to decrease royalty revenue by $333,000 and $326,000, respectively, based on actual sales that occurred in the previous quarters. The Company had no true-ups for the three months ended March 31, 2018.

Certain of the Company's per-unit royalty agreements contains minimum royalty provision which sets forth minimum amounts to be received by the Company during the contract term. Under ASC 606, minimum royalties are considered a fixed transaction price to which the Company will have an unconditional right once all other performance obligations, if any, are satisfied. The Company recognizes all minimum royalties as revenue at the inception of the license agreement or in the period in which all remaining revenue recognition criteria have been met. The Company accounts for the unbilled minimum royalties as contract assets on a contract basis on its Condensed Consolidated Balance Sheets, and the balance of such contract assets will be reduced by the actual royalties to be reported by the licensee during the contract term until fully utilized, after which point any excess per-unit royalties reported will be recognized as revenue. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.

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

Disaggregated Revenue

The following table presents the disaggregation of the Company's revenue for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed fee license revenue	$4,115	$4,317	$10,109	$81,955
Per-Unit royalty revenue	6,434	4,145	14,155	17,834
Total royalty and license revenue	10,549	8,462	24,264	99,789
Development, services, and other revenue	75	90	225	323
Total revenues	$10,624	$8,552	$24,489	$100,112

The Company had contract assets of $11.2 million and $9.0 million included within prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018, respectively. The Company had contract assets of $6.0 million and $7.2 million included within other non-current assets of the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. During the nine months ended September 30, 2019, contract assets decreased by $1.1 million primarily due to actual royalties billed during the nine months ended September 30, 2019, that reduced the minimum royalties recognized in contract assets. The contract assets as of September 30, 2019 also included the Company's estimate of per-unit royalty related to the underlying sales that occurred in the three months ended September 30, 2019.

Contracted Revenue

Based on contracts signed and payments received as of September 30, 2019, the Company expects to recognize $31.1 million in revenue related to Performance Obligation B under the Company's fixed fee license agreements, which is satisfied over time, including $12.4 million over one to three years and $18.7 million over more than three years. Revenue related to Performance Obligation B was $34.5 million as of December 31, 2018. During the nine months ended September 30, 2019 and 2018, the Company recognized $3.4 million and $5.7 million in fixed fee license revenue related to Performance Obligation B under the Company's fixed fee license agreements.

3. FAIR VALUE MEASUREMENTS

Cash, Cash Equivalents and Short-term Investments

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

Financial instruments are valued based on quoted market prices in active markets include mostly money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

Instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy and include U.S. treasury securities.

Instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of September 30, 2019 and December 31, 2018, the Company did not hold any Level 3 instruments.

Financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are classified based on the valuation technique in the table below (in thousands):

	September 30, 2019
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$63,226	$—	$—	$63,226
U.S. Treasury securities	—	9,026	—	9,026
Total assets at fair value (1)	$63,226	$9,026	$—	$72,252
(1) The above table excludes $23.4 million of cash held in banks.

	December 31, 2018
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$81,425	$—	$—	$81,425
U.S. Treasury securities	—	13,930	—	13,930
Total assets at fair value (2)	$81,425	$13,930	$—	$95,355
(2) The above table excludes $29.6 million of cash held in banks.

The contractual maturities of the Company’s available-for-sale securities on September 30, 2019 and December 31, 2018 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three and nine months ended September 30, 2019 and the year ended December 31, 2018.

Money market accounts are classified as cash equivalents and U.S. Treasury securities (classified as available-for-sale securities), with maturity dates less than one year, are within short-term investments on the Company’s Condensed Consolidated Balance Sheets.

Short-term Investments

Short-term investments as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$9,016	$10	$—	$9,026
Total	$9,016	$10	$—	$9,026

	December 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$13,936	$—	$(6)	$13,930
Total	$13,936	$—	$(6)	$13,930

4. ACCOUNTS AND OTHER RECEIVABLES
Accounts and other receivables consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Trade accounts receivable	$1,485	$645
Other receivables	380	406
Accounts and other receivables	$1,865	$1,051

There was no estimated allowance for doubtful accounts as of September 30, 2019 and December 31, 2018.

5. OTHER ASSETS, NET

Other assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Contract assets - long-term	$6,033	$7,231
Lease assets	3,371	—
Deferred tax assets	295	295
Other assets	6,811	301
Total other assets, net	$16,510	$7,827

The Company adopted ASC 842 on January 1, 2019 and recognized $4.0 million ROU assets on its Condensed Consolidated Balance Sheets. See Note 1 Significant Accounting Policies and Note 11 Leases of the Notes to the Condensed Consolidated Financial Statements for more detail on ASC 842 adoption.

In March 2019, as part of a then-pending litigation matter with Samsung Electronics Co, the Company recorded a $6.9 million deposit included in Other assets, net along with related accounts payable which was paid in April 2019. See Note 12 Contingencies of Notes to Condensed Consolidated Financial Statements for further disclosure.

6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued legal	$1,453	$1,827
Lease liabilities - current	1,161	—
Income taxes payable	228	204
Other current liabilities	1,360	1,163
Total other current liabilities	$4,202	$3,194

7. STOCK-BASED COMPENSATION

Stock Options and Awards

The Company’s equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for employees, consultants, officers, and directors and to align stockholder and employee interests. The Company may grant time-based options, market condition-based options, stock appreciation rights, restricted stock ("RSA"), restricted stock units (“RSUs”), performance shares, performance units, and other stock-based to employees, officers, directors, and consultants. Under this program, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These stock options generally vest over four years and expire from seven to ten years from the grant date. In addition to time-based vesting, market condition-based options are subject to a market condition whereby the closing price of the Company common stock must exceed a certain level for a number of trading days within a specified time frame or the options will be canceled before the expiration of the options. RSAs generally vest over one year. RSUs generally vest over three years. Awards granted other than a stock option or stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued. On June 14, 2019, the Company's stockholders approved an increase to the number of common stock shares reserved for issuance by 2,595,751 shares.

A summary of the Company's equity incentive program is as follows (in thousands):

September 30, 2019
Common stock shares available for grant	3,172
Standard and market condition-based stock options outstanding	2,011
RSAs outstanding	91
RSUs outstanding	949

Time-Based Stock Options

The following summarizes activities for the time-based stock options for the nine months ended September 30, 2019 (in thousands except for weighted average exercise per share and weighted average remaining contractual life data):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,862	$9.44	2.85	$751
Granted	783	$8.25
Exercised	(173)	$7.16
Canceled or expired	(733)	$9.78
Outstanding as of September 30, 2019	1,739	$8.98	3.35	$128
Vested and expected to vest at September, 2019	1,739	$8.98	3.35	$128
Exercisable at September 30, 2019	927	$9.57	0.52	$10

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of the Company’s common stock for the options that were in-the-money.

Market Condition-Based Stock Options

In 2014, the Company began to grant market condition-based stock options. These stock options will vest if the closing price of the Company stock exceeds a certain level for a number of trading days within a specified time frame or the stock options will be canceled before the expiration of the stock options. As of September 30, 2019 and December 31, 2018, the Company had 272,081 market condition-based stock options outstanding. There were no market condition-based stock options granted, exercised or canceled during the nine months ended September 30, 2019.

Restricted Stock Units

The following summarizes RSU activities for the nine months ended September 30, 2019 (in thousands except for weighted average exercise per share and weighted average remaining contractual life data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,091	$10.97	0.67	$9,773
Granted	864	$8.57
Released	(709)	$11.32
Forfeited	(297)	$9.84
Outstanding at September 30, 2019	949	$8.88	1.47	$7,259

Restricted Stock Awards

The following summarizes RSA activities for the nine months ended September 30, 2019 (in thousands except for weighted average exercise per share and weighted average remaining contractual life data):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2018	55	$13.02	0.46
Granted	114	$7.06
Released	(62)	$12.63
Forfeited	(16)	$7.27
Outstanding at September 30, 2019	91	$7.45	0.70

Employee Stock Purchase Plan

Under the Company's 1999 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six months offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the nine months ended September 30, 2019, 21,741 shares were purchased under the ESPP. As of September 30, 2019, 253,437 shares were available for future purchase under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expenses recognized for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$200	$286	$516	$960
RSUs and RSAs	971	2,206	3,798	5,234
Employee stock purchase plan	16	22	57	72
Total	$1,187	$2,514	$4,371	$6,266

Sales and marketing	$207	$377	$700	$675
Research and development	234	561	1,054	1,382
General and administrative	746	1,576	2,617	4,209
Total	$1,187	$2,514	$4,371	$6,266

As of September 30, 2019, there was $9.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options, RSAs and RSUs. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 2.78 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

8. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Unrealized Gains & Losses on Available for Sale Securities	Foreign Currency Items	Total
Balance as of June 30, 2019	$16	$122	$138
Amounts reclassified from accumulated other comprehensive income	(6)	—	(6)
Net current period other comprehensive income	(6)	—	(6)
Balance as of September 30, 2019	$10	$122	$132

	Unrealized Gains & Losses on Available for Sale Securities	Foreign Currency Items	Total
Balance as of December 31, 2018	$(6)	$122	$116
Amounts reclassified from accumulated other comprehensive income	16	—	16
Net current period other comprehensive income	16	—	16
Balance as of September 30, 2019	$10	$122	$132

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
There were no stock repurchases during the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Stock Repurchase Program remains available with approximately $33.4 million of the Company's common stock that may yet be purchased under this program.

9. INCOME TAXES

Income tax provisions consisted of the following (in thousands, except for effective tax rate percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) before provision for income taxes	$(1,299)	$(4,618)	$(20,823)	$57,798
Provision for income taxes	$(88)	$(22)	$(200)	$(313)
Effective tax rate	(6.8)%	(0.5)%	(1.0)%	0.5%

The provision for income tax for the three and nine months ended September 30, 2019 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. For the three and nine months ended September 30, 2019, the Company used a year-to-date approach to calculate the effective tax rate. The Company continues to carry a full valuation allowance on its federal and state deferred tax assets. As a result, no benefit for losses generated from the Company's U.S. territory was included in the calculation of the year-to-date effective tax rate, which was the main reason for the difference between the statutory tax rate and actual effective tax rate. The provision for income tax for the three and nine months ended September 30, 2018 resulted primarily from estimated foreign taxes included in the calculation of the annual effective tax rate.

On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). On July 24, 2018, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court that had found certain Treasury regulations related to stock-based compensation to be invalid. On August 7, 2018, the Ninth Circuit withdrew its July 24, 2018 opinion to allow a reconstituted panel to confer on the decision. This reconstituted panel reconsidered the validity of the cost sharing regulations at issue. The regulations at issue require related entities to share the cost of employee stock compensation in order for their cost-sharing arrangements to be classified as “qualified cost-sharing arrangements” and to avoid potential IRS adjustment. On June 7, 2019, the reconstituted panel of the Ninth Circuit upheld the 2018 decision of the Ninth Circuit, concluding stock-based compensation must be included in intercompany cost sharing agreements for the agreements to be classified as “qualified cost-sharing arrangements”. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit. In the case of a denial of a Ninth Circuit en banc rehearing or a decision against Altera following an en banc rehearing, Altera can appeal to the United States Supreme Court for review. Although the Company believes stock-based compensation is not required to be included in its pool of shared costs under its intercompany cost sharing arrangement, the Company has concluded that it is not more likely than not that Altera will prevail with their appeal of the Ninth Court’s ruling. As such, the Company has made corresponding provisions. The Company will continue to monitor ongoing developments and potential impacts to its consolidated financial statements.

The Company concluded that it is has not met the threshold requirements of the Base Erosion and Anti-Abuse Tax (the “BEAT”). Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, Income Taxes ("ASC 740"), the Company will recognize any effects of the guidance in the period that such guidance is issued.

As of September 30, 2019, the Company had unrecognized tax benefits under ASC 740 Income Taxes of approximately $5.1 million and applicable interest of $23,000. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $97,000. The Company’s policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of September 30, 2019, the Company had net deferred income tax assets of $295,000 consisting primarily of foreign net operating loss carryforwards, and deferred income tax liabilities of $30,000. Because the Company had net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine the Company’s tax returns for all years from 2000 through the current period.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(1,387)	$(4,640)	$(21,023)	$57,485
Denominator:
Weighted-average common stock outstanding, basic	31,711	30,780	31,461	30,340
Dilutive effect of potential common shares:
Stock options, RSUs, RSA and ESPP	—	—	—	994
Total shares, diluted	31,711	30,780	31,461	31,334
Basic net income (loss) per share	$(0.04)	$(0.15)	$(0.67)	$1.89
Diluted net income (loss) per share	$(0.04)	$(0.15)	$(0.67)	$1.83

The Company includes the underlying market condition-based stock options in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and excludes such options if the performance condition has not been met.

For the nine months ended September 30, 2018, standard stock options to purchase approximately 262,000 shares of common stock, with exercise prices greater than the average fair market value of the Company’s stock of $12.04 per share, were not included in the calculation because the effect would have been anti-dilutive.

As of September 30, 2019 and 2018, the Company had stock options, RSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, since their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	September 30
	2019	2018
Standard and market condition-based stock options outstanding	2,011	2,323
RSUs outstanding	949	1,091
RSAs outstanding	91	63

11. LEASES

The Company leases all of its office space pursuant to lease arrangements, each of which have expiration dates on or before February 29, 2024. On January 1, 2019 (the "Adoption Date"), the Company adopted ASC 842 Leases, using the alternative modified transition method to apply the standard and measure leases existed at, or entered into after the Adoption Date. Upon adoption of ASC 842, the Company recognized operating lease liabilities of $4.9 million, which represents the present value of the remaining lease payments of existing leases as of the Adoption Date using an estimated incremental borrowing rate of 3.25%. The Company did not enter into any new leases in the nine months ended September 30, 2019. The Company also recognized ROU assets of $4.0 million which represent the Company's right-to-use an underlying asset for the lease term. In conjunction with the adoption of ASC 842, the Company elected the following practical expedients: (i) combining lease and non-lease components, (ii) leases with an initial term of 12 months or less are not recorded in the Condensed Consolidated Balance Sheets, and the associated lease payments are recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) on a straight-line basis over the lease term, and (iii) applying discount rates to operating leases using a portfolio approach.

There was no cumulative-effect adjustment recognized on the beginning accumulated deficit as a result of the adoption. The comparative periods presented in this Form 10-Q reflect the former lease accounting guidance.

Below is a summary of our ROU assets and lease liabilities as of the Adoption Date and September 30, 2019, respectively (in thousands):

	Balance Sheets Classification	September 30, 2019	January 1, 2019
Assets
Operating lease assets	Other assets	$3,371	$4,048
Liabilities
Operating lease liabilities - current	Other current liabilities	1,161	1,157
Operating lease liabilities - long-term	Other long-term liabilities	2,921	3,693
Total lease liabilities		$4,082	$4,850

The table below provides supplemental information related to operating leases during the nine months ended as of September 30, 2019 (in thousands except for lease term):

Cash paid within operating cash flow	$878
Weighted average lease terms (in years)	3.60

Operating lease ROU assets and liabilities commencing after the Adoption Date are recognized at commencement date based on the present value of lease payments over the lease term. Under ASC 842, all operating lease expenses are recognized on a straight-line basis over the lease term. During the three and nine months ended September 30, 2019, and 2018, the Company's operating lease expenses are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease costs	$301	$285	$855	$891

As of December 31, 2018, the Company had $764,000 in deferred rent which represented unamortized lease incentives on its outstanding leases and was recorded as a reduction to the ROU assets recognized at the Adoption Date.

Minimum future lease payment obligations as of September 30, 2019 are as follows (in thousands):

For the Years Ending December 31,
2019 Remaining	$304
2020	1,211
2021	1,195
2022	1,170
2023	454
Thereafter	24
Total	$4,358

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

As discussed in Part II, Item 1 (Legal Proceedings), on April 28, 2017, the Company and Immersion Software Ireland Limited (collectively, “Immersion”) received a letter from Samsung Electronics Co. (“Samsung”) requesting that the Company reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, on behalf of Samsung, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept the Company's arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. The first hearing occurred on June 27, 2019. A second hearing occurred on August 29, 2019. A third hearing occurred on October 31, 2019. A fourth hearing is scheduled for December 19, 2019.

On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against Immersion demanding that the Company reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. On March 27, 2019, the Company received the final award. The award ordered Immersion to pay Samsung KRW 7,841,324,165 which Immersion paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017, and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454.

The Company believes that there are valid defenses to all of the claims from the Korean tax authorities. The Company intends to vigorously defend against the claims from the Korean tax authorities. The Company expects to be reimbursed by Samsung to the extent the Company ultimately prevails in the appeal in the Korea courts. At March 31, 2019, $6.9 million was recorded as a deposit included in Other assets on the Company's Condensed Consolidated Balance Sheets. In the event that the Company does not ultimately prevail in its appeal in the Korean courts, the deposit included in Other assets would be recorded as additional income tax expense on the Company's Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which the Company does not ultimately prevail.

On October 16, 2017, the Company received a letter from LG Electronics Inc. (“LGE”) requesting that the Company reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.  On November 3, 2017, on behalf of LGE, the Company filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019.

The Company believes that there are valid defenses to the claims raised by the Korean tax authorities and that LGE’s claims are without merit.  The Company intends to vigorously defend itself against these claims. In the event that the Company does not ultimately prevail in its appeal in the Korean courts, any payments to LGE with respect to withholding tax imposed on LGE by the Korean tax authorities as described in the previous paragraph would be recorded as additional income tax expense on the Company's Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which the Company does not ultimately prevail.

On July 31, 2019, the Company entered into a settlement and license agreement with Motorola Mobility LLC and Motorola Mobility Holdings LLC (collectively, “Motorola”). Pursuant to that agreement, on August 12, 2019, the parties filed a joint motion to dismiss the case with prejudice. On August 13, 2019, the Court granted the motion and ordered that all claims and counterclaims in Civil Action No. 1:17-cv-01081-RGA be dismissed with prejudice, and that each party shall bear its own costs, expenses, and attorneys’ fees. The parties also terminated the related IPR proceedings. See Legal Proceedings in Part II, Item 1 of this Quarterly Report for more information related to this settlement and license agreement and the related IPR proceedings.

13. SUBSEQUENT EVENTS

On October 23, 2019, the Board authorized the abandonment of the leased facility at 50 Rio Robles in San Jose California.  The Company has begun offering the facility along with all in place leasehold improvements and furniture and fixtures for sublease and intends to relocate as soon as is practicable.  At September 30, 2019, the Company has $2.4 million recorded as a right-of-use asset for this lease and net book values of the leasehold improvements and furniture and fixtures of $1.1 million and less than $0.1 million, respectively. The liability recorded associated with this lease is $3.0 million at September 30, 2019.

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

OVERVIEW

We believe we are a premier licensing company focused on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. We believe we are a leading expert in haptics and our focus on innovation allows us to deliver world-class intellectual property ("IP") and technology that enables the creation of products that delight end users. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized. Our primary business is currently in the mobility, gaming, and automotive markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including entertainment, social content, virtual and augmented reality, wearables, as well as residential, commercial, and industrial Internet of Things ("IoT"). In recent years, we have seen a trend towards broad market adoption of haptic technology, and we estimate our technology is now in more than 3 billion devices worldwide. As other companies follow our leadership in recognizing how important tactile feedback can be in people's digital lives, we expect the opportunity to license our IP and technologies will continue to expand.

We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly owned subsidiaries hold more than 3,400 issued or pending patents worldwide as of September 30, 2019. Our patents cover a wide range of digital technologies and include many of the ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.

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

Our critical accounting policies and estimates are important to the portrayal of our financial condition and results of operations and require us to make judgments and estimates about matters that are inherently uncertain. With the exception of our adoption of ASC 842 Leases, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019, that have had a material impact on our condensed consolidated financial statements and related notes. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, for a complete discussion of our other critical accounting policies and estimates.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

OVERVIEW

Total revenues for the three months ended September 30, 2019 was $10.6 million, an increase of $2.1 million, or 24%, compared to $8.6 million for the three months ended September 30, 2018 primarily driven by a $2.3 million, or 55%, increase in per-unit royalty revenue partially offset by a $0.2 million decrease in fixed fee license revenue. Total revenues for the nine months ended September 30, 2019 was $24.5 million, a decrease of $75.6 million, or 76%, compared to $100.1 million for the nine months ended September 30, 2018. The decrease was primarily driven by a $71.8 million decrease in fixed fee license revenue and $3.7 million decrease in per-unit royalty revenue.

Net loss for the three months ended September 30, 2019 was $1.4 million, a decrease of $3.3 million, or (70)%, as compared to a net loss of $4.6 million for the three months ended September 30, 2018. This lower net loss was mainly attributable to a $2.1 million increase in revenues and a $1.8 million decrease in operating expenses due to lower legal and settlement costs and decreased employee compensation from headcount reductions partially offset by increased consulting and public company expenses. Net loss for the nine months ended September 30, 2019 was $21.0 million as compared to a net income of $57.5 million for the nine months ended September 30, 2018. The net loss was mainly attributable to a $75.6 million decrease in total revenues and a $3.0 million increase in operating expenses attributable to an increase in legal, employee retention and consulting costs partially offset by lower stock-based compensation expense.

REVENUES

The following table sets forth a summary of our revenues for the three and nine months ended September 30, 2019 and 2018 (in thousands except for percentages):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues:
Fixed fee license revenue	$4,115	$4,317	$(202)	(5)%
Per-unit royalty revenue	6,434	4,145	2,289	55%
Total royalty and license revenue	10,549	8,462	2,087	25%
Development, services, and other revenue	75	90	(15)	(17)%
Total revenues	$10,624	$8,552	$2,072	24%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Revenues:
Fixed fee license revenue	$10,109	$81,955	$(71,846)	(88)%
Per-unit royalty revenue	14,155	17,834	(3,679)	(21)%
Total royalty and license revenue	$24,264	99,789	(75,525)	(76)%
Development, services, and other revenue	225	323	(98)	(30)%
Total revenues	$24,489	$100,112	$(75,623)	(76)%

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Royalty and license revenue — Royalty and license revenue is comprised of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software. Total royalty and license revenue for three months ended September 30, 2019 increased $2.1 million, or 25%, from $8.5 million for the three months ended September 30, 2018 to $10.5 million for the three months ended September 30, 2019.

Per-unit royalty revenue increased by $2.3 million, or 55%, from $4.1 million for the three months ended September 30, 2018 to $6.4 million for the three months ended September 30, 2019, primarily caused by a $3.0 million increase in royalties obtained from our mobility licenses ("mobility royalties") partially offset by a $0.7 million decrease in royalties obtained from our gaming licenses ("gaming royalties"). The $3.0 million increase in mobility royalties was due mainly to per-unit royalty agreements entered into during the three months ended September 30, 2019 and partially offset by the impact of lower shipments estimated for other mobility licensees. The $0.7 million decrease in gaming royalties was caused by lower shipment volumes estimated for our gaming licensees.

Fixed fee license revenue decreased $0.2 million, or 5%, from $4.3 million for the three months ended September 30, 2018 to $4.1 million for the three months ended September 30, 2019. This decrease was due to a $0.2 million decrease in mobility license revenue.

We expect royalty and license revenue to continue to be the major components of our future revenue. Under revenue standard ASC 606, our fixed fee license revenue could fluctuate depending upon the timing of execution of new fixed license fee arrangements. We also anticipate that our per-unit royalty revenue will fluctuate relative to our customer's unit shipments. We have historically experienced seasonally higher mobility royalties and gaming royalties, due to the reporting of holiday sales, in the first calendar quarter compared to other calendar quarters. We anticipate a continued reduction in per-unit royalty and license revenue in the future from our medical customers as a percentage of our consolidated per-unit royalty and license revenue, as this line of business is a less significant portion of our market focus

Development, services and other revenue — Development, services, and other revenue for the three months ended September 30, 2019 decreased by $15,000, or 17%, from $90,000 for the three months ended September 30, 2018 to $75,000 for the three months ended September 30, 2019.

Geographically, revenues generated in Asia, North America, and Europe for the three months ended September 30, 2019 represented 56%, 35%, and 9%, respectively, of our total revenue as compared to 35%, 57%, and 8%, respectively, for the three months ended September 30, 2018. The increase in revenue attributable to Asia as a percentage of total revenue was primarily driven by increased revenues from mobility and gaming customers, partially offset by decreased revenues from automotive customers in Asia. The decrease in revenue attributable to North America as a percentage of total revenue was primarily driven by lower revenues from gaming and mobility customers in the region. The increase in revenue attributable to Europe as a percentage of total revenue was primarily caused by higher revenues from automotive customers in the region.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Royalty and license revenue — Total royalty and license revenue for the nine months ended September 30, 2019 decreased by $75.6 million, or 76%, from $99.8 million for the nine months ended September 30, 2018 to $24.3 million for the nine months ended September 30, 2019.

Per-unit royalty revenue decreased by $3.7 million, or 21%, to $14.2 million for the nine months ended September 30, 2019 from $17.8 million for the nine months ended September 30, 2018 . This decrease in per-unit royalty revenue was primarily caused by a $5.1 million decrease in automotive royalties and a $1.9 million decrease in gaming royalties and was partially offset by a $3.4 million increase in mobility royalties. The decrease in automotive royalties was mainly due to the impact of certain per-unit royalty agreements entered into during the first quarter of 2018 that contained a minimum royalty provision for which we recognized the whole set of minimum royalties as revenue at the inception of such agreements. The decrease in gaming royalties was due to lower shipments experienced by our licensees. The increase in mobility royalties was primarily due to revenue from per-unit royalty agreements entered into during the nine months ended September 30, 2019 partially offset by the impact of lower shipment volumes reported by other mobility licensees.

Fixed fee license revenue decreased $71.8 million, or 88%, to $10.1 million for nine months ended September 30, 2019 from $81.9 million nine months ended September 30, 2018. The decrease was primarily related to a material fixed fee license agreement entered into with a mobility customer during the first quarter of 2018.

Development, services and other revenue — Development, services, and other revenue for nine months ended September 30, 2019 decreased by $98,000, or 30%, from $323,000 for the nine months ended September 30, 2018 to $225,000 for the nine months ended September 30, 2019.

Geographically, revenues generated in Asia, North America, and Europe for the nine months ended September 30, 2019 represented 55%, 36%, and 9%, respectively, of our total revenue as compared to 9%, 82%, and 9%, respectively, for the nine months ended September 30, 2018. The increase in revenue from Asia as a percentage of total revenue was primarily driven by increased revenues from mobility customers and partially offset by a decrease in revenues from automotive customers in the region. The decrease in revenue attributable to North America as a percentage of total revenue was primarily caused by lower revenues from mobility customers and partially offset by increased revenue from gaming and automotive customers in the region.

OPERATING EXPENSES

The following tables set forth a summary of our operating expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018	Change	% Change
Sales and marketing	$1,688	$1,664	$24	1%
% of total revenue	16%	19%
Research and development	$1,933	$2,110	$(177)	(8)%
% of total revenue	18%	25%
General and administrative	$8,216	$9,880	$(1,664)	(17)%
% of total revenue	77%	116%

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Sales and marketing	$4,876	$4,454	$422	9%
% of total revenue	20%	4%
Research and development	$6,066	$7,152	$(1,086)	(15)%
% of total revenue	25%	7%
General and administrative	$35,359	$31,669	$3,690	12%
% of total revenue	144%	32%

Sales and Marketing — Our sales and marketing expenses are primarily comprised of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and allocation of facilities costs. Sales and marketing expenses were flat for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Sales and marketing expenses increased $0.4 million, or 9%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily attributable to a $0.5 million increase in compensation, benefits, and other personnel-related costs as a result of higher headcount and a $0.2 million increase in advertising and marketing expenses in the nine months ended September 30, 2019 as compared to the same period in 2018. These expense increases were partially offset by a $0.3 million decrease in outside services costs.

Research and Development — Our research and development expenses are comprised of employee compensation and benefits, consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses decreased $0.2 million, or 8%, for the three months ended September 30, 2019 compared to three months ended September 30, 2018. This decrease was primarily due to a $0.2 million decrease in compensation, benefits and other personnel related costs due to reduced headcount and a decrease in stock-based compensation expense in the three months ended September 30, 2019 as compared to the same period in 2018. Research and development expenses decreased $1.1 million, or 15%, for the nine months ended September 30, 2019 compared to nine months ended September 30, 2018, primarily due to a $1.0 million decrease in compensation, benefits and other personnel-related costs attributable to lower salaries and benefits as a result of reduced headcount, a decrease in stock-based compensation and the impact of a decrease in 2019 employee retention expenses and a $0.2 million decrease in facilities costs in the nine months ended September 30, 2019 compared to the same period in 2018. These expense decreases were partially offset by a $0.1 million increase in outside services costs.

We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth in key markets.

General and Administrative — Our general and administrative expenses consist of employee compensation and benefits; legal and professional fees; external legal costs for patents; office supplies; travel; and allocation of facilities costs. General and administrative expenses decreased $1.7 million, or 17%, for three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to a $2.0 million decrease in legal expenses, primarily attributable to reduced activities following litigation settlements, and a $0.4 million decrease in employee compensation, benefits, and other personnel-related costs. These decreases were partially offset by a $0.7 million increase in professional expense, outside services costs, public company fees and insurance.

General and administrative expenses increased $3.7 million, or 12%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily caused by a $2.8 million increase in legal expenses and a $1.8 million increase in consulting, recruiting and professional services fees, a $0.3 million increase in public company fees, travel expense, and office expense and a $0.2 million increase in foreign currency transaction loss in the nine months ended September 30, 2019 as compared to the same period in 2018. These increases were partially offset by a $1.5 million decrease in employee compensation, benefits, and other personnel-related costs largely attributable to a decrease in stock-based compensation expense.

We expect our general and administrative expenses to decrease in the future as we complete certain outstanding litigation matters and achieve targeted reductions in consulting and professional services.

INTEREST AND OTHER INCOME (LOSS)

Interest and Other Income (Loss) — Interest and other income (loss) consists of interest income from cash equivalents and short-term investments, interest on notes receivable, translation exchange rate gains and other income. Interest and other income (loss) decreased $0.6 million during the three months ended September 30, 2019 compared to the same period in 2018 primarily driven by a $0.4 million increase in foreign currency translation loss and a $0.2 million decrease in investment earnings on cash equivalents and short-term investments.

Interest and other income (loss) decreased less than $0.1 million during the nine months ended September 30, 2019 compared to the same period in 2018 due to a $0.2 million increase foreign currency translation loss partially offset set by a $0.2 million increase in investment income earned.

PROVISION FOR INCOME TAXES

The following table sets forth a summary of our benefit (provision) for income taxes for the three and nine months ended September 30, 2019 and 2018 (in thousands except for percentages):

	Three Months Ended September 30,
	2019	2018	Change	% Change
Loss before provision for income taxes	$(1,299)	$(4,618)
Provision for income taxes	(88)	(22)	$(66)	300%
Effective tax rate	(6.8)%	(0.5)%

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Income (loss) before provision for income taxes	$(20,823)	$57,798
Provision for income taxes	(200)	(313)	$113	(36)%
Effective tax rate	(1.0)%	0.5%

The provision for income tax for the three and nine months ended September 30, 2019 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. For the three and nine months ended September 30, 2019, we used a year-to-date approach to calculate the effective tax rate. We continue to carry a full valuation allowance on our federal deferred tax assets. As a result, no benefit for losses generated from our U.S. territory was included in the calculation of the year-to-date effective tax rate, which was the main reason for the difference between the statutory tax rate and actual effective tax rate. The provision for income tax for the three and nine months ended September 30, 2018 resulted primarily from estimated foreign taxes included in the calculation of the annual effective tax rate.

The year-over-year change in provision for income taxes resulted primarily from the change in mix of income (loss) from continuing operations across various tax jurisdictions.

On December 22, 2017, the Tax Act was passed into law. Among other changes, the Tax Act introduced the Base Erosion and Anti-Abuse Tax (“BEAT”), which creates a new tax on certain related-party payments. We concluded that we have not met the threshold requirements of the BEAT. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, we will recognize any effects of the guidance in the period that such guidance is issued.

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

We also maintain liabilities for uncertain tax positions. As of September 30, 2019, we had unrecognized tax benefits under ASC 740 of approximately $5.1 million and applicable interest of $23,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000.

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

On September 30, 2019, our cash, cash equivalents, and short-term investments totaled $95.6 million, a decrease of $29.3 million from $124.9 million on December 31, 2018.

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(30,866)	$75,539
Net cash provided by investing activities	$5,058	$4,244
Net cash provided by financing activities	$1,405	$8,228

Cash (used in) provided by operating activities

Net cash used in operating activities was $30.9 million during the nine months ended September 30, 2019 compared to $75.5 million cash provided by operating activities during the nine months ended September 30, 2018, primarily due to $78.5 million decrease from $57.5 million net income for the nine months ended September 30, 2018 to $21.0 million net loss, for the nine months ended September 30, 2019, a $26.0 million decrease in deferred revenue, a $5.9 million increase in other assets, a $1.9 million decrease in stock-based compensation expense, a $1.8 million increase in other current liabilities, a $0.4 million decrease in prepaid expenses and other current assets and a $0.4 million increase in accounts and other receivables, each when comparing the nine months ended September 30, 2018 compared to the nine months ended September 30, 2019. These cash flow decreases were partially offset by a $4.4 million increase in accounts payable due mainly to the timing of payments and a $3.8 million increase in other long-term liabilities. The decrease in deferred revenue primarily reflected the effect of the adoption of ASC 606 on January 1, 2018.

Cash provided by investing activities

Net cash provided by investing activities during the nine months ended September 30, 2019 was $5.1 million compared to $4.2 million cash provided by investing activities during the nine months ended September 30, 2018. Net cash provided by investing activities during the current period consisted of maturities of short-term investments of $14.0 million partially offset by purchases of short-term investments of $8.9 million.

Cash provided by financing activities

Net cash provided by financing activities during the nine months ended September 30, 2019 was $1.4 million, a decrease of $6.8 million compared to $8.2 million cash provided by financing activities during the nine months ended September 30, 2018. Net cash provided by financing activities during the nine months ended September 30, 2019 consisted of $1.4 million in proceeds from stock option exercises and stock purchases under our employee stock purchase plan.

Our total cash, cash equivalents, and short-term investments were $95.6 million as of September 30, 2019, of which approximately 10% ($9.5 million) was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

At September 30, 2019, there was $33.4 million remaining under our previously-approved share repurchase program.

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

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2018. Our principal commitments as of September 30, 2019 consisted of $4.4 million obligations under operating leases. There have been no material changes in those obligations during the three and nine months ended September 30, 2019.

As of September 30, 2019, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $5.1 million and applicable interest of less than $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 Significant Accounting Policies and Note 11 Leases of the Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements, in particular the impact of the adoption of ASC 842 Leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Cash Equivalents and Short-term Investments — We had cash equivalents and short-term investments of $72.3 million as of September 30, 2019, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the fair value of our cash equivalents and short-term investments as of September 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2019, our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2019  that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Samsung Petitions for Inter Partes Review (USPTO)

On August 6, 2018, Samsung filed in the USPTO two petitions for IPR of the ’846 patent (Case Nos. IPR2018-01467 and IPR2018-01468). In each of the IPR petitions, Samsung asserts that certain claims of the ’846 patent are invalid over alleged prior art patents and publications. Immersion filed Patent Owner’s Preliminary Responses in IPR2018-01467 and in

IPR2018-01468 on November 21, 2018. On February 20, 2019, the USPTO entered Decisions Granting Institution in Case Nos. IPR2018-01467 and IPR2018-01468, both concerning the ’846 patent. The USPTO also issued Scheduling Orders in both cases. On May 22, 2019, pursuant to the parties’ settlement and license agreement, the parties filed a joint motion to terminate the IPR proceedings. On June 18, 2019, the USPTO granted the motion as to Samsung only and vacated the Scheduling Orders that had been entered earlier. On August 26, 2019, following the termination of the Motorola IPR proceedings, which removed the need to reach a decision on Motorola’s motions for joinder, the USPTO terminated the IPR proceedings.

On August 6, 2018, Samsung filed in the USPTO two petitions for IPR of the ’720 patent (Case Nos. IPR2018-01469 and IPR2018-01470). In each of the IPR petitions, Samsung asserts that certain claims of the ’720 patent are invalid over alleged prior art patents and publications. Immersion filed Patent Owner’s Preliminary Responses in both IPR2018-01469 and IPR2018-01470 on December 10, 2018. On March 7, 2019, the USPTO entered Decisions Granting Institution in Case Nos. IPR2018-01469 and IPR2018-01470, both concerning the ’720 patent. The USPTO also issued Scheduling Orders in both cases. On May 22, 2019, pursuant to the parties’ settlement and license agreement, the parties filed a joint motion to terminate the IPR proceedings. On June 18, 2019, the USPTO granted the motion as to Samsung only and vacated the Scheduling Orders that had been entered earlier. On August 26, 2019, following the termination of the Motorola IPR, which removed the need to reach a decision on Motorola’s motions for joinder, the USPTO terminated the IPR proceedings.

On August 6, 2018, Samsung filed in the USPTO a petition for IPR of the ’288 patent (Case No. IPR2018-01499). In the IPR petition, Samsung asserts that certain claims of the ’288 patent are invalid over alleged prior art patents and publications. Immersion filed a Patent Owner’s Preliminary Response on December 11, 2018. On March 6, 2019, the USPTO entered a Decision Granting Institution in Case No. IPR2018-01499 concerning the ’288 patent. The USPTO also issued a Scheduling Order. On May 22, 2019, pursuant to the parties’ settlement and license agreement, the parties filed a joint motion to terminate the IPR proceedings. On June 18, 2019, the USPTO granted the motion as to Samsung only and vacated the Scheduling Order that had been entered earlier. On August 26, 2019, following the termination of the Motorola IPR proceeding, which removed the need to reach a decision on Motorola’s motions for joinder, the USPTO terminated the IPR proceedings.

On August 6, 2018, Samsung filed in the USPTO two petitions for IPR of the ’181 patent (Case Nos. IPR2018-01500 and IPR2018-01501). In each of the IPR petitions, Samsung asserts that certain claims of the ’181 patent are invalid over alleged prior art patents and publications. Immersion filed Patent Owner’s Preliminary Responses in both IPR2018-01500 and IPR2018-01501 on January 5, 2019.On April 2, 2019, the USPTO entered Decisions Granting Institution in Case Nos. IPR2018-01500 and IPR2018-01501, both concerning the ’181 patent. The USPTO also issued Scheduling Orders in both cases. On June 18, 2019, the USPTO granted the motion as to Samsung only and vacated the Scheduling Orders that had been entered earlier. On August 26, 2019, following the termination of the Motorola IPR proceedings, which removed the need to reach a decision on Motorola’s motions for joinder, the USPTO terminated the IPR proceedings.

On August 6, 2018, Samsung filed in the USPTO a petition for IPR of the ’332 patent (Case No. IPR2018-01502). In the IPR petition, Samsung asserts that certain claims of the ’332 patent are invalid over alleged prior art patents and publications. Immersion filed a Patent Owner’s Preliminary Response on January 5, 2019. On March 29, 2019, the USPTO entered a Decision Granting Institution in Case No. IPR2018-01502 concerning the ’332 patent. The USPTO also issued a Scheduling Order. On May 22, 2019, pursuant to the parties’ settlement and license agreement, the parties filed a joint motion to terminate the IPR proceedings. On June 18, 2019, the USPTO granted the motion as to Samsung only and vacated the Scheduling Order that had been entered earlier. On August 26, 2019, following the termination of the Motorola IPR proceeding, which removed the need to reach a decision on Motorola’s motions for joinder, the USPTO terminated the IPR proceedings.

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

On February 5, 2018, the Court entered an order setting a mediation conference for August 7, 2018. The mediation conference was rescheduled to October 8, 2018 at the request of the parties. The mediation conference was conducted on October 8, 2018 as rescheduled but did not result in a settlement. On October 25, 2018, the Court issued its Claim Construction Memorandum and Order.

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

On July 31, 2019, the parties entered into a settlement and license agreement. Pursuant to that agreement, on August 12, 2019, the parties filed a joint motion to dismiss the case with prejudice. On August 13, 2019, the Court granted the motion and ordered that all claims and counterclaims in Civil Action No. 1:17-cv-01081-RGA be dismissed with prejudice, and that each party shall bear its own costs, expenses, and attorneys’ fees.

Motorola Petitions for Inter Partes Review (USPTO)

On March 20, 2019, Motorola filed in the USPTO two petitions for IPR of the ’846 patent (Case Nos. IPR2019-00847 and IPR2019-00848). The Motorola petitions are based on Samsung’s petitions in corresponding IPR proceedings (Case Nos. IPR2018-01467 and IPR2018-01468) on the ’846 patent. With the petitions, Motorola moved to join its IPR proceedings with Samsung’s corresponding IPR proceedings. Immersion filed an opposition to Motorola’s joinder motions on April 20, 2019. Immersion filed Patent Owner’s Preliminary Responses in IPR2019-00847 and IPR2019-00848 on June 28, 2019, and the last day for the USPTO to decide whether to institute Motorola’s IPRs of the ’846 patent is September 28, 2019. On July 31, 2019, the parties entered into a settlement and license agreement, in which the parties agreed to withdraw or terminate the IPRs and any associated motion for joinder with Samsung’s corresponding IPR proceedings. On August 19, 2019, the parties filed a joint motion to terminate the IPRs, and on August 26, 2019, the USPTO granted the motion and terminated the IPR proceedings.

On March 22, 2019, Motorola filed in the USPTO two petitions for IPR of the ’720 patent (Case Nos. IPR2019-00868 and IPR2019-00869). The Motorola petitions are based on Samsung’s petitions in corresponding IPR proceedings (Case Nos. IPR2018-01469 and IPR2018-01470) on the ’720 patent. With the petitions, Motorola moved to join its IPR proceedings with Samsung’s corresponding IPR proceedings. Immersion filed an opposition to Motorola’s joinder motions on April 22, 2019. Immersion filed Patent Owner’s Preliminary Responses in IPR2019-00868 and IPR2019-00869 on July 9, 2019 and June 28, 2019, respectively, and the last day for the USPTO to decide whether to institute Motorola’s IPRs of the ’720 patent is October 9, 2019 and September 28, 2019, respectively. On July 31, 2019, the parties entered into a settlement and license agreement, in which the parties agreed to withdraw or terminate the IPRs and any associated motion for joinder with Samsung’s corresponding IPR proceedings. On August 19, 2019, the parties filed a joint motion to terminate the IPRs, and on August 26, 2019, the USPTO granted the motion and terminated the IPR proceedings.

On March 22, 2019, Motorola filed in the USPTO a petition for IPR of the ’288 patent (Case No. IPR2019-00870). The Motorola petition is based on Samsung’s petition in corresponding IPR proceeding (Case No. IPR2018-01499) on the ’288 patent. With the petition, Motorola moved to join its IPR proceeding with Samsung’s corresponding IPR proceeding. Immersion filed an opposition to Motorola’s joinder motion on April 22, 2019. Immersion filed Patent Owner’s Preliminary Response in IPR2019-00870 on July 9, 2019, and the last day for the USPTO to decide whether to institute Motorola’s IPR of the ’288 patent is October 9, 2019. On July 31, 2019, the parties entered into a settlement and license agreement, in which the parties agreed to withdraw or terminate the IPRs and any associated motion for joinder with Samsung’s corresponding IPR proceedings. On August 19, 2019, the parties filed a joint motion to terminate the IPR, and on August 26, 2019, the USPTO granted the motion and terminated the IPR proceedings.

On April 4, 2019, Motorola filed in the USPTO two petitions for IPR of the ’181 patent (Case Nos. IPR2019-00920 and IPR2019-00921). The Motorola petitions are based on Samsung’s petitions in corresponding IPR proceedings (Case Nos. IPR2018-01500 and IPR2018-01501) on the ’181 patent. With the petitions, Motorola moved to join its IPR proceedings with Samsung’s corresponding IPR proceedings. Immersion filed an opposition to Motorola’s joinder motions on May 3, 2019. Immersion may file Patent Owner’s Preliminary Responses in IPR2019-00920 and IPR2019-00921 on July 18, 2019, and the last day for the USPTO to decide whether to institute Motorola’s IPRs of the ’181 patent is October 18, 2019. On July 31, 2019, the parties entered into a settlement and license agreement, in which the parties agreed to withdraw or terminate the IPRs and any associated motion for joinder with Samsung’s corresponding IPR proceedings. On August 19, 2019, the parties filed a joint motion to terminate the IPRs, and on August 26, 2019, the USPTO granted the motion and terminated the IPR proceedings.

On April 4, 2019, Motorola filed in the USPTO a petition for IPR of the ’332 patent (Case No. IPR2019-00922). The Motorola petition is based on Samsung’s petition in corresponding IPR proceeding (Case No. IPR2018-01502) on the ’332 patent. With the petition, Motorola moved to join its IPR proceeding with Samsung’s corresponding IPR proceeding. Immersion filed an opposition to Motorola’s joinder motion on May 3, 2019. Immersion filed a Patent Owner’s Preliminary Response in IPR2019-00922 on July 9, 2019, and the last day for the USPTO to decide whether to institute Motorola’s IPRs of the ’332 patent is October 9, 2019. On July 31, 2019, the parties entered into a settlement and license agreement, in which the parties agreed to withdraw or terminate the IPRs and any associated motion for joinder with Samsung’s corresponding IPR proceedings. On August 19, 2019, the parties filed a joint motion to terminate the IPR, and on August 26, 2019, the USPTO granted the motion and terminated the IPR proceedings.

Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited

On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, on behalf of Samsung, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. The first hearing was scheduled for June 27, 2019. The first hearing occurred on June 27, 2019. A second hearing occurred on August 29, 2019. A third hearing occurred on October 31, 2019. A fourth hearing is scheduled for December 19, 2019.

On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities.  Samsung is requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. We deny liability and asked the International Chamber of Commerce to postpone the arbitration until the tax appeal is resolved. The arbitration panel conducted an initial status conference on February 7, 2018. The International Chamber of Commerce denied our motion to postpone the arbitration, and on March 2, 2018, issued a Procedural Order setting the hearing date for July 23, 2018. We filed our Statement of Defense and Counterclaim on April 16, 2018. A short discovery phase followed, and each side produced documents in May. Samsung filed its Reply to our Statement of Defense on June 11, 2018, and we filed our Reply on June 25, 2018. The evidentiary hearing took place in Hawaii July 23-24, 2018. The parties submitted supplemental legal authorities on August 8, 2018 and submitted cost submissions on October 15, 2018. On August 15, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce extended the time for rendering the final award until October 31, 2018. On October 31, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce again extended the time for rendering the final award until November 30, 2018. On November 8, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce again extended the time for rendering the final award until December 31, 2018. On December 6, 2018, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce again extended the time for rendering the final award until January 31, 2019. On January 8, 2019, the Secretariat of the International Court of Arbitration of the International Chamber of Commerce informed us that it had received on that day a draft award submitted by the arbitration tribunal and that it would scrutinize the draft at one of its next sessions. On January 31, 2019, the International Chamber of Commerce reported to the parties that it had approved the draft award submitted by the arbitral tribunal, and would notify the award to the parties once the arbitral tribunal has considered the Court’s comments, finalized the award and signed it. Also on January 31, 2019, the Secretariat of the International Chamber of Commerce again extended the time for rendering the final award until February 28, 2019. On March 27, 2019, we received the final award. The award ordered Immersion to pay Samsung KRW 7,841,324,165 (approximately $6.9 million as of March 31, 2019), which we paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017; and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454.

The Company believes that there are valid defenses to all of the claims from the Korean tax authorities. The Company intends to vigorously defend against the claims from the Korean tax authorities. The Company expects to be reimbursed by Samsung to the extent the Company ultimately prevails in the appeal in the Korean courts. At March 31, 2019, $6.9 million was recorded as a deposit included in Other assets on the Company's Condensed Consolidated Balance Sheets. In the event that the Company does not ultimately prevail in its appeal in the Korean courts, the deposit included in Other assets would be recorded as additional income tax expense on the Company's Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which the Company does not ultimately prevail.

Immersion Corporation vs. Samsung (China) Investment Co., Ltd., Huizhou Samsung Electronics Co., Ltd and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. (Fuzhou Intellectual Property Court - Case: Min 01 Min Chu No. 342 (2018))

On March 8, 2018, we filed a complaint against Samsung (China) Investment Co., Ltd. (“Samsung China”), Huizhou Samsung Electronics Co., Ltd. (“Samsung Huizhou”) (together with Samsung China, “Samsung”), and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. in the Fuzhou Intermediate Court in Fuzhou, China alleging that certain Samsung touchscreen phones, including the Galaxy S8, S8+, and Note8, infringe three Immersion Chinese patents. The three patents at issue, covering haptic feedback systems and methods in electronic devices, are Chinese Patent No. ZL02821854.X, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; Chinese Patent No. ZL201210005785.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; and Chinese Patent No. ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations.”  Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages.  The Fuzhou Intellectual Property Court accepted the case on March 8, 2018.  Samsung China filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. Samsung Huizhou and Samsung China appealed and the pretrial conference originally scheduled for June 14-15, 2018 was postponed pending a ruling from the Fujian High Court. On September 20, 2018 the Fujian High Court rejected the jurisdictional objection appeals. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou supplemented their petitions in May, and we responded on June 1, 2018. A hearing on the petition for Chinese Patent No. ZL02821854.X occurred on July 18, 2018. Hearings on the petitions for Chinese Patent No. ZL201210005785.2 and Chinese Patent No. ZL201310253562.2 occurred on September 28, 2018. Trial was originally scheduled for November 12, and 14, 2018; the Fuzhou Intellectual Property Court granted Immersion's request to postpone trial but did not set revised dates. The Company and Samsung each submitted evidence for use at trial on or before October 26, 2018. The Patent Reexamination Board of SIPO issued invalidation decisions against Chinese Patent No. ZL02821854.X on November 21, 2018, against Chinese Patent No. ZL201310253562.2 on November 14, 2018, and against Chinese Patent No. ZL201210005785.2 on November 15, 2018, declaring all three Chinese patents invalid. The Company filed an application to withdraw its complaint from the Fuzhou Intermediate Court on December 10, 2018 and received the ruling that allows Immersion to withdraw the case from the Fuzhou Intermediate Court on December 29, 2018. The Company pre-registered the appeals against the invalidation decisions with the Beijing IP Court on February 14, 2019. On April 28, 2019, the Company filed the appeal against the invalidation decisions with the Beijing IP court. On June 6, 2019, SIPO responded to the Company’s filing of the appeal with its counterarguments to the arguments set forth in our appeal filing.

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

ITEM 1A. RISK FACTORS

As previously discussed, our actual results could differ materially from our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. These and many other factors described in this report could adversely affect our operations, performance and financial condition.

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

Three customers accounted for 27%, 12% and 10% of our total revenues for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018 where one customer accounted for more than 10% of our total revenues.
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

Our stockholders have and may from time-to-time propose a variety of actions for our company, including seeking to acquire a controlling stake in our company, engaging in proxy solicitations, involving themselves in the governance and strategic direction of our company, or otherwise attempting to effect changes at our company. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, or sales of assets or the entire company. Such campaigns can also be led by stockholders that have interests that are different from the majority of our stockholders and may not be in the best interests of the company. Responding to proxy contests and other actions by stockholders can be costly and time-consuming and could disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies. These actions could adversely affect our operations, financial condition and the value of our common stock.

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

We have in the past initiated legal proceedings to protect our intellectual property and may need to continue to do so in the future. We may need to initiate legal proceedings in the future. Any legal or administrative proceeding initiated by us to protect or enforce our IP rights has and may in the future result in substantial legal expenses and risk, could lead to counterclaims and adverse rulings affecting our patents, and may divert our management’s time and attention away from our other business operations, which could significantly harm our business.

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

We had an accumulated deficit of $119.5 million as of September 30, 2019 and may not return to consistent profitability in the future.

As of September 30, 2019, we had an accumulated deficit of $119.5 million. We need to generate significant ongoing revenues to return to consistent profitability. We will continue to incur expenses as we:

•increase our sales and marketing efforts;

•engage in research and develop our technologies;

•protect and enforce our IP; and

•incur costs related to litigation.

If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not return to profitability.

We have experienced turnover in our senior management, which could result in operational and administrative inefficiencies and additional costs.

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

Additionally, from time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. We have received requests from certain licensees requesting that we reimburse them for certain tax liabilities. For example, on April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities as a result of its determination that withholding taxes should have been withheld from certain payments made from Samsung to Immersion Software Ireland Limited, a request that was arbitrated by a panel of the International Chamber of Commerce. On March 27, 2019, the panel issued a final award. The award ordered us to pay Samsung KRW 7,841,324,165 (approximately $6.9 million as of March 31, 2019), which we paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017; and ordered us to pay Samsung’s cost of the arbitration in the amount of approximately $871,454. The $6.9 million was recorded as a deposit included in Other assets on the Company's Condensed Consolidated Balance Sheet as of March 31, 2019. In the event that the Company does not ultimately prevail in its appeal in the Korean courts, the deposit included in Other assets would be recorded as additional income tax expense on the Company's Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which the Company does not ultimately prevail.

In addition, on October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019.

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

We have entered into, and we expect to continue to enter into, agreements pursuant to which our licensees are granted rights to our technology and our IP. These rights may be granted in certain fields of use, or with respect to certain market sectors or product categories and may include exclusive rights or sublicensing rights. We refer to the license terms and restrictions in our agreements, including, but not limited to, field of use definitions, market sector, and product category definitions, collectively as “License Provisions.”

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

We currently have sales personnel in Japan, Korea, and China. International revenues accounted for approximately 66% of our total revenues in the three months ended September 30, 2019. International operations are subject to a number of difficulties, risks, and special costs, including:

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

•political and economic instability;

•the possibility of an outbreak of hostilities or unrest in markets where major customers are located, including Korea;

•potential economic disruption based on the United Kingdom’s possible withdrawal from the European Union, commonly referred to as Brexit; and

•the possibility of volatility in financial markets as certain market participants transition away from the London Inter-bank Offered Rate (LIBOR).

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

A key part of our business strategy is to license our software and IP to companies that manufacture and sell products incorporating our touch-enabling technologies. Substantially all of our total revenues were royalty and license revenues for the first, second and third quarters in 2018 and 2019. We do not control or influence the design, manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not timely ship products incorporating our touch-enabling technologies or fail to achieve strong sales, our revenues will not grow and could decline.

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

We have seen, and believe that we will continue to see, an increase in customers requesting that we develop products that will operate in an “open source” environment. Developing open source compliant products without imperiling the IP rights upon which our licensing business depends may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs. Some of our proprietary technologies incorporate open source software that may be subject to open source licenses. These open source licenses may require that source code subject to the license be released or made available to the public. Such open source licenses may mandate that software developed based on source code that is subject to the open source license or combined in specific ways with such open source software, become subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty. We often take steps to disclose source code for which disclosure is required under an open source license, but it is possible that we have made or will make mistakes in doing so, which could negatively impact our brand or our adoption in the community or could expose us to additional liability. In addition, we rely on multiple software programmers to design our proprietary products and technologies. Although we take steps to ensure that our programmers (both internal and outsourced) do not include open source software in products and technologies we intend to keep proprietary, we cannot be certain that open source software is not incorporated into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open source license, or are intentionally released under an open source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. As a result, our revenues may not grow and could decline.

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

Changes in financial accounting standards or policies may affect our reported financial condition or results of operations and, in certain cases, could cause a decline and/or fluctuation in the price of our common stock.

From time to time, financial and accounting standard setters such as the Financial Accounting Standards Board ("FASB") and the SEC change certain guidance governing the form and content of registrants’ external financial statements or update their previous interpretations with regard to the application of certain General Accepted Accounting Principles ("GAAP"). Such change in GAAP or their interpretation can have a significant effect on our reported financial condition and/or results of operations. If applicable to us, we would be required to apply a new or revised guidance, which may result in retrospective adjustments to our financial statements and change the way we account for certain transaction than under the existing guidance. Changes in GAAP and reporting standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and consequently affect our reported financial condition or results of operations.

For example, on January 1, 2018, we adopted revenue standard ASC 606. The adoption has affected our revenue recognition model for both fixed fee license revenue and per-unit royalty revenue derived from our new and existing contracts with licensees. Under ASC 606, if a fixed fee license agreement contains both performance obligations to transfer rights to our patent portfolio as it exists when the contract is executed as well as rights to our patent portfolio as it evolves throughout the contract term, we are required to allocate the fixed fee between the two performance obligations which could result in the recognition of a substantial majority of the fixed fee as revenue upon the execution of the license agreement. Prior to the adoption, as a historical practice applied by many licensing companies, we recognized fixed license fees ratably over the contract term. In addition, our previous accounting practice was to recognize revenue from per-unit royalty agreements in the period in which the related royalty report was received from our licensees, generally one quarter in arrears from the period in which the underlying sales occurred (i.e. on a "quarter-lag"). Under ASC 606, we are required to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As we generally do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain contractual terms on our ability to estimate such amounts. As a result of accruing per-unit royalty revenue for the quarter based on estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. Such changes have significantly affected our reported financial condition and/or results of operations, causing the amount of revenue we recognize to vary dramatically from quarter to quarter, and even year to year, depending on the timing of entry into license agreements and whether such agreements have fixed-fee or per-unit royalty terms. In addition, these changes to our reporting practices and the resulting fluctuations in our reported revenue could cause a decline and/or fluctuation in the price of our common stock.

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

ITEM 6. EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Professional Services Agreement, effective June 12, 2019, by and between the Company and Len Wood, as amended by that certain Amendment No. 1, effective as of July 31, 2019.					X
31.1	Certification of Ramzi Haidamus, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Len Wood, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Ramzi Haidamus, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Len Wood, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

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

IMMERSION CORPORATION

Date:	November 7, 2019	By:	/s/ LEN WOOD
Len Wood
Interim Chief Financial Officer