Form 10-Q
period 2020-03-31
IMMERSION CORP
filed 2020-05-08
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number 001-38334
IMMERSION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3180138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 Townsend Street, Suite 234, San Francisco, CA 94107
(Address of principal executive offices) (Zip Code)
(408) 467-1900
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report.)

50 Rio Robles, San Jose, CA 95134

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Number of shares of common stock outstanding at May 1, 2020 27,859,062.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$76,229	$86,478
Short-term investments	—	3,019
Accounts and other receivables	5,587	3,385
Prepaid expenses and other current assets	9,275	14,078
Total current assets	91,091	106,960
Property and equipment, net	283	1,226
Other assets	16,115	16,662
Total assets	$107,489	$124,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$937	$809
Accrued compensation	1,989	2,844
Other current liabilities	4,173	3,478
Deferred revenue	4,617	4,692
Total current liabilities	11,716	11,823
Long-term deferred revenue	24,725	25,952
Other long-term liabilities	3,304	3,316
Total liabilities	39,745	41,091
Contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 38,824,681 and 38,624,784 shares issued, respectively; 29,601,459 and 31,414,328 shares outstanding, respectively	254,081	253,289
Accumulated other comprehensive income	122	124
Accumulated deficit	(123,393)	(118,565)
Treasury stock at cost: 9,223,222 and 7,210,456 shares, respectively	(63,066)	(51,091)
Total stockholders’ equity	67,744	83,757
Total liabilities and stockholders’ equity	$107,489	$124,848
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Royalty and license	$6,182	$5,047
Development, services, and other	75	75
Total revenues	6,257	5,122
Costs and expenses:
Cost of revenues	44	15
Sales and marketing	1,716	1,609
Research and development	1,689	2,302
General and administrative	7,356	12,695
Total costs and expenses	10,805	16,621
Operating loss	(4,548)	(11,499)
Interest and other income (loss)	(228)	598
Loss before provision for income taxes	(4,776)	(10,901)
Provision for income taxes	(52)	(115)
Net loss	$(4,828)	$(11,016)
Basic net loss per share	$(0.16)	$(0.35)
Shares used in calculating basic net loss per share	31,006	31,089
Diluted net loss per share	$(0.16)	$(0.35)
Shares used in calculating diluted net loss per share	31,006	31,089
Other comprehensive income
Change in unrealized gains (loss) on short-term investments	(2)	6
Total other comprehensive income (loss)	(2)	6
Total comprehensive income (loss)	$(4,830)	$(11,010)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2019	38,624,784	$253,289	$124	$(118,565)	7,210,456	$(51,091)	$83,757
Net loss				(4,828)			(4,828)
Unrealized loss on available-for-sale securities, net of taxes			(2)				(2)
Repurchase of stock					2,012,766	(11,975)	(11,975)
Issuance of stock for ESPP purchase	10,162	63					63
Release of restricted stock units and awards	189,735						—
Stock based compensation		729					729
Balances at March 31, 2020	38,824,681	$254,081	$122	$(123,393)	9,223,222	$(63,066)	$67,744

	Three Months Ended March 31, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2018	37,652,498	$246,415	$116	$(98,521)	6,823,147	$(48,350)	$99,660
Net loss				(11,016)			(11,016)
Unrealized gain on available-for-sale securities, net of taxes			6				6
Issuance of common stock for employee stock purchase	13,479	109					109
Exercise of stock options, net of shares withheld for employee taxes	11,771	71					71
Release of restricted stock units and awards	697,996						—
Stock based compensation		2,103					2,103
Balances at March 31, 2019	38,375,744	$248,698	$122	$(109,537)	6,823,147	$(48,350)	$90,933

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows provided by (used in) operating activities:
Net loss	$(4,828)	$(11,016)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,178	428
Stock-based compensation	729	2,103
Foreign currency translation loss	361	—
Other	—	117
Changes in operating assets and liabilities:
Accounts and other receivables	(2,202)	(454)
Prepaid expenses and other current assets	4,820	1,028
Other assets	(22)	(11,642)
Accounts payable	122	8,763
Accrued compensation	(855)	(2,588)
Other current liabilities	422	2,092
Deferred revenue	(1,302)	(904)
Other long-term liabilities	261	4,495
Net cash used in operating activities	(1,316)	(7,578)
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	—	(8,930)
Proceeds from maturities of short-term investments	3,000	8,000
Purchases of property and equipment	(21)	(6)
Net cash provided by (used in) investing activities	2,979	(936)
Cash flows provided by (used in) financing activities:
Cash paid for purchases of treasury shares	(11,975)	—
Proceeds from issuance of common stock under employee stock purchase plan	63	109
Proceeds from stock options exercises	—	71
Net cash provided by (used in) financing activities	(11,912)	180
Net decrease in cash and cash equivalents	(10,249)	(8,334)
Cash and cash equivalents:
Beginning of period	86,478	110,988
End of period	$76,229	$102,654
Supplemental disclosure of cash flow information:
Leased assets obtained in exchange for new operating lease liabilities	$577	$—
Cash paid for income taxes	$19	$23
Supplemental disclosure of non-cash operating, investing, and financing activities:
Release of restricted stock units and awards under company stock plan	$1,356	$6,680

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Immersion Corporation (the "Company", "Immersion", "we" or "us")) was incorporated in 1993 in California and reincorporated in Delaware in 1999. We focus on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. We have adopted a business model under which it provides advanced tactile software, related tools, technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology to certain customers, and offers licenses to our patented technology to other customers.

Impact of COVID-19

In March 2020, the World Health Organization declared Coronavirus Disease 2019 (“COVID-19”) to be a global pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate. The spread of the COVID-19 virus has also caused us to modify our business practices (including implementing work-from-home policies and restricting travel by our employees) in ways that may be detrimental to our business. These practices may impact our ability to deploy our workforce effectively. These same developments may affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus. While expected to be temporary, these disruptions may negatively impact our revenue, results of operations, financial condition, and liquidity in 2020.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. GAAP and should be read in conjunction with our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of income taxes including uncertain tax provisions, and revenue recognition. Actual results may differ materially from those estimates which were made based on the best information known to management at that time.

Segment Information

We develop, license, and support a wide range of software and IP that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial. We manage these application areas in one operating and reporting segment with only one set of management, development, and administrative personnel.

Our chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM approves budgets and allocates resources to and assesses the performance of our business using information about our revenue and operating loss. There is only one segment that is reported to management.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected based on historical events, current conditions and forecast information. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. We adopted ASU 2016-13 as of January 1, 2020. The adoption of this new accounting standard did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment will be effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. We are evaluating the impact of this amendment on our condensed consolidated financial statements.

2. REVENUE RECOGNITION

Revenue Recognition Accounting Policy

Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue.

Fixed fee license revenue

We are required to recognize revenue from a fixed fee license agreement when we have satisfied our performance obligations, which typically occurs upon the transfer of rights to our technology upon the execution of the license agreement. However, in certain contracts, we grant a license to our existing patent portfolio at the inception of the license agreement as well as rights to the portfolio as it evolves throughout the contract term. For such arrangements, we have concluded that there are two separate performance obligations:

•Performance Obligation A: to transfer rights to our patent portfolio as it exists when the contract is executed;

•Performance Obligation B: to transfer rights to our patent portfolio as it evolves over the term of the contract, including access to new patent applications that the licensee can benefit from over the term of the contract.

If a fixed fee license agreement contains only Performance Obligation A, we will recognize most or all of the revenue from the agreement at the inception of the contract. For fixed fee license agreements that contain both Performance Obligation A and B, we will allocate the transaction price based on the standalone price for each of the two performance obligations. We use a number of factors primarily related to the attributes of our patent portfolio to estimate standalone prices related to Performance Obligation A and B. Once the transaction price is allocated, the portion of the transaction price allocable to Performance Obligation A will be recognized in the quarter the license agreement is signed and the customer can benefit from rights provided in the contract, and the portion allocable to Performance Obligation B will be recognized on a straight-line basis over the contract term. For such contracts, a contract liability account will be established and included within "deferred revenue" on the condensed consolidated balance sheet. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.

Some of our license agreements contain fixed fees related to past infringements. Such fixed fees are recognized as revenue or recorded as a deduction to our operating expense in the quarter the license agreement is signed.

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

Per-unit Royalty revenue

ASC 606 requires an entity to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As we generally do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain constraints on our ability to estimate such amounts. We develop such estimates based on a combination of available data including, but not limited to, approved customer forecasts, a lookback at historical royalty reporting for each of our customers, and industry information available for the licensed products.

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. During the three months ended March 31, 2020, we recorded a $0.1 million adjustment to decrease royalty revenue. This adjustment represents the difference between the actual per-unit royalty revenue for the three months ended December 31, 2019 as reported by our licensees during the three months ended March 31, 2020 and the estimated per-unit royalty revenue for the three months ended December 31, 2019 that we reported during the quarter.

Certain of our per-unit royalty agreements contains a minimum royalty provision which sets forth minimum amounts to be received by us during the contract term. Under ASC 606, minimum royalties are considered a fixed transaction price to which we will have an unconditional right once all other performance obligations, if any, are satisfied. We recognize all minimum royalties as revenue at the inception of the license agreement, or in the period in which all remaining revenue recognition criteria have been met. We account for the unbilled minimum royalties as contract assets on a contract basis on our Condensed Consolidated Balance Sheets, and the balance of such contract assets will be reduced by the actual royalties to be reported by the licensee during the contract term until fully utilized, after which point any excess per-unit royalties reported will be recognized as revenue. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.

Payments of per-unit royalties typically are due within 30 to 60 days from the end of the calendar quarter in which the underlying sales took place.

Development, services, and other revenue

As the performance obligation related to our development, service and other revenue is satisfied over a period of time, we recognize such revenue evenly over the period of performance obligation, which is generally consistent with the contractual term.

Disaggregated Revenue

The following table presents the disaggregation of our revenue for the three months ended March 31, 2019 and 2020 (in thousands).

	Three Months Ended March 31,
	2020	2019
Fixed fee license revenue	$1,287	$1,740
Per-Unit royalty revenue	4,895	3,307
Total royalty and license revenue	6,182	5,047
Development, services, and other revenue	75	75
Total revenues	$6,257	$5,122

As of March 31, 2020, we had contract assets of $8.3 million included within prepaid expenses and other current assets, and $6.4 million included within other non-current assets on the Condensed Consolidated Balance Sheets. As of December 31, 2019, we had contract assets of $13.1 million included within prepaid expenses and other current assets, and $6.9 million included within other non-current assets, net, on the Consolidated Balance Sheets.

Contract assets decreased by $5.4 million from December 31, 2019 to March 31, 2020, primarily due to actual royalties billed during the three months ended March 31, 2020 that reduced the minimum royalties recorded in contract assets.

Contracted Revenue

Based on contracts signed and payments received as of March 31, 2020, we expect to recognize $29.3 million in revenue related to Performance Obligation B under our fixed fee license agreements, which is satisfied over time, including $13.9 million over one to three years and $15.4 million over more than three years. Revenue related to Performance Obligation B was $30.0 million as of December 31, 2019.

3. FAIR VALUE MEASUREMENTS

Cash, Cash Equivalents and Short-term Investments

Our financial instruments measured at fair value on a recurring basis are cash equivalents and short-term investments.

Our fixed income available-for-sale securities consist of high quality, investment grade securities. We value these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1) or inputs other than quoted prices that are observable either directly or indirectly (Level 2) in determining fair value.

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

Instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of March 31, 2020 and December 31, 2019, we did not hold any Level 3 instruments.

Financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are classified based on the valuation technique in the table below (in thousands):

	March 31, 2020
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$60,546	$—	$—	$60,546
Total assets at fair value (1)	$60,546	$—	$—	$60,546

(1) The above table excludes $15.7 million of cash held in banks.

	December 31, 2019
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$63,351	$—	$—	$63,351
U.S. Treasury securities	—	3,019	—	3,019
Total assets at fair value (2)	$63,351	$3,019	$—	$66,370

(2) The above table excludes $23.1 million of cash held in banks.

The contractual maturities of our available-for-sale securities on March 31, 2020 and December 31, 2019 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three months ended March 31, 2020 and the year ended December 31, 2019.

Money market accounts are classified as cash equivalents and U.S. Treasury securities (classified as available-for-sale securities), with maturity dates less than one year, are within short-term investments on our Condensed Consolidated Balance Sheets.

Short-term Investments

Short-term investments as of December 31, 2019 consisted of the following (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$3,018	$1	$—	$3,019
Total	$3,018	$1	$—	$3,019

We had no short-term investments as of March 31, 2020.

4. BALANCE SHEETS DETAILS

Cash and Cash Equivalents

Our cash and cash equivalent balances were as follows (in thousands):

	March 31, 2020	December 31, 2019
Cash	$15,683	$23,127
Money market funds	60,546	63,351
Cash and cash equivalents	$76,229	$86,478

Accounts and other receivables consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Trade accounts receivable	$5,126	$2,972
Other receivables	461	413
Accounts and other receivables	$5,587	$3,385

There was no allowance for credit losses as of March 31, 2020 and December 31, 2019.

Other assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Contract assets - long-term	$6,374	$6,928
Right-of-use ("ROU") assets	2,571	2,202
Deferred tax assets	470	470
Other assets and deposits	6,700	7,062
Total other assets	$16,115	$16,662

Other Current Liabilities

Other liabilities are as follows (in thousands):

	March 31, 2020	December 31, 2019
Accrued legal	$632	$1,077
Lease liabilities - current	1,423	1,150
Other current liabilities	2,118	1,251
Total other current liabilities	$4,173	$3,478

5. STOCK-BASED COMPENSATION

Stock Options and Awards

Our equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for employees, consultants, officers, and directors and to align stockholder and employee interests. We may grant time-based options, market condition-based options, stock appreciation rights, restricted stock ("RSAs"), restricted stock units (“RSUs”), performance shares, performance units, and other stock-based to employees, officers, directors, and consultants. Under this program, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. These stock options generally vest over four years and expire from seven to ten years from the grant date. In addition to time-based vesting, market condition-based options are subject to a market condition whereby the closing price of our common stock must exceed a certain level for a number of trading days within a specified time frame or the options will be canceled before the expiration of the options. RSAs generally vest over one year. RSUs generally vest over three years. Awards granted other than a stock option or stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued.

A summary of our equity incentive program is as follows (in thousands):

March 31, 2020
Common stock shares available for grant	3,080
Stock options outstanding	1,370
RSAs outstanding	71
RSUs outstanding	1,192

Time-Based Stock Options

The following summarizes activities for the time-based stock options for the three months ended March 31, 2020 (in thousands except for weighted average exercise price per share and weighted average remaining contractual life data):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	967	$8.55	5.63	$16
Granted	456	$7.58
Exercised	—	$—
Canceled or expired	(53)	$9.74
Outstanding as of March 31, 2020	1,370	$8.18	6.10	$—
Vested and expected to vest at March 31, 2020	1,130	$8.24	6.02	$—
Exercisable at March 31, 2020	192	$9.80	4.11	$—

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of our common stock for the options that were in-the-money.

Restricted Stock Units

The following summarizes RSU activities for the three months ended March 31, 2020 (in thousands except for weighted average grant date fair value and weighted average remaining contractual life data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	945	$8.81	1.25	$7,020
Granted	458	$5.92
Released	(190)	$9.67
Forfeited	(21)	$7.93
Outstanding at March 31, 2020	1,192	$7.57	1.49	$6,389

Restricted Stock Awards

The following summarizes RSA activities for the three months ended March 31, 2020 (in thousands except for weighted average grant date fair value and weighted average remaining recognition period):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2019	91	$7.45	0.45
Granted	12	$5.43
Released	—	$—
Forfeited	(32)	$7.27
Outstanding at March 31, 2020	71	$7.18	0.21

Employee Stock Purchase Plan

Under our 1999 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six months offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the three months ended March 31, 2020, 10,162 shares were purchased under the ESPP. As of March 31, 2020, 243,275 shares were available for future purchase under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expenses recognized for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	$255	$194
RSUs and RSAs	462	1,888
Employee stock purchase plan	12	21
Total	$729	$2,103

Sales and marketing	$45	$320
Research and development	168	630
General and administrative	516	1,153
Total	$729	$2,103

We use the Black-Scholes-Merton option pricing model for our time-based options, single-option approach to determine the fair value of standard stock options. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The determination of the fair value of share-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include actual and projected employee stock option exercise behaviors that impact the expected term, our expected stock price volatility over the term of the awards, risk-free interest rate, and expected dividend.

The assumptions used to value options granted under our equity incentive program are as follows:

	Three Months Ended March 31,
	2020	2019
Expected life (in years)	4.2	4.5
Volatility	52%	53%
Interest rate	1.0%	2.5%
Dividend yield	N/A	N/A

As of March 31, 2020, there were $9.6 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, RSAs and RSUs. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 2.59 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

6. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income for the three ended March 31, 2020 are as follows (in thousands):

	Unrealized Gains & Losses on Available for Sale Securities	Foreign Currency Items	Total
Balance as of December 31, 2019	$2	$122	$124
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)
Balance as of March 31, 2020	$—	$122	$122

Stock Repurchase Program
On November 1, 2007, we announced our Board of Directors (the "Board") authorized the repurchase of up to $50.0 million of our common stock (the “Stock Repurchase Program”). In addition, on October 22, 2014, the Board authorized another $30.0 million under the Stock Repurchase Program. We may repurchase our common stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require us to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
During the first quarter of 2020, we repurchased approximately 2.0 million shares for approximately $12.0 million at an average cost of $5.95 per share leaving approximately $18.7 million available for repurchase under the Stock Repurchase Program. There were no stock repurchases during the three months ended March 31, 2019.

7. INCOME TAXES

Income tax provisions consisted of the following (in thousands, except for effective tax rate percentage):

	Three Months Ended March 31,
	2020	2019
Loss before provision for income taxes	$(4,776)	$(10,901)
Provision for income taxes	$(52)	$(115)
Effective tax rate	(1.1)%	(1.1)%

The provision for income tax for the three months ended March 31, 2020 and 2019, respectively, resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to carry a full valuation allowance on our federal deferred tax assets. As a result, no benefit for losses generated from our U.S. territory was included in the calculation of the year-to-date effective tax rate.

On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). On July 24, 2018, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court that had found certain Treasury regulations related to stock-based compensation to be invalid. On August 7, 2018, the Ninth Circuit withdrew its July 24, 2018 opinion to allow a reconstituted panel to confer on the decision. This reconstituted panel reconsidered the validity of the cost sharing regulations at issue. The regulations at issue require related entities to share the cost of employee stock compensation in order for their cost-sharing arrangements to be classified as “qualified cost-sharing arrangements” and to avoid potential IRS adjustment. On June 7, 2019, the reconstituted panel of the Ninth Circuit upheld the 2018 decision of the Ninth Circuit, concluding stock-based compensation must be included in intercompany cost sharing agreements for the agreements to be classified as “qualified cost-sharing arrangements”. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit which was denied. On February 10, 2020, Altera filed an appeal to the United States Supreme Court (the “Supreme Court”) for review. Although we believe stock-based compensation is not required to be included in its pool of shared costs under its intercompany cost sharing arrangement, we have concluded that it is not more likely than not that Altera will prevail with an appeal to the Supreme Court. As such, we have made corresponding provisions. We will continue to monitor ongoing developments and potential impacts to our condensed consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was passed into law. Among other changes, the Tax Act reduced the US federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. In addition, the Act introduced the Base Erosion and Anti-Abuse Tax (the “BEAT”), which creates a new tax on certain related-party payments. We concluded that we have not met the threshold requirements of the BEAT. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, we will recognize any effects of the guidance in the period that such guidance is issued.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. We analyzed the provisions of the CARES Act and determined there was no effect on our provision for the current period.

As of March 31, 2020, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $4.8 million and applicable interest of $27,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of March 31, 2020, we had net deferred income tax assets of $0.5 million and deferred income tax liabilities of $0.5 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2000 through the current period.

We maintain a valuation allowance of $27.9 million against certain of our deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on our assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

8. NET INCOME (LOSS) PER SHARE

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(4,828)	$(11,016)
Denominator:
Weighted-average common stock outstanding, basic	31,006	31,089
Dilutive effect of potential common shares:
Stock options, RSUs, RSA and ESPP	—	—
Total shares, diluted	31,006	31,089
Basic net loss per share	$(0.16)	$(0.35)
Diluted net loss per share	$(0.16)	$(0.35)

For the three months ended March 31, 2020, approximately 1.4 million stock options and 1.3 million RSUs and RSAs were excluded from computation of diluted net loss per share because their effect would have been anti-dilutive.

For the three months ended March 31, 2019, approximately 2.3 million stock options and 0.9 million RSUs and RSAs were excluded from computation of diluted net loss per share because their effect would have been anti-dilutive.

9. LEASES

We lease all of our office space pursuant to lease arrangements, each of which have expiration dates on or before February 29, 2024. We recognize lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We combine lease and non-lease components for new and reassessed leases. We apply discount rates to operating leases using a portfolio approach.
On January 31, 2020, we entered into an agreement to lease approximately 5,000 square feet of office space in San Francisco, California. This facility will be used for administrative and headquarter functions. The lease commenced in the first quarter of 2020 and expires in 2022. During the three months ended March 31, 2020, we recorded a lease liability of $0.6 million, which represents the present value of the lease payments using an estimated incremental borrowing rate of 3.50%. We also recognized lease right-of-use assets ("ROU") of $0.6 million which represents our right to use an underlying asset for the lease term.

Below is a summary of our ROU assets and lease liabilities as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	Balance Sheets Classification	March 31, 2020	December 31, 2019
Assets
Right-of-use assets	Other assets	$2,571	$2,202
Liabilities
Operating lease liabilities - current	Other current liabilities	1,423	1,150
Operating lease liabilities - long-term	Other long-term liabilities	2,652	2,664
Total lease liabilities		$4,075	$3,814

The table below provides supplemental information related to operating leases during the three months ended as of March 31, 2020 (in thousands except for lease term):

Cash paid within operating cash flow	$349
Weighted average lease terms (in years)	2.94

In the fourth quarter 2019, we announced our decision to exit the San Jose California facility (“SJ Facility”) by March 31, 2020. We accelerated the amortization of our SJ Facility leasehold improvements over their remaining estimated life. As of March 31, 2020, the SJ Facility leasehold improvements were fully amortized.

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease expenses are recognized on a straight-line basis over the lease term. During the three months ended March 31, 2020, and 2019, our operating lease expenses are as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$273	$265

Minimum future lease payment obligations as of March 31, 2020 are as follows (in thousands):

For the Years Ending December 31,
Remainder of 2020	1,186
2021	1,499
2022	1,197
2023	457
2024	24
Total	$4,363

On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. ("Neato") for the San Jose California Facility ("SJ Facility"). The term of the sublease agreement commences upon the later of (i) May 1, 2020 and (ii) fifteen (15) days following our landlord’s consent to the sublease (the "Commencement Date"). Effective May 1, 2020, we entered into an amendment to the sublease agreement with Neato, pursuant to which the Commencement Date occurs upon the earlier of (i) the date Neato commences conduct of business operations from the SJ Facility or (ii) the date that is fifteen (15) days after delivery of the SJ Facility to Neato and the lifting of the Order of the Health Officer of the County of Santa Clara, dated March 16, 2020, and Executive Order N-33-20 issued by the Executive Department, State of California, dated March 19, 2020, and any extensions thereof, or similar directives requiring residents to shelter in place or businesses that include businesses of ours or Neato, to shut down or work remotely, issued by applicable municipal, state, and federal authorities having jurisdiction over the SJ Facility in connection with the management of the COVID-19 pandemic. However, if we do not deliver the premises to Neato by the Commencement Date, then the sublease would commence 15 days after we deliver the premises to Neato.

Subject to any delays related to the COVID-19 pandemic, this sublease is expected to commence in the second quarter of 2020 and ends on April 30, 2023 which is the lease termination date of the original SJ Facility lease.

This lease will be accounted for as an operating lease as we are not relieved of the primary obligation under the original lease. Sublease income we expect to receive under the term of the sublease agreement are as follows (in thousands):

For the Years Ending December 31,
Remainder of 2020	$599
2021	1,046
2022	1,077
2023	363
Total	$3,085

10. CONTINGENCIES

From time to time, we receive claims from third parties asserting that our technologies, or those of our licensees, infringe on the other parties’ IP rights. Management believes that these claims are without merit. Additionally, periodically, we are involved in routine legal matters and contractual disputes incidental to our normal operations. In management’s opinion, the resolution of such matters will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

In the normal course of business, we provide indemnification of varying scope to customers, most commonly to licensees in connection with licensing arrangements that include our IP, although these provisions can cover additional matters. Historically, costs related to these guarantees have not been significant, and we are unable to estimate the maximum potential impact of these guarantees on our future results of operations.

On April 28, 2017, Immersion and Immersion Software Ireland Limited (collectively, “Immersion”) received a letter from Samsung Electronics Co. (“Samsung”) requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, on behalf of Samsung, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. The first hearing occurred on June 27, 2019. A second hearing occurred on August 29, 2019. A third hearing occurred on October 31, 2019. A fourth hearing occurred on December 19, 2019. A fifth hearing occurred on April 2, 2020. A sixth hearing is scheduled for May 14, 2020.

On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against Immersion demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. On March 27, 2019, we received the final award. The award ordered Immersion to pay Samsung KRW 7,841,324,165 ($6.9 million) which Immersion paid on April 22, 2019, and recorded in Other Assets. The award also denied Samsung’s claim for interest from and after May 2, 2017, and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454.

We believe that there are valid defenses to all of the claims from the Korean tax authorities. We intend to vigorously defend against the claims from the Korean tax authorities. We expect to be reimbursed by Samsung to the extent we ultimately prevail in the appeal in the Korea courts. At March 31, 2019, $6.9 million was recorded as a deposit included in Other assets on our Condensed Consolidated Balance Sheets. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Other assets would be recorded as additional income tax expense on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.

On October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korea courts. In the second quarter of 2020, we will record this deposit as Other Assets on our Condensed Consolidated Balance Sheets. In the

event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Other assets would be recorded as additional income tax expense on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing is scheduled for May 26, 2020.

We believe that there are valid defenses to the claims raised by the Korean tax authorities and that LGE’s claims are without merit.  We intend to vigorously defend ourselves against these claims. In the event that we do not ultimately prevail in our appeal in the Korean courts, any payments to LGE with respect to withholding tax imposed on LGE by the Korean tax authorities as described in the previous paragraph would be recorded as additional income tax expense on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “can,” “will,” “places,” “estimates,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and the components thereof; our costs and expenses; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; our plans related to and the impact of current and future litigation or activism; our sublease and the timing and income related thereto; and our stock repurchase program.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results could differ materially from those projected in the forward-looking statements, therefore we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: the effects of the COVID-19 global pandemic on us and our business, and on the business of our suppliers and customers; unanticipated changes in the markets in which we operate; the effects of the current macroeconomic climate (especially in light of the ongoing adverse effects of the COVID-19 global pandemic); delay in or failure to achieve adoption of or commercial demand for our products or third party products incorporating our technologies; the inability of Immersion to renew existing licensing arrangements, or enter into new licensing arrangements for our patents and other technologies on favorable terms; the loss of a major customer; the ability of Immersion to protect and enforce our intellectual property rights; unanticipated difficulties and challenges in developing or acquiring successful innovations and our ability to patent those innovations; stockholder activism; changes in patent law; confusion as to our licensing model or agreement terms; the ability of Immersion to return to consistent profitability in the future; the inability of Immersion to retain or recruit necessary personnel; the commencement, by others or by us, of legal or administrative action; risks related to our international operations and other factors.

Any forward-looking statements made by us in this report speak only as of the date of this report, and we do not intend to update these forward-looking statements after the filing of this report. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

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

We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 2,500 issued or pending patents worldwide as of March 31, 2020. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.

We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

Impact of COVID-19

In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, which has resulted in a significant deterioration of economic conditions in many of the countries in which we operate. The spread of the COVID-19 virus has also caused us to modify our business practices (including implementing work-from-home policies and restricting travel by our employees) in ways that may be detrimental to our business. These practices may have impacted our ability to deploy our workforce effectively. These same developments may affect the operations of our suppliers and customers, as their own workforces and operations are disrupted by efforts to curtail the spread of this virus. While expected to be temporary, these disruptions may negatively impact our revenue, results of operations, financial condition, and liquidity in 2020.

Although such disruptions did not have a material adverse impact on our financial results for the first quarter of fiscal 2020, the COVID-19 pandemic and our resulting economic effects could have significant adverse effects on our customers’ ability to manufacture, distribute and sell products incorporating our touch-enabling technologies, which may result in a reduction in the royalties we receive and could cause adverse effects on our business, results of operations, financial condition and cash flows.

As part of our response to the impact of the COVID-19 pandemic on our business, we are taking the following cost reduction measures: a 10% reduction of the base salaries of certain company executives and a 25% reduction of cash compensation of each directors' cash compensation for service on the Board and each of our committees; reduced and renegotiated professional services fees from third party services providers and relocation of certain positions to lower-cost regions. We also suspended our 401(k) match until further notice.  We will continue to analyze our cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.

While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our key customers, suppliers and other counterparties, for an indefinite period of time. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 8, 2020, the date of issuance of this Quarterly Report on Form

10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 6, 2020, for a complete discussion of our other critical accounting policies and estimates.

RESULTS OF OPERATIONS

OVERVIEW

Total revenue for the three months ended March 31, 2020 was $6.3 million, an increase of $1.1 million, or 22%, compared to $5.1 million for the three months ended March 31, 2019 primarily driven by a $1.6 million, or 48%, increase in per-unit royalty revenue partially offset by a $0.5 million or 26.0%, decrease in fixed fee license revenue.

Net loss for the three months ended March 31, 2020 was $4.8 million, a decrease of $6.2 million, or 56%, as compared to a net loss of $11.0 million for the three months ended March 31, 2019. This decrease in net loss was mainly attributable to a $1.1 million increase in total revenue and a $5.8 million decrease in total cost and operating expenses partially offset by an $0.8 million decrease in interest and other income (expense). The decrease in cost and expenses was primarily due to lower legal and settlement costs attributable to reduced activities following litigation settlements, and decreased compensation costs largely due to lower stock-based compensation expense, partially offset by increased depreciation expense resulting from the shortening in estimated useful life of our San Jose California Facility ("SJ Facility") to March 31, 2020 following our decision to exit this facility.

The following table sets forth our condensed consolidated statements of income data as a percentage of total revenue:

	Three Months Ended March 31,
	2020	2019
Revenues:
Fixed fee license revenue	21%	34%
Per-unit royalty revenue	78	65
Total royalty and license revenue	99	99
Development, services, and other revenue	1	1
Total revenues	100	100
Costs and expenses:
Cost of revenues	1	—
Sales and marketing	27	32
Research and development	27	45
General and administrative	118	248
Total costs and expenses	173	325
Operating income (loss)	(73)	(225)
Interest and other income (loss)	(4)	12
Income (loss) before provision for income taxes	(76)	(213)
Provision for income taxes	(1)	(2)
Net income (loss)	(77)%	(215)%

REVENUES

Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software. A revenue summary for the three months ended March 31, 2020 and 2019 are as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenues:
Fixed fee license revenue	$1,287	$1,740	$(453)	(26)%
Per-unit royalty revenue	4,895	3,307	1,588	48%
Total royalty and license revenue	6,182	5,047	1,135	22%
Development, services, and other revenue	75	75	—	—%
Total revenues	$6,257	$5,122	$1,135	22%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Royalty and license revenue — Total royalty and license revenue for three months ended March 31, 2020 increased $1.1 million, or 22%, from $5.0 million for the three months ended March 31, 2019 to $6.2 million for the three months ended March 31, 2020.

Per-unit royalty revenue increased by $1.6 million, or 48%, from $3.3 million for the three months ended March 31, 2019 to $4.9 million for the three months ended March 31, 2020, primarily caused by a $2.7 million increase in royalties from our mobility licenses partially offset by a $0.5 million decrease in royalties obtained from our gaming licenses ("gaming royalties") and a $0.5 million decrease in royalties obtained from our automotive licenses ("automotive royalties)"). The $2.7 million increase in mobility royalties was due mainly to per-unit royalty agreements entered into during the three months ended June 30, 2019 and partially offset by the impact of lower shipments estimated for other mobility licensees. The $0.5 million decrease in gaming royalties was caused by lower shipment volumes estimated for our gaming licensees. The $0.5 million decrease in automotive royalties was caused by lower shipment volumes estimated for our automotive licensees.

Fixed fee license revenue decreased $0.5 million, or 26%, from $1.7 million for the three months ended March 31, 2019 to $1.3 million for the three months ended March 31, 2020, primarily due to a $0.5 million decrease in automotive license revenue.

We expect royalty and license revenue to continue to be a major component of our future revenue as our technology is included in products and we succeed in our efforts to monetize our IP. Our fixed fee license revenue could fluctuate depending upon the timing of execution of new fixed license fee arrangements under ASC 606.

Development, services and other revenue — Development, services, and other revenue was $75,000 for each of the three months ended March 31, 2020 and 2019.

Geographically, revenues generated in Asia, North America, and Europe for the three months ended March 31, 2020 represented 79%, 17%, and 4%, respectively, of our total revenue as compared to 48%, 38%, and 14%, respectively, for the three months ended March 31, 2019. The increase in revenue attributable to Asia as a percentage of total revenue was primarily driven by increased revenues from mobility partially offset by decreased revenues from automotive customers in Asia. The decrease in revenue attributable to North America as a percentage of total revenue was primarily driven by lower revenues from automotive and mobility customers in the region. The decrease in revenue attributable to Europe as a percentage of total revenue was primarily caused by lower revenues from gaming, automotive and medical customers in the region.

OPERATING EXPENSES

The following tables set forth a summary of our operating expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change	% Change
Sales and marketing	$1,716	$1,609	$107	7%
% of total revenue	27%	32%
Research and development	$1,689	$2,302	$(613)	(27)%
% of total revenue	27%	45%
General and administrative	$7,356	$12,695	$(5,339)	(42)%
% of total revenue	118%	248%

Sales and Marketing — Our sales and marketing expenses are primarily comprised of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and allocation of facilities costs. Sales and marketing expenses increased $0.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily due to a $0.3 million increase in depreciation expense primarily resulting from the shortening in estimated useful life of the leasehold improvements of the SJ Facility to March 31, 2020 following our decision to exit this facility, partially offset by a $0.3 million decrease in compensation, benefits and other personnel related costs due to lower stock-based compensation.

Research and Development — Our research and development expenses are comprised of employee compensation and benefits, outside services and consulting fees, tooling and supplies, and an allocation of facilities costs. Research and development expenses decreased $0.6 million, or 27%, for the three months ended March 31, 2020 compared to three months ended March 31, 2019. This decrease was primarily due to a $0.6 million decrease in compensation, benefits and other personnel related costs largely attributable to lower stock-based compensation, partially offset by a $0.1 million increase in depreciation expense resulting from the shortening in estimated useful life of leasehold improvements of the SJ Facility to March 31, 2020 following our decision to exit this facility.

We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth in key markets.

General and Administrative — Our general and administrative expenses consist of employee compensation and benefits, legal and professional fees, external legal costs for patents; office supplies; travel; and allocation of facilities costs. General and administrative expenses decreased $5.3 million, or 42%, for three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to a $5.9 million decrease in legal expenses partially offset by a $0.4 million increase in depreciation expense resulting from the shortening in estimated useful life of leasehold improvements of the SJ Facility to March 31, 2020 following our decision to exit this facility. The decrease in legal expense was primarily attributable to reduced activities following litigation settlements.

We expect our general and administrative expenses to decrease in the future as we achieve targeted reductions in consulting and professional services.

INTEREST AND OTHER INCOME (LOSS)

Interest and Other Income (Loss) — Interest and other income (loss) consists of interest income from cash equivalents and short-term investments, interest on notes receivable, translation exchange rate gains and other income. Interest and other income (loss) decreased $0.8 million during the three months ended March 31, 2020 compared to the same period in 2019 primarily driven by a $0.4 million increase in foreign currency translation loss and a $0.3 million decrease in investment earnings on cash equivalents and short-term investments. Foreign exchange translation loss was $0.4 million for the three months ended March 31, 2020 compared to a foreign exchange gain of $19,000 for the same period in 2019. The significant fluctuation in foreign exchange translation gain (loss) was a result of the depreciation of the South Korean Won and the Canadian dollar against the U.S. dollar partially resulting from the increased market volatility driven by the global COVID-19 pandemic. The decrease in investment earnings was primarily due to a lower effective interest rate and a decrease in total cash, cash equivalents and short-term investments during the three months ended March 31, 2020 as compared to the same period in 2019.

PROVISION FOR INCOME TAXES

The following table sets forth a summary of our provision for income taxes for the three months ended March 31, 2020 and 2019 (in thousands except for percentages):

	Three Months Ended March 31,
	2020	2019	Change	% Change
Loss before provision for income taxes	$(4,776)	$(10,901)
Provision for income taxes	(52)	(115)	$63	(55)%
Effective tax rate	(1.1)%	(1.1)%

Provision for income tax for the three months ended March 31, 2020 and 2019, respectively, resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to carry a full valuation allowance on our federal deferred tax assets. As a result, no benefit for losses generated from our U.S. territory was included in the calculation of the year-to-date effective tax rate, which was the main reason for the difference between the statutory tax rate and actual effective tax rate. The year-over-year change in provision for income taxes resulted primarily from the change in income from continuing operations across various tax jurisdictions.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was passed into law. Among other changes, the Tax Act reduced the US federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. In addition, the Act introduced the Base Erosion and Anti-Abuse Tax (the “BEAT”), which creates a new tax on certain related-party payments. We concluded that we have not met the threshold requirements of the BEAT. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, we will recognize any effects of the guidance in the period that such guidance is issued.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. We analyzed the provisions of the CARES Act and determined there was no effect on our provision for the current period.

We continue to maintain a valuation allowance of $27.9 million against certain of our deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize any underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. As of March 31, 2020, we had unrecognized tax benefits under ASC 740 of approximately $4.8 million and applicable interest of $27,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000.

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

On March 31, 2020, our cash, cash equivalents, and short-term investments totaled $76.2 million, a decrease of $13.3 million from $89.5 million on December 31, 2019.

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(1,316)	$(7,578)
Net cash provided by (used in) investing activities	$2,979	$(936)
Net cash provided by (used in) financing activities	$(11,912)	$180

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss), adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $1.3 million during the three months ended March 31, 2020, primarily consisted of $4.8 million in net loss, partially offset by $2.3 million adjustments for non-cash items and $1.2 million changes in net operating assets and liabilities. Adjustments for non-cash items consisted of $1.2 million of depreciation and amortization expense, $0.7 million stock-based compensation expense and $0.4 million in foreign currency translation losses. Changes in net operating assets and liabilities primarily consisted of a $4.8 million decrease in prepaid expenses and other current assets primarily due to a decrease in short-term contract assets, $0.7 million increase in other current and long-term liabilities, partially offset by $2.2 million increase in accounts receivable, $1.3 million decrease in deferred revenue and $0.9 million decrease in accrued compensation.

Net cash used in operating activities was $7.6 million during the three months ended March 31, 2019, and primarily consisted of $11.0 million in net loss, partially offset by $2.6 million adjustments for non-cash items and $0.8 million changes in net operating assets and liabilities. Adjustments for non-cash items primarily consisted of $2.1 million stock-based compensation expense and $0.4 million depreciation and amortization expense. Changes in net operating assets and liabilities primarily consisted of $11.6 million increase in other assets, $2.6 million decrease in accrued compensation, $0.9 million decrease in deferred revenue and $0.5 million increase in accounts and other receivables, partially offset by $8.8 million increase in accounts payable, $6.6 million increase in other current and long-term liabilities and $1.0 million decrease in prepaid expenses and other current assets. The increase in other assets primarily consisted of $6.9 million increase in long-term deposits and $3.8 million increase in right-of-use lease assets. The decrease in other current and long-term liabilities primarily due to $4.6 million increase in lease liabilities and $1.9 million increase in accrued legal expense.

Investing Activities

Our investing activities primarily consist of purchases of and proceeds from maturities of short-term investments and purchases of computer equipment, furniture and leasehold improvements related to facilities expansion.

Net cash provided by investing activities during the three months ended March 31, 2020 was $3.0 million primarily consisting of $3.0 million proceeds from maturities of short-term investments.

Net cash used in investing activities during the three months ended March 31, 2019 was $0.9 million primarily consisting of $8.9 million in purchases of short-term investments partially offset by $8.0 million proceeds from maturities of short-term investments.

Financing Activities

Our financing activities primarily consist of cash proceeds from cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.

Net cash used in financing activities during the three months ended March 31, 2020 was $11.9 million, and primarily consisted of $12.0 million in cash paid for stock repurchases partially offset by $0.1 million in cash proceeds from stock purchases under our employee stock purchase plan.

Net cash provided by financing activities during the three months ended 2019 was $0.2 million, and consisted of $0.2 million in cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan.

Our total cash, cash equivalents, and short-term investments were $76.2 million as of March 31, 2020, of which approximately 5% ($3.6 million) was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.
During the first quarter of 2020, we repurchased approximately 2.0 million shares of our common stock for approximately $12.0 million at an average cost of $5.95 per share leaving approximately $18.7 million remaining available under our previously-approved share repurchase program.

We anticipate that capital expenditures for property and equipment for the year ending December 31, 2020 will be less than $1 million.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions for the remainder of 2020 and beyond, as of the date of this report, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months.

Cash from operations could also be affected by various risks and uncertainties, including but not limited to the risks detailed in Part II, Item 1A Risk Factors.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2019. Our principal commitments as of March 31, 2020 consisted of $4.4 million in obligations under operating leases.

On January 31, 2020, we entered into an agreement to lease approximately 5,000 square feet of office space in San Francisco, California. This facility will be used for administrative and headquarter functions. The lease commenced in the first quarter of 2020 and expires in 2022. As of March 31, 2020, the total lease obligation for this lease was $0.5 million.

On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. ("Neato") for the San Jose California Facility ("SJ Facility"). The term of the sublease agreement commences upon the later of (i) May 1, 2020 and (ii) fifteen (15) days following our landlord’s consent to the sublease (the “Commencement Date”). Effective May 1, 2020, we entered into an amendment to the sublease agreement with Neato, pursuant to which the Commencement Date occurs upon the earlier of (i) the date Neato commences conduct of business operations from the SJ Facility or (ii) the date that is fifteen (15) days after delivery of the SJ Facility to Neato and the lifting of the Order of the Health Officer of the County of Santa Clara, dated March 16, 2020, and Executive Order N-33-20 issued by the Executive Department, State of California, dated March 19, 2020, and any extensions thereof, or similar directives requiring residents to shelter in place or businesses that include businesses of ours or Neato, to shut down or work remotely, issued by applicable municipal, state, and federal authorities having jurisdiction over the SJ Facility in connection with the management of the COVID-19 pandemic. However, if we do not deliver the premises to Neato by the Commencement Date, then the sublease would commence 15 days after we deliver the premises to Neato. We expect to receive $3.1 million in total rent payments under this sublease agreement.

There have been no other material changes in those obligations during the three months ended March 31, 2020.

As of March 31, 2020, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $4.8 million and applicable interest of $27,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note1. Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Cash Equivalents and Short-term Investments — We had cash equivalents of $60.5 million as of March 31, 2020, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would not have material impact fair value of our cash equivalents and short-term investments as of March 31, 2020.

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

The COVID-19 pandemic and its resulting economic effects could have significant adverse effects on our customers’ ability to manufacture, distribute and sell products incorporating our touch-enabling technologies, which may result in a reduction in the royalties we receive and could cause adverse effects on our business, results of operations, financial condition and cash flows. As part of our response to the impact of the COVID-19 pandemic on our business, we are taking the following cost reduction measures: a 10% reduction of the base salaries of certain company executives and a 25% reduction of cash compensation of each directors' cash compensation for service on the Board and each of its committees; reduced and renegotiated professional services fees from third party services providers and relocation of certain positions to lower-cost regions. We also suspended our 401(k) match until further notice.  Although such disruptions did not have a material adverse impact on our financial results for the first quarter of fiscal 2020. We will continue to analyze our cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.

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

The balance sheets of our subsidiaries may have monetary assets and liabilities denominated in currencies other than the primary currency of such business. For example, we have a deposit denominated in South Korean Won held in a subsidiary where the primary currency is the Euro. Fluctuations in currency exchange rates will result in foreign currency translation gains and losses, which are included in other income (expense), net in our Condensed Consolidated Statements of Operations.

In addition, the functional currency of our international subsidiaries is U. S. dollars, hence monetary assets and liabilities are remeasured on a periodic basis, any resulting gains or losses statements of the foreign subsidiaries and foreign currency translation gains and losses are included in other income (expense), net in our Condensed Consolidated Statements of Operations.

We have no foreign exchange contracts, option contracts, or other foreign currency hedging arrangements, however we may enter into such arrangements in the future.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Immersion, have been detected.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited

On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, on behalf of Samsung, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. The first hearing was scheduled for June 27, 2019. The first hearing occurred on June 27, 2019. A second hearing occurred on August 29, 2019. A third hearing occurred on October 31, 2019. A fourth hearing occurred on December 19, 2019. A fifth hearing occurred on April 2, 2020. A sixth hearing is scheduled for May 14, 2020.

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

We believe that there are valid defenses to all of the claims from the Korean tax authorities. We intend to vigorously defend against the claims from the Korean tax authorities. We expect to be reimbursed by Samsung to the extent we ultimately prevail in the appeal in the Korean courts. At March 31, 2019, $6.9 million was recorded as a deposit included in Other assets on our Condensed Consolidated Balance Sheets. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Other assets would be recorded as additional income tax expense on our Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.

Immersion Corporation vs. Samsung (China) Investment Co., Ltd., Huizhou Samsung Electronics Co., Ltd and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. (Fuzhou Intellectual Property Court - Case: Min 01 Min Chu No. 342 (2018))

On March 8, 2018, we filed a complaint against Samsung (China) Investment Co., Ltd. (“Samsung China”), Huizhou Samsung Electronics Co., Ltd. (“Samsung Huizhou”) (together with Samsung China, “Samsung”), and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. in the Fuzhou Intermediate Court in Fuzhou, China alleging that certain Samsung touchscreen phones, including the Galaxy S8, S8+, and Note8, infringe three Immersion Chinese patents. The three patents at issue, covering haptic feedback systems and methods in electronic devices, are Chinese Patent No. ZL02821854.X, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; Chinese Patent No. ZL201210005785.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; and Chinese Patent No. ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”.  Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages.  The Fuzhou Intellectual Property Court accepted the case on March 8, 2018.  Samsung China filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. Samsung Huizhou and Samsung China appealed and the pretrial conference originally scheduled for June 14-15, 2018 was postponed pending a ruling from the Fujian High Court. On September 20, 2018 the Fujian High Court rejected the jurisdictional objection appeals. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou supplemented their petitions in May, and we responded on June 1, 2018. A hearing on the petition for Chinese Patent No. ZL02821854.X occurred on July 18, 2018. Hearings on the petitions for Chinese Patent No. ZL201210005785.2 and Chinese Patent No. ZL201310253562.2 occurred on September 28, 2018. Trial was originally scheduled for November 12, and 14, 2018; the Fuzhou Intellectual Property Court granted Immersion's request to postpone trial but did not set revised dates. The Company and Samsung each submitted evidence for use at trial on or before October 26, 2018. The Patent Reexamination Board of SIPO issued invalidation decisions against Chinese Patent No. ZL02821854.X on November 21, 2018, against Chinese Patent No. ZL201310253562.2 on November 14, 2018, and against Chinese Patent No. ZL201210005785.2 on November 15, 2018, declaring all three Chinese patents invalid. We filed an application to withdraw our complaint from the Fuzhou Intermediate Court on December 10, 2018 and received the ruling that allows Immersion to withdraw the case from the Fuzhou Intermediate Court on December 29, 2018. We pre-registered the appeals against the invalidation decisions with the Beijing IP Court on February 14, 2019. On April 28, 2019, we filed the appeal against the invalidation decisions with the Beijing IP court. On June 6, 2019, SIPO responded to our filing of the appeal with its counterarguments to the arguments set forth in our appeal filing. No hearings have yet been scheduled.

LGE Korean Withholding Tax Matter

On October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korea courts.

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing is scheduled for May 26, 2020.

We believe that there are valid defenses to the claims raised by the Korean tax authorities and that LGE’s claims are without merit.  We intend to vigorously defend ourselves against these claims. In the event that we do not ultimately prevail in our appeal in the Korean courts, any payments to LGE with respect to withholding tax imposed on LGE by the Korean tax authorities as described in the previous paragraph would be recorded as additional income tax expense on our Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.

We cannot predict the ultimate outcome of the above-mentioned actions, and we are unable to estimate any potential liability we may incur. Please also refer to our disclosures in Note 10. Contingencies of the Note to the Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

As previously discussed, our actual results could differ materially from our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. These and many other factors described in this report could adversely affect our operations, performance and financial condition.

Company Risks

Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by catastrophic events, such as natural disasters, war, acts of terrorism, pandemics, epidemics, or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by catastrophic events, such as natural disasters, war, acts of terrorism, pandemics, epidemics, or other public health emergencies, such as the recent outbreak of COVID-19 which has spread to many countries including the United States, Canada, and other countries in which we operate. The World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures, which has resulted in a significant number of layoffs or furloughs of employees, and/or other negative economic conditions in many of the countries in which we operate.

The COVID-19 pandemic and its resulting economic and other effects could result in significant adverse effects on our customers’ ability to manufacture, distribute and sell products incorporating our touch-enabling technologies, which may result in a reduction in the royalties we receive which may be based on the number of units sold or distributed by our customers, which reduction could cause adverse effects on our business, results of operations, financial condition, cash flows and stock price. In addition, any depression or recession resulting from the COVID-19 pandemic may adversely change consumer behavior and demand, including with respect to products sold by our customers, which may result in a significant reduction in our revenue, results of operations, and financial condition.

The spread of the COVID-19 virus has also caused us to modify our business practices (including implementing work-from-home policies and restricting travel by our employees) in ways that may be detrimental to our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. These practices may have an adverse effect on our employees’ productivity (especially with respect to our engineering and research and development efforts which may require hardware and software not available while working remotely) and morale and our ability to engage and support our current and prospective customers. We cannot predict the ultimate impact that COVID -19 will have on our business, results of operations, financial condition, cash flows and stock price.

Our facilities could also be subject to a catastrophic loss such as fire, flood, earthquake, power outage, or terrorist activity. A substantial portion of our research and development activities, our corporate headquarters, and other critical business operations are located near major earthquake faults in or around the San Francisco Bay Area in general, areas with a history of seismic events. An earthquake at or near our facilities could disrupt our operations and result in large expenses to repair and replace the facility. While we believe that we maintain insurance sufficient to cover most long-term potential losses at our facilities, our existing insurance may not be adequate for all possible losses including losses due to earthquakes.

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

•difficulties caused by the effects of COVID-19 on our existing licensees’ businesses;

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

•difficulties caused by the effects of COVID-19 on prospective licensees’ businesses;

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

A significant amount of our revenue is derived from a limited number of customers, and we expect that this will continue to be the case in the future. For example, for the three months ended March 31, 2020, Samsung accounted for a significant amount of our total revenues.

In addition, we cannot be certain that other customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate similar revenue in any future period.

If we fail to renew or lose a major customer or group of customers, or if a major customer decides that our patents no longer cover our products and stops paying us royalties, our revenue could decline if we are unable to replace the lost revenue with revenue from other sources. In addition, if potential customers or customers with expiring agreements view the loss of one of our major customers as an indicator of the value of our software and/or the strength of our intellectual property, they may choose not to take or renew a license which could adversely affect our operating results.

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

Our stockholders have proposed and may continue to propose a variety of actions for our company, including seeking to acquire a controlling stake in our company, engaging in proxy solicitations, involving themselves in the governance and strategic direction of our company, or otherwise attempting to effect changes at our company. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases, or sales of assets or the entire company or changes to our business strategy. Such campaigns can also be led by stockholders that have interests that are different from the majority of our stockholders and may not be in the best interests of the company. Responding to proxy contests and other actions by stockholders can be costly and time-consuming and could disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of our business strategies. These actions could adversely affect our operations, financial condition and the value of our common stock. For example, on March 5, 2020 we entered into a letter agreement with VIEX Capital Advisors, LLC pursuant to which, among other things, we added Stephen Domenik, Franz Fink and Eric Singer to our Board of Directors, and Sid Ganis and Jonathan Visbal resigned from our Board of Directors.

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

We had an accumulated deficit of $123 million as of March 31, 2020 and we may not return to consistent profitability in the future.

As of March 31, 2020, we had an accumulated deficit of $123 million. We need to generate significant ongoing revenues to return to consistent profitability. We will continue to incur expenses as we:

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

We have recently experienced turnover in our senior management. For example, our Chief Executive Officer joined us in January 2019, our General Counsel joined us in June 2019, our Chief Financial Officer joined us in January 2020, and our Head of Human Resources joined us in April 2020. Lack of management continuity could harm our customer relationships, delay product development processes, adversely affect our ability to successfully execute our growth strategy, result in operational and administrative inefficiencies and added costs, and could impede our ability to recruit new talented individuals to senior management positions, which could adversely impact our results of operations, stock price and customer relationships. Our success largely depends on our ability to integrate any new senior management within our organization in order to achieve our operating objectives, and changes in other key positions may affect our financial performance and results of operations as new members of management become familiar with our business. General employee turnover also presents risks discussed in this paragraph.

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

Additionally, from time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. We have received requests from certain licensees requesting that we reimburse them for certain tax liabilities. For example, on April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities as a result of its determination that withholding taxes should have been withheld from certain payments made from Samsung to Immersion Software Ireland Limited, a request that was arbitrated by a panel of the International Chamber of Commerce. On March 27, 2019, the panel issued a final award. The award ordered us to pay Samsung KRW 7,841,324,165 (approximately $6.9 million as of March 31, 2019), which we paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017; and ordered us to pay Samsung’s cost of the arbitration in the amount of approximately $871,454. In the first quarter of 2019, $6.9 million was recorded in our Consolidated Balance Sheet.  We are currently appealing in the Korean courts, on behalf of Samsung, the imposition of such withholding taxes and penalties.  In the event that the we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Other assets would be recorded as additional income tax expense on our Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.  For additional background on this matter, please see Part II, Item 1 Legal Proceedings.

On October 16, 2017, we received a letter from LGE requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.  Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korea courts.

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing is scheduled for May 26, 2020.

We believe that there are valid defenses to the claims raised by the Korean tax authorities and that LGE’s claims are without merit.  We intend to vigorously defend ourselves against these claims. In the event that we do not ultimately prevail in our appeal in the Korean courts, any payments to LGE with respect to withholding tax imposed on LGE by the Korean tax authorities as described in the previous paragraph would be recorded as additional income tax expense on our Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.

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

If we believe that a third party is required, but has declined, to license our intellectual property in order to manufacture, sell, offer for sale, import or use products, we have in the past and may in the future commence legal or administrative action against such third party. In some cases, we have and may become party to legal proceedings in which we are adverse to companies that have significantly greater financial resources than us. For example, we had previously initiated patent infringement litigation against Samsung and Motorola. Due to the inherent uncertainties of litigation and administrative proceedings, we cannot accurately predict how these proceedings will ultimately be resolved. We anticipate that currently pending and any future legal proceedings will continue to be costly, especially in cases where our adverse parties have access to relatively more significant resources. Since there can be no assurance that we will be successful or be able to recover the costs we incur in connection with the legal proceedings (including outside counsel fees), as we incur additional legal costs, the cash available for other parts of our business may decrease. In addition, litigation could lead to counterclaims, adverse rulings affecting our patents, and could harm our relationship with our customers and potential customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may choose not to adopt our technologies. Although protecting our intellectual property is a fundamental part of our business, at times, our legal proceedings have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions and other aspects of our business. As a result, until such time as it is resolved or concluded, litigation, arbitration and administrative proceedings could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Part II Item 1 Legal Proceedings.

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

We currently have sales personnel in Japan, Korea, and China who engage customers and prospective customers in those regions. International revenues accounted for approximately 79% of our total revenues in the first quarter of 2020. International operations are subject to a number of difficulties, risks, and special costs, including:

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

Further, our revenues in the automotive market depend in large part on the number of haptic touch interfaces that are incorporated into vehicles. The COVID-19 pandemic and its resulting economic and other effects has caused and may in the future cause significant adverse effects on our customers’ ability to manufacture, distribute and sell products incorporating our touch-enabling technologies.  While we believe that the automotive market provides opportunities for growth for us, especially if haptic touch interfaces are adopted in more mid-tier and entry-tier vehicles, we are unable to accurately predict the full impact that COVID-19 will have on the number of vehicles sold by our customers that incorporate haptic touch interfaces. However, if such opportunities fail to materialize and/or if less haptic touch interfaces are sold in the future, it may have a material and adverse effect on our business, financial position, results of operations or cash flows.

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

For example, on January 1, 2018, we adopted Accounting Standard Codification 606, Revenue from Contracts with Customers, (“ASC 606”). The adoption has affected our revenue recognition model for both fixed fee license revenue and per-unit royalty revenue derived from our new and existing contracts with licensees. Under ASC 606, if a fixed fee license agreement contains both performance obligations to transfer rights to our patent portfolio as it exists when the contract is executed as well as rights to our patent portfolio as it evolves throughout the contract term, we are required to allocate the fixed fee between the two performance obligations which could result in the recognition of a substantial majority of the fixed fee as revenue upon the execution of the license agreement. Prior to the adoption, as a historical practice applied by many licensing companies, we recognized fixed license fees ratably over the contract term. In addition, our previous accounting practice was to recognize revenue from per-unit royalty agreements in the period in which the related royalty report was received from our licensees, generally one quarter in arrears from the period in which the underlying sales occurred (i.e. on a “quarter-lag”). Under ASC 606, we are required to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As we generally do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain contractual terms on our ability to estimate such amounts. As a result of accruing per-unit royalty revenue for the quarter based on estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. Such changes have significantly affected our reported financial condition and/or results of operations, causing the amount of revenue we recognize to vary dramatically from quarter to quarter, and even year to year, depending on the timing of entry into license agreements and whether such agreements have fixed-fee or per-unit royalty terms. In addition, these reporting practices and the resulting fluctuations in our reported revenue could cause a decline and/or fluctuation in the price of our common stock.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors or management, including the following:

•our board of directors is classified into three classes of directors with staggered three-year terms which will be phased out over time until our 2020 annual meeting of stockholders, and at the 2020 annual meeting of stockholders only a single class of directors will exist and directors will be elected on an annual basis going forward;

•only a majority of our board of directors or stockholders of not less than 10% of all of the shares entitled to cast votes at such meeting are authorized to call a special meeting of stockholders;

•our stockholders can only take action at a meeting of stockholders and not by written consent;

•subject to the rights of a holder of any series of preferred stock, vacancies on our board of directors can be filled only by our board of directors and not by our stockholders;

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

ITEM 6. EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016	8-K	000-27969	3.1	November 4, 2016
3.2	Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4	Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	December 27, 2017
10.1	Office Lease, effective January 31, 2020, by and between Immersion Corporation, a Delaware corporation, and 330 Townsend (SF) Owner, LLC					X
10.2	Letter Agreement, dated March 5, 2020, by and between Immersion Corporation, a Delaware corporation, on one hand, and VIEX Capital Advisors, LLC, VIEX Opportunities Fund, LP - Series One, VIEX Opportunities Fund, LP - Series Two, VIEX GP, LLC, VIEX Special Opportunities Fund II, LP, VIEX GP, LLC, VIEX Special Opportunities GP II, LLC and Eric Singer, on the other hand	8-K	001-38334	10.1	March 9, 2020
10.3	Sublease, dated March 12, 2020, by and between Immersion Corporation, a Delaware corporation, and Neato Robotics, Inc.					X
10.4	First Amendment to Sublease, dated May 1, 2020, by and between Immersion Corporation, a Delaware corporation, and Neato Robotics, Inc.					X
31.1	Certification of Ramzi Haidamus, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Ramzi Haidamus, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Aaron Akerman, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

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

IMMERSION CORPORATION

Date:	May 8, 2020	By:	/s/ AARON AKERMAN
Aaron Akerman
Chief Financial Officer and Principal Accounting Officer