Form 10-Q
period 2020-06-30
IMMERSION CORP
filed 2020-08-07
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

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

Not Applicable

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of shares of common stock outstanding at July 31, 2020 26,894,116.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$54,101	$86,478
Short-term investments	—	3,019
Accounts and other receivables	1,789	3,385
Prepaid expenses and other current assets	8,791	14,078
Total current assets	64,681	106,960
Property and equipment, net	252	1,226
Long-term deposits	11,700	7,062
Other assets	8,987	9,600
Total assets	$85,620	$124,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$474	$809
Accrued compensation	1,803	2,844
Other current liabilities	2,446	3,478
Deferred revenue	4,617	4,692
Total current liabilities	9,340	11,823
Long-term deferred revenue	23,571	25,952
Other long-term liabilities	2,979	3,316
Total liabilities	35,890	41,091
Contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 39,007,576 and 38,624,784 shares issued, respectively; 26,864,143 and 31,414,328 shares outstanding, respectively	255,446	253,289
Accumulated other comprehensive income	122	124
Accumulated deficit	(124,105)	(118,565)
Treasury stock at cost: 12,143,433 and 7,210,456 shares, respectively	(81,733)	(51,091)
Total stockholders’ equity	49,730	83,757
Total liabilities and stockholders’ equity	$85,620	$124,848
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Royalty and license	$5,593	$8,668	$11,775	$13,715
Development, services, and other	75	75	150	150
Total revenues	5,668	8,743	11,925	13,865
Costs and expenses:
Cost of revenues	62	40	106	55
Sales and marketing	1,255	1,579	2,971	3,188
Research and development	1,323	1,831	3,012	4,133
General and administrative	4,087	14,448	11,443	27,143
Total costs and expenses	6,727	17,898	17,532	34,519
Operating loss	(1,059)	(9,155)	(5,607)	(20,654)
Interest and other income	388	532	160	1,130
Loss before benefit from (provision for) income taxes	(671)	(8,623)	(5,447)	(19,524)
Benefit from (provision for) income taxes	(41)	3	(93)	(112)
Net loss	$(712)	$(8,620)	$(5,540)	$(19,636)
Basic net loss per share	$(0.03)	$(0.27)	$(0.19)	$(0.63)
Shares used in calculating basic net loss per share	27,634	31,578	29,320	31,335
Diluted net loss per share	$(0.03)	$(0.27)	$(0.19)	$(0.63)
Shares used in calculating diluted net loss per share	27,634	31,578	29,320	31,335

Other comprehensive income (loss)
Change in unrealized gains (loss) on short-term investments	—	16	(2)	22
Total other comprehensive income (loss)	—	16	(2)	22
Total comprehensive loss	$(712)	$(8,604)	$(5,542)	$(19,614)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at March 31, 2020	38,824,681	$254,081	$122	$(123,393)	9,223,222	$(63,066)	$67,744
Net loss				(712)			(712)
Stock repurchases					2,920,211	(18,667)	(18,667)
Release of restricted stock units and awards	182,895						—
Stock-based compensation		1,365					1,365
Balances at June 30, 2020	39,007,576	$255,446	$122	$(124,105)	12,143,433	$(81,733)	$49,730

	Three Months Ended June 30, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at March 31, 2019	38,375,744	$248,698	$122	$(109,537)	6,823,147	$(48,350)	$90,933
Net loss				(8,620)			(8,620)
Unrealized gain on available-for-sale securities, net of taxes			16				16
Exercise of stock options, net of shares withheld for employee taxes	50,027	300					300
Release of restricted stock units and awards	62,556						—
Stock-based compensation		1,081					1,081
Balances at June 30, 2019	38,488,327	$250,079	$138	$(118,157)	6,823,147	$(48,350)	$83,710

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Six Months Ended June 30, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2019	38,624,784	$253,289	$124	$(118,565)	7,210,456	$(51,091)	$83,757
Net loss				(5,540)			(5,540)
Unrealized loss on available-for-sale securities, net of taxes			(2)				(2)
Stock repurchases					4,932,977	(30,642)	(30,642)
Issuance of stock for ESPP purchase	10,162	63					63
Release of restricted stock units and awards	372,630						—
Stock-based compensation		2,094					2,094
Balances at June 30, 2020	39,007,576	$255,446	$122	$(124,105)	12,143,433	$(81,733)	$49,730

	Six Months Ended June 30, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2018	37,652,498	$246,415	$116	$(98,521)	6,823,147	$(48,350)	$99,660
Net loss				(19,636)			(19,636)
Unrealized gain on available-for-sale securities, net of taxes			22				22
Issuance of stock for ESPP purchase	13,479	109					109
Exercise of stock options, net of shares withheld for employee taxes	61,798	371				—	371
Release of restricted stock units and awards	760,552						—
Stock-based compensation		3,184					3,184
Balances at June 30, 2019	38,488,327	$250,079	$138	$(118,157)	6,823,147	$(48,350)	$83,710

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows provided by (used in) operating activities:
Net loss	$(5,540)	$(19,636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,446	854
Stock-based compensation	2,094	3,184
Other	255	60
Changes in operating assets and liabilities:
Accounts and other receivables	1,596	(3,916)
Prepaid expenses and other current assets	5,306	1,539
Long-term deposit	(4,889)	(6,783)
Other assets	748	(4,841)
Accounts payable	(338)	3,762
Accrued compensation	(1,041)	(2,003)
Other current liabilities	(1,288)	1,742
Deferred revenue	(2,456)	(2,108)
Other long-term liabilities	(661)	4,231
Net cash used in operating activities	(4,768)	(23,915)
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	—	(8,930)
Proceeds from maturities of short-term investments	3,000	14,000
Purchases of property and equipment	(30)	(9)
Net cash provided by investing activities	2,970	5,061
Cash flows provided by (used in) financing activities:
Cash paid for purchases of treasury shares	(30,642)	—
Proceeds from issuance of common stock under employee stock purchase plan	63	109
Proceeds from stock options exercises	—	371
Net cash provided by (used in) financing activities	(30,579)	480
Net decrease in cash and cash equivalents	(32,377)	(18,374)
Cash and cash equivalents:
Beginning of period	86,478	110,988
End of period	$54,101	$92,614
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20	$25
Supplemental disclosure of non-cash operating, investing, and financing activities:
Release of restricted stock units and awards under company stock plan	$2,554	$7,065
Leased assets obtained in exchange for new operating lease liabilities	$577	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Immersion Corporation (the "Company", "Immersion", "we" or "us") was incorporated in 1993 in California and reincorporated in Delaware in 1999. We focus on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. We have adopted a business model under which it provides advanced tactile software, related tools, technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology to certain customers, and offers licenses to our patented technology to other customers.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to combat the spread of the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The COVID-19 outbreak and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, consumers, economies, and financial markets globally, leading to an economic downturn and increased market volatility.
Our compliance with these containment measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers and suppliers for an extended period of time. To support the health and well-being of our employees, customers and communities, we implemented work-from-home and restricted travel policies in the first quarter of 2020, which are expected to remain in place until the end of September 2020. In addition, many of our customers are working remotely, which may delay the timing of some orders due to their and our compliance with frequently changing government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate.
We reported lower estimated royalties revenue in the second quarter of 2020 following the anticipated volume reductions due to delay in shipments as well as decline in general business environment due to the impact of COVID-19.
In response to certain anticipated impacts from the COVID-19 pandemic, we have also implemented a series of cost reduction initiatives to further preserve financial flexibility. These actions include: reductions of the base salaries and cash compensation of company executives and board members; cancellation and reduction in current year's executive and employee bonus plans; renegotiated professional services fees from third-party services providers; relocation of certain positions to lower-cost regions; temporarily suspended company matching of our employee retirement savings plan and taking advantage of the broad-based employer relief provided by the governments.
In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During the three months ended June 30, 2020, we recorded $0.2 million in government subsidies as a reduction to operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of income taxes including uncertain tax provisions, and revenue recognition. Actual results may differ materially from those estimates which were made based on the best information known to management at that time. The business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and assumptions more difficult to calculate. Accordingly, actual results and outcomes may differ from those estimates.

Segment Information

We develop, license, and support a wide range of software and IP that more fully engage users’ senses of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial. We manage these application areas in one operating and reporting segment with only one set of management, development, and administrative personnel.

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

Recent Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment is effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. We are evaluating the impact of this amendment on our condensed consolidated financial statements.

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

If a fixed fee license agreement contains only Performance Obligation A, we recognize most or all of the revenue from the agreement at the inception of the contract. For fixed fee license agreements that contain both Performance Obligation A and B, we allocate the transaction price based on the standalone price for each of the two performance obligations. We use a number of factors primarily related to the attributes of our patent portfolio to estimate standalone prices related to Performance Obligation A and B. Once the transaction price is allocated, the portion of the transaction price allocable to Performance Obligation A is recognized in the period the license agreement is signed and the customer can benefit from rights provided in the contract. The portion allocable to Performance Obligation B is recognized on a straight-line basis over the contract term. For such contracts, a contract liability account is established and included within Deferred revenue on the Condensed Consolidated Balance Sheets. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.

Some of our license agreements contain fixed fees related to past infringements. Such fixed fees are recognized as revenue or recorded as a deduction to our operating expense in the period the license agreement is signed.

Payments for fixed fee license contracts typically are due in full within 30 - 45 days from execution of the contract. From time to time, we enter into a fixed fee license contract with payments due in a number of installments payable throughout the contract term. In such cases, we will determine if a significant financing component exists and if it does, we will recognize revenue and corresponding interest expense or income, as appropriate.

Per-unit Royalty revenue

We record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As we generally do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain constraints on our ability to estimate such amounts. We develop such estimates based on a combination of available data including, but not limited to, approved customer forecasts, a lookback at historical royalty reporting for each of our customers, and industry information available for the licensed products.

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, we make adjustments in the following quarter to true-up revenue to the actual amounts reported by our licensees. During the three months ended June 30, 2020, we recorded a $20,000 adjustment to decrease per-unit royalty revenue. This adjustment represents the difference between the actual per-unit royalty revenue for the three months ended March 31, 2020 as reported by our licensees during the three months ended June 30, 2020 and the estimated per-unit royalty revenue for the three months ended March 31, 2020 that we reported during the quarter.

Certain of our per-unit royalty agreements contains a minimum royalty provision which sets forth minimum amounts to be received by us during the contract term. Under Accounting Standard Codification 606, Revenue from Contracts with Customers, (“ASC 606”), minimum royalties are considered a fixed transaction price to which we have an unconditional right once all other performance obligations, if any, are satisfied. We recognize all minimum royalties as revenue at the inception of the license agreement, or in the period in which all remaining revenue recognition criteria have been met. We account for the unbilled minimum royalties as contract assets on our Condensed Consolidated Balance Sheets, and the balance of such contract assets will be reduced by the actual royalties to be reported by the licensee during the contract term until fully utilized, after which point any excess per-unit royalties reported are recognized as revenue. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.

Payments of per-unit royalties typically are due within 30 to 60 days from the end of the quarter in which the underlying sales took place.

Development, services, and other revenue

As the performance obligation related to our development, service and other revenue is satisfied over a period of time, we recognize such revenue evenly over the period of performance obligation, which is generally consistent with the contractual term.

Disaggregated Revenue

The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2020 and 2019 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed fee license revenue	$1,292	$4,254	$2,578	$5,994
Per-Unit royalty revenue	4,301	4,414	9,197	7,721
Total royalty and license revenue	5,593	8,668	11,775	13,715
Development, services, and other revenue	75	75	150	150
Total revenue	$5,668	$8,743	$11,925	$13,865

As of June 30, 2020, we had contract assets of $7.8 million included within Prepaid expenses and other current assets, and $6.0 million included within Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2019, we had contract assets of $13.1 million included within Prepaid expenses and other current assets, and $6.9 million included within Other assets, on the Condensed Consolidated Balance Sheets.

Contract assets decreased by $6.2 million from December 31, 2019 to June 30, 2020, primarily due to actual royalties billed during the six months ended June 30, 2020 that reduced the minimum royalties recorded in contract assets.

Contract Revenue

Based on contracts signed and payments received as of June 30, 2020, we expect to recognize $28.1 million in revenue related to Performance Obligation B under our fixed fee license agreements, which is satisfied over time, including $13.8 million over one to three years and $14.3 million over more than three years. Revenue related to Performance Obligation B was $30.6 million as of December 31, 2019.

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

Instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of June 30, 2020 and December 31, 2019, we did not hold any Level 3 instruments.

Financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 are classified based on the valuation technique in the table below (in thousands):

	June 30, 2020
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$45,605	$—	$—	$45,605
Total assets at fair value (1)	$45,605	$—	$—	$45,605

(1) The above table excludes $8.5 million of cash held in banks.

	December 31, 2019
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$63,351	$—	$—	$63,351
U.S. Treasury securities	—	3,019	—	3,019
Total assets at fair value (2)	$63,351	$3,019	$—	$66,370

(2) The above table excludes $23.1 million of cash held in banks.

The contractual maturities of our available-for-sale securities on June 30, 2020 and December 31, 2019 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three and six months ended June 30, 2020 and the year ended December 31, 2019.

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

We had no short-term investments as of June 30, 2020.

4. BALANCE SHEETS DETAILS

Cash and Cash Equivalents

Our cash and cash equivalent balances were as follows (in thousands):

	June 30, 2020	December 31, 2019
Cash	$8,496	$23,127
Money market funds	45,605	63,351
Cash and cash equivalents	$54,101	$86,478

Accounts and Other Receivable
Accounts and other receivables consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Trade accounts receivable	$1,237	$2,972
Other receivables	552	413
Accounts and other receivables	$1,789	$3,385

Allowance for credit losses as of June 30, 2020 and December 31, 2019 were not material.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses	811	933
Contract assets - current	7,787	13,128
Other current assets	193	17
Prepaid expenses and other current assets	8,791	14,078

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Contract assets - long-term	$5,991	$6,928
Right-of-use ("ROU") assets	2,337	2,202
Deferred tax assets	470	470
Other assets	189	—
Total other assets	$8,987	$9,600

Other Current Liabilities

Other current liabilities are as follows (in thousands):

	June 30, 2020	December 31, 2019
Accrued legal	$206	$1,077
Lease liabilities - current	1,406	1,150
Other current liabilities	834	1,251
Total other current liabilities	$2,446	$3,478

5. STOCK-BASED COMPENSATION

Stock Options and Awards

Our equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for employees, consultants, officers, and directors and to align stockholder and employee interests. We may grant time-based options, market condition-based options, stock appreciation rights, restricted stock ("RSAs"), restricted stock units (“RSUs”), performance shares, performance units, and other stock-based equity awards to employees, officers, directors, and consultants. Under this program, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. Stock options generally vest over four years and expire seven years from the grant date. Market condition-based options are subject to a market condition whereby the closing price of our common stock must exceed a certain level for a number of trading days within a specified time frame or the options will be canceled before the expiration of the options. RSAs generally vest over one year. RSUs generally vest over three years. Awards granted other than a stock option or stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued.

A summary of our equity incentive program is as follows (in thousands):

June 30, 2020
Common stock shares available for grant	2,776
Stock options outstanding	1,370
RSAs outstanding	130
RSUs outstanding	1,124

Time-Based Stock Options

The following summarizes activities for the time-based stock options for the six months ended June 30, 2020 (in thousands except for weighted average exercise price per share and weighted average remaining contractual life data):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	967	$8.55	5.63	$16
Granted	456	$7.58
Canceled or expired	(53)	$9.73
Outstanding as of June 30, 2020	1,370	$8.18	5.84	$—
Vested and expected to vest at June 30, 2020	1,178	$8.23	5.78	$—
Exercisable at June 30, 2020	344	$8.89	4.76	$—

Aggregate intrinsic value is the difference between the closing price on the last trading day in June 30, 2020 and the exercise price, multiplied by the number of in-the-money stock options.

Restricted Stock Units

The following summarizes RSU activities for the six months ended June 30, 2020 (in thousands except for weighted average grant date fair value and weighted average remaining contractual life data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	945	$8.81	1.25	$7,020
Granted	507	$5.93
Released	(301)	$9.00
Forfeited	(27)	$8.18
Outstanding at June 30, 2020	1,124	$7.47	1.40	$7,004

Restricted Stock Awards

The following summarizes RSA activities for the six months ended June 30, 2020 (in thousands except for weighted average grant date fair value and weighted average remaining recognition period):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2019	91	$7.45	0.45
Granted	142	$6.43
Released	(71)	$7.18
Forfeited	(32)	$7.27
Outstanding at June 30, 2020	130	$6.53	0.95

Employee Stock Purchase Plan

Under our 1999 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six months offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the six months ended June 30, 2020, 10,162 shares were purchased under the ESPP. As of June 30, 2020, 243,275 shares were available for future purchase under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expenses recognized for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$298	$122	$553	$316
RSUs and RSAs	1,056	938	1,518	2,826
Employee stock purchase plan	11	21	23	42
Total	$1,365	$1,081	$2,094	$3,184

Sales and marketing	$343	$173	$388	$493
Research and development	251	190	420	820
General and administrative	771	718	1,286	1,871
Total	$1,365	$1,081	$2,094	$3,184

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

The assumptions used to value options granted under our equity incentive program are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020 (1)	2019	2020	2019
Expected life (in years)	N/A	4.4	4.2	4.5
Volatility	N/A	53%	52%	53%
Interest rate	N/A	1.8%	1.0%	2.3%
Dividend yield	N/A	—%	—%	—%
(1) There were no stock option grants in the three month ended June 30, 2020.

As of June 30, 2020, there were $9.0 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, RSAs and RSUs. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 2.31 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 1, 2007, our Board of Directors (the "Board") authorized the repurchase of up to $50.0 million of our common stock (the “Stock Repurchase Program”). In addition, on October 22, 2014, the Board authorized another $30.0 million under the Stock Repurchase Program. We may repurchase our common stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require us to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
During the three months ended June 30, 2020, we repurchased 2.9 million shares for $18.7 million at an average cost of $6.39 per share. During the six months ended June 30, 2020. we repurchased approximately 4.9 million for $30.6 million at an average cost of $6.21 per share. As of June 30, 2020, we have no amount available for repurchase under the Stock Repurchase Program. There were no stock repurchases during the three and six months ended June 30, 2019.

7. INCOME TAXES

Income tax provisions consisted of the following (in thousands, except for effective tax rate percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss before benefit from (provision for) income taxes	$(671)	$(8,623)	$(5,447)	$(19,524)
Benefit from (provision for) income taxes	$(41)	$3	$(93)	$(112)
Effective tax rate	6.1%	—%	1.7%	0.6%

The provision for income tax for the three and six months ended June 30, 2020 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. The benefit from income taxes for the three months ended June 30, 2019 and provision for income taxes for the six months ended June 30, 2019 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. For the three and six months ended June 30, 2019, we used a year-to-date approach to calculate the effective tax rate. We continue to carry a full valuation allowance on its federal deferred tax assets. As a result, no benefit for losses generated from our U.S. territory was included in the calculation of the year-to-date effective tax rate.

On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). On July 24, 2018, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court that had found certain Treasury regulations related to stock-based compensation to be invalid. On August 7, 2018, the Ninth Circuit withdrew its July 24, 2018 opinion to allow a reconstituted panel to confer on the decision. This reconstituted panel reconsidered the validity of the cost sharing regulations at issue. The regulations at issue require related entities to share the cost of employee stock compensation in order for their cost-sharing arrangements to be classified as “qualified cost-sharing arrangements” and to avoid potential IRS adjustment. On June 7, 2019, the reconstituted panel of the Ninth Circuit upheld the 2018 decision of the Ninth Circuit, concluding stock-based compensation must be included in intercompany cost sharing agreements for the agreements to be classified as “qualified cost-sharing arrangements”. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit which was denied. On June 22, 2020, the Supreme Court refused to hear the Altera case, leaving intact the Ninth Circuit ruling. We had concluded that it was not more-likely-than-not that Altera would prevail with an appeal to the Supreme Court and had made corresponding provisions in previous periods. Accordingly, there was no impact to our condensed consolidated financial statements for the three months ended June 30, 2020 arising from the Supreme Court’s refusal to hear the Altera case.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was passed into law. Among other changes, the Tax Act reduced the US federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. In addition, the Act introduced the Base Erosion and Anti-Abuse Tax (the “BEAT”), which creates a new tax on certain related-party payments. We concluded that it has not met the threshold requirements of the BEAT. On July 9, 2020, the Internal Revenue Service issued final regulations regarding deductions for global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”). On July 9, 2020, the Treasury Department released final regulations (TD 9901) under IRC Section 250, which allows an annual deduction to a domestic corporation for its foreign-derived intangible income (FDII) and global intangible low-taxed income (GILTI) inclusion. The final guidance is not expected to have a material impact on our consolidated financial statements. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of other topics, is expected to be issued. In accordance with ASC 740, we will recognize any effects of the guidance in the period that such guidance is issued.

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

As of June 30, 2020, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $4.8 million and applicable interest of $29,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of June 30, 2020, we had net deferred income tax assets of $0.5 million and deferred income tax liabilities of $0.5 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2000 through the current period.

We maintain a valuation allowance of $28.0 million against certain of our deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on our assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(712)	$(8,620)	$(5,540)	$(19,636)
Denominator:
Weighted-average common stock outstanding, basic	27,634	31,578	29,320	31,335
Dilutive effect of potential common shares:
Stock options, RSUs, RSA and ESPP	—	—	—	—
Total shares, diluted	27,634	31,578	29,320	31,335
Basic net loss per share	$(0.03)	$(0.27)	$(0.19)	$(0.63)
Diluted net loss per share	$(0.03)	$(0.27)	$(0.19)	$(0.63)

As of June 30, 2020, approximately 1.4 million stock options and 1.3 million RSUs and RSAs were excluded from computation of diluted net loss per share because their effect would have been anti-dilutive.

As of June 30, 2019, approximately 2.0 million stock options and 0.8 million RSUs and RSAs were excluded from computation of diluted net loss per share because their effect would have been anti-dilutive.

9. LEASES

We lease all of our office space pursuant to operating lease and sublease arrangements, which expire at various dates through February 29, 2024. We recognize lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. We combine lease and non-lease components for new and reassessed leases. We apply discount rates to operating leases using a portfolio approach.

On January 31, 2020, we entered into an agreement to lease approximately 5,000 square feet of office space in San Francisco, California. This facility is used for administrative and headquarter functions. The lease commenced in the first quarter of 2020 and expires in 2022. During the three months ended March 31, 2020, we recorded a lease liability of $0.6 million, which represents the present value of the lease payments using an estimated incremental borrowing rate of 3.50%. We also recognized lease right-of-use assets ("ROU") of $0.6 million which represents our right to use an underlying asset for the lease term. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

Below is a summary of our ROU assets and lease liabilities as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	Balance Sheets Classification	June 30, 2020	December 31, 2019
Assets
Right-of-use assets	Other assets	$2,337	$2,202
Liabilities
Operating lease liabilities - current	Other current liabilities	1,406	1,150
Operating lease liabilities - long-term	Other long-term liabilities	2,324	2,664
Total lease liabilities		$3,730	$3,814

During 2019, we began to shift general and administrative, research and development and executive functions and employees from our San Jose, California facility (“SJ Facility”) to our San Francisco, California and Montreal, Canada offices. In the fourth quarter of 2019, we announced our decision to exit the SJ Facility by March 31, 2020. We accelerated the amortization of our SJ Facility leasehold improvements over their remaining estimated life. As of March 31, 2020, the SJ Facility leasehold improvements were fully amortized.

On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. ("Neato") for the San Jose California Facility ("SJ Facility"). This sublease commenced in June 2020 and ends on April 30, 2023 which is the lease termination date of the original SJ Facility lease.

In accordance with provisions of ASC 842 Leases ("ASC 842"), we treated the sublease as a separate lease as we were not relieved of the primary obligation under the original lease. We continue to account for the original SJ Facility, as a lessee, in the same manner as prior to the commencement date of the sublease. We accounted for the sublease as a lessor of the lease. We classified the sublease as an operating lease as it did not meet the criteria of a Sale-Type or Direct Financing lease.

At the commencement date of the sublease, we recognized initial direct costs of $0.3 million. These deferred costs will be amortized over the terms of the sublease payments. As of June 30, 2020, $0.1 million was reported in Prepaid expenses and other current assets and $0.2 million was reported in Other assets on our Condensed Consolidated Balance Sheets.

We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Condensed Consolidated Statements of Operations and Comprehensive Loss over the lease terms. During the three and six months ended June 30, 2020, and 2019, our net operating lease expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$301	$265	$573	$555
Sublease income	(70)	—	(70)	—
Total lease cost	$231	$265	$503	$555

The table below provides supplemental information related to operating leases for the six months ended June 30, 2020 (in thousands except for lease term):

Cash paid within operating cash flow	$349
Weighted average lease terms (in years)	2.71
Weighted average discount rate	3.50%

Minimum future lease payment obligations for our operating leases as of June 30, 2020 are as follows (in thousands):

For the Years Ending December 31,
Remainder of 2020	$751
2021	1,494
2022	1,191
2023	450
2024	23
Total	$3,909

Future lease payments as of June 30, 2020 from our sublease agreement are as follows (in thousands):

For the Years Ending December 31,
Remainder of 2020	$514
2021	1,046
2022	1,077
2023	351
Total	$2,988

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

On April 28, 2017, Immersion and Immersion Software Ireland Limited (collectively, “Immersion”) received a letter from Samsung Electronics Co. (“Samsung”) requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, on behalf of Samsung, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. The first hearing occurred on June 27, 2019. A second hearing occurred on August 29, 2019. A third hearing occurred on October 31, 2019. A fourth hearing occurred on December 19, 2019. A fifth hearing occurred on April 2, 2020. A sixth hearing occurred on May 14, 2020. A seventh hearing occurred on June 4, 2020. On July 16, 2020, the Korea Administrative Court issued its ruling in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on Samsung should be canceled with some litigation costs to be borne by the Korean tax authorities. On August 3, 2020, the Korean tax authorities filed a petition of appeal with the Korea High Court indicating the Korean tax authorities’ intent to appeal the decision of the Korea Administrative Court.

On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against Immersion demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. On March 27, 2019, we received the final award. The award ordered Immersion to pay Samsung KRW 7,841,324,165 ($6.9 million) which Immersion paid on April 22, 2019, and recorded in Long-term deposits on our Condensed Consolidated Balance Sheets. The award also denied Samsung’s claim for interest from and after May 2, 2017, and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454.

We believe that there are valid defenses to all of the claims from the Korean tax authorities. We intend to vigorously defend against the claims from the Korean tax authorities. We expect to be reimbursed by Samsung to the extent we ultimately prevail in the appeal in the Korea courts. On March 31, 2019, $6.9 million was recorded as a deposit included in Long-term deposits on our Condensed Consolidated Balance Sheets. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Long-term deposits would be recorded as additional income tax expense on our Condensed Consolidated Statement of Operations and Comprehensive Loss, in the period in which we do not ultimately prevail.

On October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.

Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korea courts. In the second quarter of 2020, we recorded this deposit in Long-term deposits on our Condensed Consolidated Balance Sheets. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Long-term deposits would be recorded as additional income tax expense on our Condensed Consolidated Statement of Operations and Comprehensive Loss, in the period in which we do not ultimately prevail.

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipate a decision to be rendered on or about October 8, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “can,” “will,” “places,” “estimates,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and the recognition and components thereof; our costs and expenses; including capital expenditures; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans related to and the impact of current and future litigation or activism; our sublease and the timing and income related thereto; and our stock repurchase program.

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

We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 2,300 issued or pending patents worldwide as of June 30, 2020. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.

We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to combat the spread of the virus. including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The COVID-19 outbreak and related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, consumers, economies, and financial markets globally, leading to an economic downturn and increased market volatility.

Our compliance with these containment measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers and suppliers for an extended period of time. To support the health and well-being of our employees, customers and communities, we implemented work-from-home and restricted travel policies in the first quarter of 2020, which are expected to remain in place until the end of September 2020. In addition, many of our customers are working remotely, which may delay the timing of some orders due to their and our compliance with frequently changing government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate.

We reported lower estimated royalties revenue in the second quarter of 2020 following the anticipated volume reductions due to delay in shipments as well as decline in general business environment due to the impact of COVID-19.
In response to certain anticipated impacts from the COVID-19 pandemic, we have also implemented a series of cost reduction initiatives to further preserve financial flexibility. These actions include: reductions of the base salaries and cash compensation of company executives and board members; cancellation and reduction in current year's executive and employee bonus plans; renegotiated professional services fees from third party services providers; relocation of certain positions to lower-cost regions; temporarily suspended company matching of our employee retirement savings plan and taking advantage of the broad-based employer relief provided by the governments.

In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During the three months ended June 30, 2020, we recorded $0.2 million in government subsidies as a reduction to operating expenses in the Condensed Consolidated Statement of Operations.
As the COVID-19 pandemic evolves, we will continue to actively monitor developments and business conditions that may cause us to take further actions that alter business operations as may be required by applicable authorities or that we determine are in the best interests of our employees, customers, suppliers and stockholders. Although the effects of the pandemic may not be fully reflected in our financial results until future periods, the COVID-19 pandemic and our resulting economic effects could have significant adverse effects on our customers’ ability to produce, distribute and sell products incorporating our touch-enabling technologies, which may result in a reduction in the royalties we receive and could cause adverse effects on our business, results of operations, financial condition and cash flows.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 6, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 6, 2020, for a complete discussion of our other critical accounting policies and estimates.

RESULTS OF OPERATIONS

OVERVIEW

Total revenue for the three months ended June 30, 2020 was $5.7 million, a decrease of $3.1 million, or 35%, compared to $8.7 million for the three months ended June 30, 2019 primarily driven by a $3.0 million or 70%, decrease in fixed fee license revenue.

Total revenue for the six months ended June 30, 2020 was $11.9 million, a decrease of $1.9 million, or 14%, compared to $13.9 million for the six months ended June 30, 2019 primarily driven by a $3.4 million or 57%, decrease in fixed fee license revenue partially offset by a $1.5 million, or 19%, increase in per-unit royalty revenue.

Net loss for the three months ended June 30, 2020 was $0.7 million, a decrease of $7.9 million, or 92%, as compared to a net loss of $8.6 million for the three months ended June 30, 2019. The decrease in net loss was mainly attributable to a $3.1 million decrease in total revenue and a $11.2 million decrease in total cost and operating expenses. The decrease in cost and expenses was primarily due to lower legal and settlement costs attributable to reduced activities following litigation settlements in 2019, decreased compensation, benefits and other employee related costs and lower consulting and professional services fees driven by lower recruitment fees. The decrease in compensation, benefits and other employee related costs was largely attributable to lower base salaries following the completed transition of research and development and finance functions from San Jose, California to Montreal,Canada and lower variable compensation primarily due to the impact of the cost reduction initiative we implemented in the first half of 2020 in response to the COVID-19 pandemic.

Net loss for the six months ended June 30, 2020 was $5.5 million, a decrease of $14.1 million, or 72%, as compared to a net loss of $19.6 million for the six months ended June 30, 2019 mainly attributable to a $1.9 million decrease in total revenue, a $17.0 million decreased in total cost and operating expenses and a $1.0 million decrease in interest and other income (expense). The decrease in cost and expenses was primarily due to lower legal and settlement costs attributable to reduced activities following litigation settlements, lower compensation costs and a decrease in professional services largely attributable to the cost reduction initiative we implemented in the first half of 2020. These decreases were partially offset by increased depreciation expense resulting from the shortening in estimated useful life of our San Jose, California Facility ("SJ Facility") to March 31, 2020 following our decision to exit this facility as well as a decrease in stock-based compensation expense. The decrease in consulting and professional services was driven by decreases in recruitment fees and outside services in the six months ended June 30, 2020 compared to the same period in 2019.

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Fixed fee license revenue	23%	49%	22%	43%
Per-unit royalty revenue	76	50	77	56
Total royalty and license revenue	99	99	99	99
Development, services, and other revenue	1	1	1	1
Total revenues	100	100	100	100
Costs and expenses:
Cost of revenues	1	—	1	—
Sales and marketing	22	18	25	23
Research and development	23	21	25	30
General and administrative	73	166	96	196
Total costs and expenses	119	205	147	249
Operating loss	(19)	(105)	(47)	(149)
Interest and other income	7	6	1	8
Loss before provision for income taxes	(12)	(99)	(46)	(141)
Provision for income taxes	(1)	—	(1)	(1)
Net loss	(13)%	(99)%	(47)%	(142)%

REVENUES

Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue are composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

A revenue summary for the three months ended June 30, 2020 and 2019 are as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues:
Fixed fee license revenue	$1,292	$4,254	$(2,962)	(70)%
Per-unit royalty revenue	4,301	4,414	(113)	(3)%
Total royalty and license revenue	5,593	8,668	(3,075)	(35)%
Development, services, and other revenue	75	75	—	—%
Total revenues	$5,668	$8,743	$(3,075)	(35)%

Royalty and license revenue — Total royalty and license revenue for the three months ended June 30, 2020 decreased $3.1 million, or 35%, from $8.7 million for the three months ended June 30, 2019 to $5.6 million for the three months ended June 30, 2020.

Per-unit royalty revenue decreased by $0.1 million, or 3%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily caused by a $0.6 million decrease in royalties from our automotive royalties and a $0.5 million decrease in our gaming royalties, partially offset by a $0.9 million increase in royalties obtained from our mobility licensees ("mobility royalty"). The decrease in automotive royalty was primarily due to lower volume due to shipment delays resulting from the impact of COVID-19. The decrease in gaming royalty revenue was caused by lower shipment volume due to COVID-19 related economic downturn and the impact of nonrenewal of an expired contract. The increase in mobility royalty revenue was due mainly to per-unit royalty revenue agreements entered into during the second and third quarters of 2019.

Fixed fee license revenue decreased $3.0 million, or 70%, in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a $2.0 million decrease in gaming license revenue and a $1.0 million decrease in mobility license revenue.

We expect royalty and license revenue to continue to be a major component of our future revenue as our technology is included in products and we succeed in our efforts to monetize our IP. Our fixed fee license revenue could fluctuate depending upon the timing of execution of new fixed license fee arrangements under Accounting Standard Codification 606, Revenue from Contracts with Customers, (“ASC 606”).

Development, services and other revenue — Development, services, and other revenue was $75,000 for each of the three months ended June 30, 2020 and 2019.

Geographically, revenues generated in Asia, North America, and Europe for the three months ended June 30, 2020 represented 78%, 16%, and 6%, respectively, of our total revenue as compared to 58%, 37%, and 5%, respectively, for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

A revenue summary for the six months ended June 30, 2020 and 2019 are as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues:
Fixed fee license revenue	$2,578	$5,994	$(3,416)	(57)%
Per-unit royalty revenue	9,197	7,721	1,476	19%
Total royalty and license revenue	11,775	13,715	(1,940)	(14)%
Development, services, and other revenue	150	150	—	—%
Total revenues	$11,925	$13,865	$(1,940)	(14)%

Royalty and license revenue — Total royalty and license revenue for the six months ended June 30, 2020 decreased $1.9 million, or 14%, from $13.7 million for the six months ended June 30, 2019 to $11.8 million for the six months ended June 30, 2019.

Per-unit royalty revenue increased by $1.5 million, or 19%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily caused by a $3.6 million increase in royalties from our mobility licensees partially offset by a $1.1 million decrease in royalties obtained from our gaming licensees and a $1.1 million decrease in royalty revenue from our automotive licensees. The increase in mobility royalties was due mainly to per-unit royalty agreements entered into during the second and third quarters of 2019. The decrease in gaming revenue was primarily due to the impact of nonrenewal of an expired contract as well as lower shipments due to the impact of COVID-19 related economic downturn. The decrease in automotive royalty revenue was primarily due to lower shipment volume largely attributable to the impact of COVID-19.

Fixed fee license revenue decreased $3.4 million, or 57%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a $2.0 million decrease in gaming license revenue, a $1.0 million decrease in mobility license revenue and a $0.5 million decrease in automotive license revenue.

We expect royalty and license revenue to continue to be a major component of our future revenue as our technology is included in products and we succeed in our efforts to monetize our IP. Our fixed fee license revenue could fluctuate depending upon the timing of execution of new fixed license fee arrangements under ASC 606.

Development, services and other revenue — Development, services, and other revenue was $0.2 million for each of the six months ended June 30, 2020 and 2019.

Geographically, revenues generated in Asia, North America, and Europe for the six months ended June 30, 2020 represented 79%, 16%, and 5%, respectively, of our total revenue as compared to 54%, 38%, and 8%, respectively, for the three months ended June 30, 2019.

OPERATING EXPENSES

The following tables set forth a summary of our operating expenses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30
	2020	2019	Change	% Change
Sales and marketing	$1,255	$1,579	$(324)	(21)%
% of total revenue	22%	18%
Research and development	$1,323	$1,831	$(508)	(28)%
% of total revenue	23%	21%
General and administrative	$4,087	$14,448	$(10,361)	(72)%
% of total revenue	72%	165%

	Six Months Ended June 30,
	2020	2019	Change	% Change
Sales and marketing	2,971	3,188	(217)	(7)%
% of total revenue	25%	23%
Research and development	3,012	4,133	(1,121)	(27)%
% of total revenue	25%	30%
General and administrative	11,443	27,143	(15,700)	(58)%
% of total revenue	96%	196%

Sales and Marketing — Our sales and marketing expenses are primarily comprised of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and allocation of facilities costs.

Sales and marketing expenses decreased $0.3 million, or 21%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to a $0.2 million decrease in sales and marketing and travel costs and a $0.1 million decrease in outside services costs. These decreases were mainly attributable to reduced business activities as a result of the COVID-19 pandemic and the impact of the cost reduction initiatives implemented in the first half of 2020.

Sales and marketing expenses decreased $0.2 million, or 7%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to a $0.3 million decrease in compensation, benefits and other personnel related costs reduction initiatives and a $0.1 million decrease in consulting and outside services, partially offset by a $0.2 million increase in depreciation expense. The decrease in compensation, benefits and other personnel related costs was primarily due to a decrease in commissions and other variable compensation largely attributable to reduced business activities as a result of COVID-19 pandemic, the impact of cost reduction initiatives we implemented during the first half of 2020, and a decrease in stock-based compensation expense. The increase in depreciation expense was primarily attributable to higher depreciation expense in the first quarter of 2020 resulting from the shortening in estimated useful life of the leasehold improvements of the San Jose, California (" SJ Facility").

Research and Development — Our research and development expenses are comprised of employee compensation and benefits, outside services and consulting fees, tooling and supplies, and an allocation of facilities costs.

Research and development expenses decreased $0.5 million, or 28%, for the three months ended June 30, 2020 compared to three months ended June 30, 2019. This decrease was primarily due to a $0.2 million decrease in compensation, benefits and other personnel related costs, a $0.1 million decrease in travel costs and a $0.1 million decrease in facilities related costs. Research and development expenses decreased $1.1 million, or 27%, for the six months ended June 30, 2020 compared to six months ended June 30, 2019 primarily resulting from a $0.8 million decrease in compensation, benefits and other personnel related costs, including a $0.4 million decrease in stock-based compensation, $0.1 million decrease in consulting and outside services and a $0.1 million decrease in travel costs.

The decrease in compensation, benefits and other personnel related costs was primarily attributable to lower base salary largely attributable to the completed transition of our research and development function from San Jose, California to Montreal, Canada. In addition, we recorded a $0.2 million CEWS subsidy as a reduction to compensation expense in the second quarter of 2020. The decrease in variable compensation largely attributable to the cost reduction initiatives we implemented in the first half of 2020. The decrease in travel and consulting and professional services expenses were primarily due to reduced business activities during the three and six months ended June 30, 2020 compared to the same period in 2019 due to the impact of COVID-19 pandemic.

We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth in key markets.

General and Administrative — Our general and administrative expenses consist of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and allocation of facilities costs.

General and administrative expenses decreased $10.4 million, or 72%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to a $8.4 million decrease in legal expenses, a $0.9 million decrease in consulting and professional services and a $0.7 million decrease in compensation, benefits and other personnel related costs. General and administrative expenses decreased $15.7 million, or 58%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to a $14.4 million decrease in legal expenses, a $0.7 million decrease in consulting and professional services, a $0.6 million decrease in compensation, benefits and other personnel related costs and a $0.2 million decrease in foreign currency exchange loss. These decreases were partially offset by a $0.3 million increase in depreciation expense.

The decrease in legal expense was primarily attributable to reduced activities following litigation settlements in 2019, as well as a decrease in patent maintenance and prosecution costs. The decrease in compensation, benefits and other personnel related costs was primarily due to lower salaries, variable compensation and stock-based compensation, primarily driven by the transition of our general and administrative function from San Jose, California to Montreal, Canada and the impact of the COVID-19 related cost cutting initiative we implemented in the first half of 2020. The decrease in consulting and professional services was due to lower recruitment fees in the three and six months ended June 30, 2020 compared to the same periods in 2019. The increase in depreciation expense was primarily attributable to higher depreciation expense in the first quarter of 2020 resulting from the shortening in estimated useful life of the leasehold improvements of the SJ Facility.

We expect our general and administrative expenses to decrease in the future as we achieve targeted reductions in consulting and professional services, and other costs.

INTEREST AND OTHER INCOME (LOSS)

Interest and Other Income (Loss) — Interest and other income (loss) consists of interest income from cash equivalents and short-term investments, translation exchange rate gains (losses) and other income.

Interest and other income (loss) decreased $0.1 million during the three months ended June 30, 2020 compared to the same period in 2019 primarily driven by a $0.5 million decrease in investment earnings on cash equivalents and short-term investments partially offset by a $0.2 million increase in other income and a $0.1 million increase in foreign exchange translation gain. Interest and other income (loss) decreased $1.0 million during the six months ended June 30, 2020 compared to the same period in 2019 primarily driven by a $0.8 million decrease in investment earnings on cash equivalents and short-term investments, a $0.4 million increase in foreign exchange translation loss partially offset by a $0.2 million increase in other income.

The decrease in investment earnings was primarily due to lower total cash, cash equivalents and short-term investments during the three and six months ended June 30, 2020 as compared to the same periods in 2019. The increase in foreign exchange translation loss for the six months ended June 30, 2020 was a result of the depreciation of the South Korean Won and the Canadian dollar against the U.S. dollar in the first quarter of 2020 partially resulting from the increased market volatility driven by the global COVID-19 pandemic.

BENEFIT FROM (PROVISION FOR) INCOME TAXES

The following table sets forth a summary of our benefit from (provision for) income taxes for the three and six months ended June 30, 2020 and 2019 (in thousands except for percentages):

	Three Months Ended June 30,
	2020	2019	Change	% Change
Loss before provision for income taxes	$(671)	$(8,623)
Benefit from (provision for) income taxes	$(41)	$3	$(44)	(1,467)%
Effective tax rate	6.1%	0%

	Six Months Ended June 30,
	2020	2019	Change	% Change
Loss before benefit from (provision for) income taxes	$(5,447)	$(19,524)
Provision for income taxes	$(93)	$(112)	$19	(17)%
Effective tax rates	1.7%	0.6%

The provision for income tax for the three and six months ended June 30, 2020 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. The benefit for income tax for the three months ended June 30, 2019 and provision for income tax for the six months ended June 30, 2019 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. For the three and six months ended June 30, 2019, we used a year-to-date approach to calculate the effective tax rate. We continue to carry a full valuation allowance on our federal deferred tax assets. As a result, no benefit for losses generated from our U.S. territory was included in the calculation of the year-to-date effective tax rate, which was the main reason for the difference between the statutory tax rate and actual effective tax rate. The year-over-year change in provision for income taxes resulted primarily from the change in mix of income from continuing operations across various tax jurisdictions.

On December 22, 2017, the Tax Act was passed into law. Among other changes, the Tax Act introduced the Base Erosion and Anti-Abuse Tax (the “BEAT”), which creates a new tax on certain related-party payments. We concluded that we have not met the threshold requirements of the BEAT. On July 9, 2020, the Internal Revenue Service issued final regulations regarding deductions for global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”). On July 9, 2020, the Treasury Department released final regulations (TD 9901) under IRC Section 250, which allows an annual deduction to a domestic corporation for its foreign-derived intangible income (FDII) and global intangible low-taxed income (GILTI) inclusion. The final guidance is not expected to have a material impact on our consolidated financial statements. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of other topics, is expected to be issued. In accordance with ASC 740, we will recognize any effects of the guidance in the period that such guidance is issued.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. We analyzed the provisions of the CARES Act and determined there was no effect on our provision for the three and six months ended June 30, 2020.

We continue to maintain a valuation allowance of $28.0 million against certain of our deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made.

We also maintain liabilities for uncertain tax positions. As of June 30, 2020, we had unrecognized tax benefits under ASC 740 of approximately $4.8 million and applicable interest of $29,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents, and short-term investments consist primarily of money market funds and treasury bills. Our short-term investments are classified as available-for-sale. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholders’ equity.

On June 30, 2020, our cash, cash equivalents, and short-term investments totaled $54.1 million, a decrease of $32.4 million from $86.5 million on December 31, 2019.

	Six Months Ended June 30,
	2020	2019	Change	% Change
Net cash used in operating activities	$(4,768)	$(23,915)	$19,147	(80)%
Net cash provided by investing activities	$2,970	$5,061	$(2,091)	(41)%
Net cash provided by (used in) financing activities	$(30,579)	$480	$(31,059)	NM1
(1) Not meaningful.

Operating Activities

Cash used in operating activities primarily consists of net loss, adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $4.8 million during the six months ended June 30, 2020, a $19.1 million decrease compared the same period in 2019. The decrease in net cash used in operating activities in the six months ended June 30, 2020 compared to the same period in 2019 was primarily attributable to a $14.1 million decrease in net loss and a $5.5 million change in net operating assets and liabilities.

Investing Activities

Our investing activities primarily consist of purchases of and proceeds from maturities of short-term investments and purchases of computer equipment, furniture and leasehold improvements related to facilities expansion.

Net cash provided by investing activities during the six months ended June 30, 2020 was $3.0 million primarily consisting of proceeds from maturities of short-term investments.

Net cash used in investing activities during the six months ended June 30, 2019 was $5.1 million primarily consisting of $8.9 million in purchases of short-term investments partially offset by $14.0 million proceeds from maturities of short-term investments.

Financing Activities

Our financing activities primarily consist of cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.

Net cash used in financing activities during the six months ended June 30, 2020 was $30.6 million, and primarily consisted of $30.6 million in cash paid for stock repurchases.

Net cash provided by financing activities during the six months ended June 30, 2019 was $0.5 million, and consisted of $0.5 million in cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan.

Our total cash, cash equivalents, and short-term investments were $54.1 million as of June 30, 2020, of which approximately 12% ($6.3 million) was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.
During the first half of 2020, we repurchased approximately 4.9 million shares of our common stock for approximately $30.6 million at an average cost of $6.21 per share. As of June 30, 2020, there were no amounts available under our previously-approved share repurchase program.

We anticipate that capital expenditures for property and equipment for the year ending December 31, 2020 will be less than $1 million.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions for the remainder of 2020 and beyond, as of August 6, 2020, the date of this Quarterly Report on Form 10-Q, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months.

Cash from operations could also be affected by various risks and uncertainties, including but not limited to the risks detailed in Part II, Item 1A Risk Factors.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2019. Our principal commitments as of June 30, 2020 consisted of $3.9 million in obligations under operating leases.

On January 31, 2020, we entered into an agreement to lease approximately 5,000 square feet of office space in San Francisco, California. This facility will be used for administrative and headquarter functions. The lease commenced in the first quarter of 2020 and expires in 2022. As of June 30, 2020, the total lease obligation for this lease was $0.5 million.

On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. ("Neato") for the SJ Facility. This sublease commenced in June 2020. We expect to receive approximately $3.0 million in total rent payments under this sublease agreement.

There have been no other material changes in those obligations during the six months ended June 30, 2020.

As of June 30, 2020, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $4.8 million and applicable interest of $29,000. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $97,000.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1. Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

Cash Equivalents and Short-term Investments — We had cash equivalents of $45.6 million as of June 30, 2020, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would not have material impact fair value of our cash equivalents and short-term investments as of June 30, 2020.

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

The balance sheets of our subsidiaries may have monetary assets and liabilities denominated in currencies other than the primary currency of such business. For example, we have a deposit denominated in South Korean Won held in a subsidiary where the primary currency is the Euro. Fluctuations in currency exchange rates will result in foreign currency translation gains and losses, which are included in Interest and other income in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

In addition, the functional currency of our international subsidiaries is U. S. dollars, hence monetary assets and liabilities are remeasured on a periodic basis, any resulting gains or losses statements of the foreign subsidiaries and foreign currency translation gains and losses are included in Interest and other income in our Condensed Consolidated Statements of Operations.

We have no foreign exchange contracts, option contracts, or other foreign currency hedging arrangements, however we may enter into such arrangements in the future.

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited

On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, on behalf of Samsung, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. The first hearing was scheduled for June 27, 2019. The first hearing occurred on June 27, 2019. A second hearing occurred on August 29, 2019. A third hearing occurred on October 31, 2019. A fourth hearing occurred on December 19, 2019. A fifth hearing occurred on April 2, 2020. A sixth hearing occurred on May 14, 2020. A seventh hearing occurred on June 4, 2020. On July 16, 2020, the Korea Administrative Court issued its ruling in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on Samsung should be cancelled with some litigation costs to be borne by the Korean tax authorities. On August 3, 2020, the Korean tax authorities filed a petition of appeal with the Korea High Court indicating the Korean tax authorities’ intent to appeal the decision of the Korea Administrative Court.

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

We believe that there are valid defenses to all of the claims from the Korean tax authorities. We intend to vigorously defend against the claims from the Korean tax authorities. We expect to be reimbursed by Samsung to the extent we ultimately prevail in the appeal in the Korean courts. At March 31, 2019, $6.9 million was recorded as a deposit included in Long-term deposits on our Condensed Consolidated Balance Sheets. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Long-term deposits would be recorded as additional income tax expense on our Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.

Immersion Corporation vs. Samsung (China) Investment Co., Ltd., Huizhou Samsung Electronics Co., Ltd and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. (Fuzhou Intellectual Property Court - Case: Min 01 Min Chu No. 342 (2018))

On March 8, 2018, we filed a complaint against Samsung (China) Investment Co., Ltd. (“Samsung China”), Huizhou Samsung Electronics Co., Ltd. (“Samsung Huizhou”) (together with Samsung China, “Samsung”), and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. in the Fuzhou Intermediate Court in Fuzhou, China alleging that certain Samsung touchscreen phones, including the Galaxy S8, S8+, and Note8, infringe three Immersion Chinese patents. The three patents at issue, covering haptic feedback systems and methods in electronic devices, are Chinese Patent No. ZL02821854.X, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; Chinese Patent No. ZL201210005785.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; and Chinese Patent No. ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”.  Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages.  The Fuzhou Intellectual Property Court accepted the case on March 8, 2018.  Samsung China filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. Samsung Huizhou and Samsung China appealed and the pretrial conference originally scheduled for June 14-15, 2018 was postponed pending a ruling from the Fujian High Court. On September 20, 2018, the Fujian High Court rejected the jurisdictional objection appeals. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou supplemented their petitions in May, and we responded on June 1, 2018. A hearing on the petition for Chinese Patent No. ZL02821854.X occurred on July 18, 2018. Hearings on the petitions for Chinese Patent No. ZL201210005785.2 and Chinese Patent No. ZL201310253562.2 occurred on September 28, 2018. Trial was originally scheduled for November 12, and 14, 2018; the Fuzhou Intellectual Property Court granted Immersion's request to postpone trial but did not set revised dates. The Company and Samsung each submitted evidence for use at trial on or before October 26, 2018. The Patent Reexamination Board of SIPO issued invalidation decisions against Chinese Patent No. ZL02821854.X on November 21, 2018, against Chinese Patent No. ZL201310253562.2 on November 14, 2018, and against Chinese Patent No. ZL201210005785.2 on November 15, 2018, declaring all three Chinese patents invalid. We filed an application to withdraw our complaint from the Fuzhou Intermediate Court on December 10, 2018 and received the ruling that allows Immersion to withdraw the case from the Fuzhou Intermediate Court on December 29, 2018. We pre-registered the appeals against the invalidation decisions with the Beijing IP Court on February 14, 2019. On April 28, 2019, we filed the appeal against the invalidation decisions with the Beijing IP court. On June 6, 2019, SIPO responded to our filing of the appeal with its counterarguments to the arguments set forth in our appeal filing. No hearings have yet been scheduled.

LGE Korean Withholding Tax Matter

On October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korea courts. In the second quarter of 2020, we recorded this deposit as Long-term deposits on our Condensed Consolidated Balance Sheets.

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipate a decision to be rendered on or about October 8, 2020.

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

Company Risks

Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by catastrophic events, such as natural disasters, war, acts of terrorism, pandemics, epidemics, or other public health emergencies, such as the outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by catastrophic events, such as natural disasters, war, acts of terrorism, pandemics, epidemics, or other public health emergencies, such as the outbreak of COVID-19 which is spreading in many countries including the United States, Canada, and other countries in which we operate. The World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures, which has resulted in a significant number of layoffs or furloughs of employees, and/or other negative economic conditions in many of the countries in which we operate. While some governments around the world are easing restrictions designed to help control the spread of the virus, a resurgence of COVID-19 cases (including increased COVID-19 cases in recent months) may cause governments around the world to implement or reinstitute such restrictions.

The COVID-19 pandemic and its resulting economic and other effects could result in significant adverse effects on our customers’ cash flow and their ability to manufacture, distribute and sell products incorporating our touch-enabling technologies. This in turn, may cause our customers to be less able to pay invoices for our royalties or may result in a reduction in the royalties we receive which may be based on the number of units sold or distributed by our customers, which reduction could cause adverse effects on our business, results of operations, financial condition, cash flows and stock price. In addition, any depression or recession resulting from the COVID-19 pandemic may adversely change consumer behavior and demand, including with respect to products sold by our customers, which may result in a significant reduction in our revenue, results of operations, and financial condition.

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

If we are unable to renew our existing licensing arrangements for our patents and other technologies on favorable terms that are consistent with our business objectives, our royalty and license revenue and cash flow could be materially and adversely affected.

Our revenue and cash flow are largely dependent on our ability to renew existing licensing arrangements. If we are unable to obtain renewed licenses on terms consistent with our business objectives or effectively maintain, expand, and support our relationships with our licensees, our licensing revenue and cash flow could decline. In addition, the process of negotiating license arrangements requires significant time, effort and expense. Due to the length of time required to negotiate a license arrangement, there may be delays in the receipt of the associated revenue, which could negatively impact our revenue and cash flow.

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

A significant amount of our revenue is derived from a limited number of customers, and we expect that this will continue to be the case in the future. For example, for the three months ended June 30, 2020, Samsung accounted for a significant amount of our total revenues.

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

We had an accumulated deficit of $124 million as of June 30, 2020 and we may not return to consistent profitability in the future.

As of June 30, 2020, we had an accumulated deficit of $124 million. We need to generate significant ongoing revenues to return to consistent profitability. We will continue to incur expenses as we:

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

Our technologies are complex, and we rely upon our employees to identify new sales and business development opportunities, support and maintain positive relationships with our licensees, enhance existing technologies, and develop new technologies. Accordingly, we need to be able to attract, recruit, integrate, and retain sales, support, marketing, and research and development personnel, including individuals highly specialized in patent licensing and engineering in order to develop and deploy our technologies and to sustain revenue growth.  Competition for talented candidates is intense, especially for individuals with patent licensing, engineering and haptics expertise, and we may not be successful in attracting, integrating, and continuing to motivate such qualified personnel. In this competitive recruiting environment, especially when hiring in Montreal, Canada and Silicon Valley, our compensation packages need to be attractive to the candidates we recruit. However, given the negative effects that COVID-19 may have on our business, as well as the protracted and uncertain nature of our royalty collection practices, it could be difficult to craft compensation plans that will attract and retain salespeople with the skills to secure complex licensing arrangements. In the greater San Francisco Bay Area and Montreal, Canada, candidates and employees view the stock component of compensation as an important factor in deciding both whether to accept an employment opportunity as well as whether to remain in a position at a company. Even if we are able to present robust compensation packages that enable us to attract and recruit new candidates for hire, we may not be able to retain our current executive officers and key employees if the structure of their compensation packages does not provide incentives for them to remain employed by us. For instance, our 2020 Executive Incentive Plan was cancelled and the base salaries of our executive officers were reduced by 10%. In addition, some of our executive officers and key employees hold stock options with exercise prices that may be above the current market price of our common stock or that are largely vested, which could impair our ability to retain their continued services.

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

Additionally, from time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. We have received requests from certain licensees requesting that we reimburse them for certain tax liabilities. For example, on April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities as a result of its determination that withholding taxes should have been withheld from certain payments made from Samsung to Immersion Software Ireland Limited, a request that was arbitrated by a panel of the International Chamber of Commerce. On March 27, 2019, the panel issued a final award. The award ordered us to pay Samsung KRW 7,841,324,165 (approximately $6.9 million as of March 31, 2019), which we paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017; and ordered us to pay Samsung’s cost of the arbitration in the amount of approximately $871,454. In the first quarter of 2019, $6.9 million was recorded as a deposit included in Long-term deposits on our Condensed Consolidated Balance Sheets.  We are currently appealing in the Korean courts, on behalf of Samsung, the imposition of such withholding taxes and penalties.  In the event that the we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Long-term deposits would be recorded as additional income tax expense on our Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.  For additional background on this matter, please see Part II, Item 1 Legal Proceedings.

On October 16, 2017, we received a letter from LGE requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.  Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korea courts. In the second quarter of 2020, we recorded this deposit as Long-term deposits on our Condensed Consolidated Balance Sheets.

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipate a decision to be rendered on or about October 8, 2020.

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

We currently have sales personnel in Japan and Korea who engage customers and prospective customers in those regions. International revenues accounted for approximately 84% of our total revenues in the first six months of 2020. International operations are subject to a number of difficulties, risks, and special costs, including:

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

Our inability to control or influence our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies could result in diminished royalty revenue if our licensees’ efforts fail to generate consumer demand.

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

In addition, we rely on multiple software programmers to design our proprietary products and technologies and we cannot be certain that open source software is not inadvertently incorporated into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open source license, or are intentionally released under an open source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. As a result, our revenues may not grow and could decline.

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

•the impact of COVID-19

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

Any stock repurchase program could affect our stock price and add volatility.

Any repurchases by us pursuant to a stock repurchase program could affect our stock price and add volatility. There can be no assurance that any repurchases will be made under any program, nor is there any assurance that a sufficient number of shares of our common stock will be repurchased to satisfy the market’s expectations. Furthermore, there can be no assurance that any repurchases conducted under any plan will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue any stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.

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

ITEM 6. EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016	8-K	000-27969	3.1	November 4, 2016
3.2	Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4	Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	December 27, 2017
10.1**	Description of Compensation Reductions for Directors and Officers as disclosed in the Company’s Form 8-K filed with the SEC on April 7, 2020	8-K	001-38334	N/A	April 7, 2020
10.2**	Description of Cancellation of the Company’s 2020 Executive Incentive Plan as disclosed in the Company’s Form 8-K filed with the SEC on July 1, 2020	8-K	001-38334	N/A	July 1, 2020
10.3	Sublease, dated March 12, 2020, by and between Immersion Corporation, a Delaware corporation, and Neato Robotics, Inc.	10-Q	001-38334	10.3	May 8, 2020
10.4	First Amendment to Sublease, dated May 1, 2020, by and between Immersion Corporation, a Delaware corporation, and Neato Robotics, Inc.	10-Q	001-38334	10.4	May 8, 2020
31.1	Certification of Ramzi Haidamus, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Ramzi Haidamus, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Aaron Akerman, Interim Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

*
This certification is deemed not filed for purposes of section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, as amended, or the Exchange Act, as amended.

**	Management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

Date:	August 6, 2020	By:	/s/ AARON AKERMAN
Aaron Akerman
Chief Financial Officer and Principal Accounting Officer