Form 10-Q
period 2020-09-30
IMMERSION CORP
filed 2020-11-06
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

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
Not Applicable
(Former name or former address, if changed since last report.)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	IMMR	The NASDAQ Global Select Market

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

Number of shares of common stock outstanding at October 30, 2020 was 26,937,105.

IMMERSION CORPORATION
INDEX

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2020 and 2019	5

	Unaudited Condensed Consolidated Statement of Stockholders' Equity for the Three and Nine Months Ended September 30, 2020 and 2019	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	8

	Unaudited Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	42

Item 6.	Exhibits	61

SIGNATURES		63

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$55,961	$86,478
Short-term investments	—	3,019
Accounts and other receivables	1,366	3,385
Prepaid expenses and other current assets	9,950	14,078
Total current assets	67,277	106,960
Property and equipment, net	242	1,226
Long-term deposits	11,884	7,062
Other assets	8,033	9,600
Total assets	$87,436	$124,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174	$809
Accrued compensation	831	2,844
Other current liabilities	2,252	3,478
Deferred revenue	5,236	4,692
Total current liabilities	8,493	11,823
Long-term deferred revenue	22,424	25,952
Other long-term liabilities	2,505	3,316
Total liabilities	33,422	41,091
Contingencies (Note 10)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 39,058,091 and 38,624,784 shares issued, respectively; 26,914,658 and 31,414,328 shares outstanding, respectively	256,875	253,289
Accumulated other comprehensive income	122	124
Accumulated deficit	(121,250)	(118,565)
Treasury stock at cost: 12,143,433 and 7,210,456 shares, respectively	(81,733)	(51,091)
Total stockholders’ equity	54,014	83,757
Total liabilities and stockholders’ equity	$87,436	$124,848
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Royalty and license	$7,531	$10,549	$19,306	$24,264
Development, services, and other	65	75	215	225
Total revenues	7,596	10,624	19,521	24,489
Costs and expenses:
Cost of revenues	32	62	138	117
Sales and marketing	1,096	1,688	4,067	4,876
Research and development	920	1,933	3,932	6,066
General and administrative	2,963	8,216	14,406	35,359
Total costs and expenses	5,011	11,899	22,543	46,418
Operating income (loss)	2,585	(1,275)	(3,022)	(21,929)
Interest and other income (loss), net	174	(24)	334	1,106
Income (loss) before benefit from (provision for) income taxes	2,759	(1,299)	(2,688)	(20,823)
Benefit from (provision for) income taxes	96	(88)	3	(200)
Net income (loss)	$2,855	$(1,387)	$(2,685)	$(21,023)
Basic net income (loss) per share	$0.11	$(0.04)	$(0.09)	$(0.67)
Shares used in calculating basic net income (loss) per share	26,898	31,711	28,507	31,461
Diluted net income (loss) per share	$0.11	$(0.04)	$(0.09)	$(0.67)
Shares used in calculating diluted net income (loss) per share	27,134	31,711	28,507	31,461

Other comprehensive income (loss)
Change in unrealized gains (loss) on short-term investments	—	(6)	(2)	16
Total other comprehensive income (loss)	—	(6)	(2)	16
Total comprehensive income (loss)	$2,855	$(1,393)	$(2,687)	$(21,007)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at June 30, 2020	39,007,576	$255,446	$122	$(124,105)	12,143,433	$(81,733)	$49,730
Net income				2,855			2,855
Issuance of stock for ESPP purchases	12,394	71					71
Exercise of stock options, net of shares withheld for employee taxes	2,300	19					19
Release of restricted stock units and awards	35,821						—
Stock-based compensation		1,339					1,339
Balances at September 30, 2020	39,058,091	$256,875	$122	$(121,250)	12,143,433	$(81,733)	$54,014

	Three Months Ended September 30, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at June 30, 2019	38,488,327	$250,079	$138	$(118,157)	6,823,147	$(48,350)	$83,710
Net loss				(1,387)			(1,387)
Unrealized gain on available-for-sale securities, net of taxes			(6)				(6)
Issuance of stock for ESPP purchases	8,262	56					56
Exercise of stock options, net of shares withheld for employee taxes	111,333	869					869
Release of restricted stock units and awards	11,000						—
Stock-based compensation		1,187					1,187
Balances at September 30, 2019	38,618,922	$252,191	$132	$(119,544)	6,823,147	$(48,350)	$84,429

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2019	38,624,784	$253,289	$124	$(118,565)	7,210,456	$(51,091)	$83,757
Net loss				(2,685)			(2,685)
Unrealized loss on available-for-sale securities, net of taxes			(2)				(2)
Stock repurchases					4,932,977	(30,642)	(30,642)
Issuance of stock for ESPP purchase	22,556	134					134
Exercise of stock options, net of shares withheld for employee taxes	2,300	19					19
Release of restricted stock units and awards	408,451						—
Stock-based compensation		3,433					3,433
Balances at September 30, 2020	39,058,091	$256,875	$122	$(121,250)	12,143,433	$(81,733)	$54,014

	Nine Months Ended September 30, 2019
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2018	37,652,498	$246,415	$116	$(98,521)	6,823,147	$(48,350)	$99,660
Net loss				(21,023)			(21,023)
Unrealized gain on available-for-sale securities, net of taxes			16				16
Issuance of stock for ESPP purchase	21,741	165					165
Exercise of stock options, net of shares withheld for employee taxes	173,131	1,240					1,240
Release of restricted stock units and awards	771,522						—
Stock-based compensation		4,371					4,371
Balances at September 30, 2019	38,618,892	$252,191	$132	$(119,544)	6,823,147	$(48,350)	$84,429

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by (used in) operating activities:
Net loss	$(2,685)	$(21,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,681	1,265
Stock-based compensation	3,433	4,371
Other	(95)	467
Changes in operating assets and liabilities:
Accounts and other receivables	2,019	(814)
Prepaid expenses and other current assets	4,147	(2,239)
Long-term deposits	(4,889)	(6,533)
Other assets	1,471	(3,993)
Accounts payable	(642)	(1,440)
Accrued compensation	(2,013)	(1,567)
Other current liabilities	(1,465)	(15)
Deferred revenue	(2,984)	(3,312)
Other long-term liabilities	(966)	3,967
Net cash used in operating activities	(2,988)	(30,866)
Cash flows provided by (used in) investing activities:
Purchases of short-term investments	—	(8,930)
Proceeds from maturities of short-term investments	3,000	14,000
Purchases of property and equipment	(40)	(12)
Net cash provided by investing activities	2,960	5,058
Cash flows provided by (used in) financing activities:
Cash paid for purchases of treasury shares	(30,642)	—
Proceeds from issuance of common stock under employee stock purchase plan	134	165
Proceeds from stock options exercises	19	1,240
Net cash provided by (used in) financing activities	(30,489)	1,405
Net decrease in cash and cash equivalents	(30,517)	(24,403)
Cash and cash equivalents:
Beginning of period	86,478	110,988
End of period	$55,961	$86,585
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$65	$104
Supplemental disclosure of non-cash operating, investing, and financing activities:
Release of restricted stock units and awards under company stock plan	$2,801	$7,148
Leased assets obtained in exchange for new operating lease liabilities	$577	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to combat the spread of the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The COVID-19 outbreak and related public health measures have adversely affected workforce, organizations, consumers, economies, and financial markets globally, leading to an economic downturn and increased market volatility.
Our compliance with these containment measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers and suppliers for an extended period of time. To support the health and well-being of our employees, customers and communities, we implemented work-from-home and restricted travel policies in the first quarter of 2020, which are expected to remain in place for the remainder of 2020. In addition, many of our customers are working remotely, which may delay the timing of some orders due to their and our compliance with frequently changing government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate.
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
In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During the three and nine months ended September 30, 2020, we recorded $0.3 million and $0.5 million in government subsidies as a reduction to operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Fixed fee license revenue

We recognize revenue from a fixed fee license agreement when we have satisfied our performance obligations, which typically occurs upon the transfer of rights to our technology upon the execution of the license agreement. However, in certain contracts, we grant a license to our existing patent portfolio at the inception of the license agreement as well as rights to the portfolio as it evolves throughout the contract term. For such arrangements, we have concluded that there are two separate performance obligations:

• Performance Obligation A: to transfer rights to our patent portfolio as it exists when the contract is executed.

• Performance Obligation B: to transfer rights to our patent portfolio as it evolves over the term of the contract, including access to new patent applications that the licensee can benefit from over the term of the contract.

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

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, we make adjustments in the following quarter to true-up revenue to the actual amounts reported by our licensees. During the three months ended September 30, 2020, we recorded a $0.3 million adjustment to increase per-unit royalty revenue. This adjustment represents the difference between the actual per-unit royalty revenue for the three months ended June 30, 2020 as reported by our licensees during the three months ended September 30, 2020 and the estimated per-unit royalty revenue for the three months ended June 30, 2020 that we reported during the quarter.

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

Disaggregated Revenue

The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed fee license revenue	$1,243	$4,115	$3,821	$10,109
Per-Unit royalty revenue	6,288	6,434	15,485	14,155
Total royalty and license revenue	7,531	10,549	19,306	24,264
Development, services, and other revenue	65	75	215	225
Total revenue	$7,596	$10,624	$19,521	$24,489

As of September 30, 2020, we had contract assets of $9.1 million included within Prepaid expenses and other current assets, and $5.3 million included within Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2019, we had contract assets of $13.1 million included within Prepaid expenses and other current assets, and $6.9 million included within Other assets, on the Condensed Consolidated Balance Sheets.

Contract assets decreased by $5.6 million from December 31, 2019 to September 30, 2020, primarily due to actual royalties billed during the nine months ended September 30, 2020.

Contract Revenue

Based on contracts signed and payments received as of September 30, 2020, we expect to recognize $27.6 million in revenue related to Performance Obligation B under our fixed fee license agreements, which is satisfied over time, including $14.5 million over one to three years and $13.1 million over more than three years. Revenue related to Performance Obligation B was $30.6 million as of December 31, 2019.

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

Instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of September 30, 2020 and December 31, 2019, we did not hold any Level 3 instruments.

Financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are classified based on the valuation technique in the table below (in thousands):

	September 30, 2020
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$45,612	$—	$—	$45,612
Total assets at fair value (1)	$45,612	$—	$—	$45,612
(1) The above table excludes $10.3 million of cash held in banks.

	December 31, 2019
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$63,351	$—	$—	$63,351
U.S. Treasury securities	—	3,019	—	3,019
Total assets at fair value (2)	$63,351	$3,019	$—	$66,370
(2) The above table excludes $23.1 million of cash held in banks.

The contractual maturities of our available-for-sale securities on September 30, 2020 and December 31, 2019 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the three and nine months ended September 30, 2020 and the year ended December 31, 2019.

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

We had no short-term investments as of September 30, 2020.

4. BALANCE SHEETS DETAILS

Cash and Cash Equivalents

Our cash and cash equivalent balances were as follows (in thousands):

	September 30, 2020	December 31, 2019
Cash	$10,349	$23,127
Money market funds	45,612	63,351
Cash and cash equivalents	$55,961	$86,478

Accounts and Other Receivables
Accounts and other receivables consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Trade accounts receivable	$846	$2,972
Other receivables	520	413
Accounts and other receivables	$1,366	$3,385

Allowance for credit losses as of September 30, 2020 and December 31, 2019 were not material.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	642	933
Contract assets - current	9,138	13,128
Other current assets	170	17
Prepaid expenses and other current assets	9,950	14,078

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Contract assets - long-term	$5,294	$6,928
Right-of-use ("ROU") assets	2,105	2,202
Deferred tax assets	470	470
Other assets	164	—
Total other assets	$8,033	$9,600

Other Current Liabilities

Other current liabilities are as follows (in thousands):

	September 30, 2020	December 31, 2019
Accrued legal	$124	$1,077
Lease liabilities - current	1,389	1,150
Other current liabilities	739	1,251
Total other current liabilities	$2,252	$3,478

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

A summary of our equity incentive program is as follows (in thousands):

September 30, 2020
Common stock shares available for grant	2,814
Stock options outstanding	1,367
RSAs outstanding	130
RSUs outstanding	1,067

Time-Based Stock Options

The following summarizes activities for the time-based stock options for the nine months ended September 30, 2020 (in thousands except for weighted average exercise price per share and weighted average remaining contractual life data):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	967	$8.55	5.63	$16
Granted	456	$7.58
Exercised	(2)	$8.13
Canceled or expired	(54)	$9.71
Outstanding at September 30, 2020	1,367	$8.18	5.59	$—
Vested and expected to vest at September 30, 2020	1,192	$8.23	5.53	$—
Exercisable at September 30, 2020	393	$8.82	4.61	$—

Aggregate intrinsic value is the difference between the closing price on the last trading day in September 30, 2020 and the exercise price, multiplied by the number of in-the-money stock options.

Restricted Stock Units

The following summarizes RSU activities for the nine months ended September 30, 2020 (in thousands except for weighted average grant date fair value and weighted average remaining contractual life data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	945	$8.81	1.25	$7,020
Granted	515	$5.95
Released	(337)	$8.99
Forfeited	(56)	$8.31
Outstanding at September 30, 2020	1,067	$7.39	1.20	$7,524

Restricted Stock Awards

The following summarizes RSA activities for the nine months ended September 30, 2020 (in thousands except for weighted average grant date fair value and weighted average remaining recognition period):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2019	91	$7.45	0.45
Granted	142	$6.43
Released	(71)	$7.18
Forfeited	(32)	$7.27
Outstanding at September 30, 2020	130	$6.53	0.70

Employee Stock Purchase Plan

Under our 1999 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six months offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the nine months ended September 30, 2020, 22,556 shares were purchased under the ESPP. As of September 30, 2020, 230,881 shares were available for future purchase under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expenses recognized for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$259	$200	$812	$516
RSUs and RSAs	1,065	971	2,583	3,798
Employee stock purchase plan	15	16	38	57
Total	$1,339	$1,187	$3,433	$4,371

Sales and marketing	$205	$207	$593	$700
Research and development	233	234	653	1,054
General and administrative	901	746	2,187	2,617
Total	$1,339	$1,187	$3,433	$4,371

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

The assumptions used to value options granted under our equity incentive program are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020 (1)	2019	2020	2019
Expected life (in years)	N/A	4.3	4.2	4.3
Volatility	N/A	53%	52%	53%
Interest rate	N/A	1.8%	1.0%	1.7%
Dividend yield	N/A	—%	—%	—%
    (1) There were no stock option grants in the three months ended September 30, 2020.

As of September 30, 2020, there were $7.5 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, RSAs and RSUs. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 2.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

6. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On November 1, 2007, our Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of our common stock (the “Stock Repurchase Program”). In addition, on October 22, 2014, the Board authorized another $30.0 million under the Stock Repurchase Program. We may repurchase our common stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require us to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
During the six months ended June 30, 2020, we repurchased approximately 4.9 million for $30.6 million at an average cost of $6.21 per share. As of September 30, 2020, we have no amount available for repurchase under the Stock Repurchase Program. There were no stock repurchases during the three months ended September 30, 2020.

7. INCOME TAXES

Income tax benefit (provision) consisted of the following (in thousands, except for effective tax rate percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) before benefit from (provision for) income taxes	$2,759	$(1,299)	$(2,688)	$(20,823)
Benefit from (provision for) income taxes	96	(88)	3	(200)
Effective tax rate	3.5%	6.8%	(0.1)%	1.0%

The benefit (provisions) income tax for the three months and nine months ended September 30, 2020 resulted primarily from benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. For the three and nine months ended September 30, 2020, we used a year-to-date approach to calculate the effective tax rate. We continue to carry a full valuation allowance on our federal deferred tax assets. As a result, no benefit for losses generated from our U.S. territory was included in the calculation of the year-to-date effective tax rate.
On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). On July 24, 2018, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court that had found certain Treasury regulations related to stock-based compensation to be invalid. On August 7, 2018, the Ninth Circuit withdrew its July 24, 2018 opinion to allow a reconstituted panel to confer on the decision. This reconstituted panel reconsidered the validity of the cost sharing regulations at issue. The regulations at issue require related entities to share the cost of employee stock compensation in order for their cost-sharing arrangements to be classified as “qualified cost-sharing arrangements” and to avoid potential IRS adjustment. On June 7, 2019, the reconstituted panel of the Ninth Circuit upheld the 2018 decision of the Ninth Circuit, concluding stock-based compensation must be included in intercompany cost sharing agreements for the agreements to be classified as “qualified cost-sharing arrangements”. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit which was denied. On February 10, 2020, Altera filed an appeal to the United States Supreme Court (the “Supreme Court”) for review. On June 22, 2020, the Supreme Court refused to hear the Altera case, leaving intact the Ninth Circuit ruling. We had concluded that it was not more-likely-than-not that Altera would prevail with an appeal to the Supreme Court and had made corresponding provisions in previous periods. Accordingly, there was no impact to our condensed consolidated financial statements for the three and nine months ended September 30, 2020 arising from the Supreme Court’s refusal to hear the Altera case.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was passed into law. Among other changes, the Tax Act reduced the US federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. In addition, the Act introduced the Base Erosion and Anti-Abuse Tax (the “BEAT”), which creates a new tax on certain related-party payments. We concluded that we have not met the threshold requirements of the BEAT. On July 9, 2020, the Internal Revenue Service issued final regulations regarding deductions for global intangible low-taxed income (“GILTI”)

and foreign-derived intangible income (“FDII”). On July 9, 2020, the Treasury Department released final regulations ("TD 9901") under IRC Section 250, which allows an annual deduction to a domestic corporation for its foreign-derived intangible income ("FDII") and global intangible low-taxed income ("GILTI") inclusion. The final guidance is not expected to have a material impact on our condensed consolidated financial statements. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of other topics, is expected to be issued. In accordance with ASC 740, we will recognize any effects of the guidance in the period that such guidance is issued.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. We analyzed the provisions of the CARES Act and determined there was no effect on our provision for the three and nine months ended September 30, 2020.

As of September 30, 2020, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $4.5 million and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of September 30, 2020, we had net deferred income tax assets of $0.5 million and deferred income tax liabilities of $0.5 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2000 through the current period.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$2,855	$(1,387)	$(2,685)	$(21,023)
Denominator:
Weighted-average common stock outstanding, basic	26,898	31,711	28,507	31,461
Dilutive effect of potential common shares:
Stock options, RSUs, RSA and ESPP	236	—	—	—
Total shares, diluted	27,134	31,711	28,507	31,461
Basic net income (loss) per share	$0.11	$(0.04)	$(0.09)	$(0.67)
Diluted net income (loss) per share	$0.11	$(0.04)	$(0.09)	$(0.67)

For the three and nine months ended September 30, 2020 and 2019, we had stock options, RSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	1,368	2,011	1,367	2,011
RSUs and RSAs	181	1,040	1,197	1,040
	1,549	3,051	2,564	3,051

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

On January 31, 2020, we entered into an agreement to lease approximately 5,000 square feet of office space in San Francisco, California. This facility is used for administrative functions. The lease commenced in the first quarter of 2020 and expires in 2022. During the three months ended March 31, 2020, we recorded a lease liability of $0.6 million, which represents the present value of the lease payments using an estimated incremental borrowing rate of 3.50%. We also recognized lease right-of-use assets ("ROU") of $0.6 million which represents our right to use an underlying asset for the lease term. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

Below is a summary of our ROU assets and lease liabilities as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	Balance Sheets Classification	September 30, 2020	December 31, 2019
Assets
Right-of-use assets	Other assets	$2,105	$2,202
Liabilities
Operating lease liabilities - current	Other current liabilities	1,389	1,150
Operating lease liabilities - long-term	Other long-term liabilities	2,014	2,664
Total lease liabilities		$3,403	$3,814

During 2019, we began to shift general and administrative, research and development and executive functions and employees from our San Jose, California facility (“SJ Facility”) to our San Francisco, California and Montreal, Canada offices. In the fourth quarter of 2019, we announced our decision to exit the SJ Facility by March 31, 2020. We accelerated the amortization of our SJ Facility leasehold improvements over their remaining estimated life. The SJ Facility leasehold improvements were fully amortized by March 31, 2020.

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

At the commencement date of the sublease, we recognized initial direct costs of $0.3 million. These deferred costs will be amortized over the terms of the sublease payments. As of September 30, 2020, $0.1 million was reported in Prepaid expenses and other current assets and $0.2 million was reported in Other assets on our Condensed Consolidated Balance Sheets.

We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Condensed Consolidated Statements of Operations and Comprehensive Loss over the lease terms. During the three and nine months ended September 30, 2020, and 2019, our net operating lease expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$278	$301	$851	$855
Sublease income	(257)	—	(327)	—
Total lease cost	$21	$301	$524	$855

The table below provides supplemental information related to operating leases for the nine months ended September 30, 2020 (in thousands except for lease term):

Cash paid within operating cash flow	$1,061
Weighted average lease terms	2.3 years
Weighted average discount rate	3.50%

Minimum future lease payment obligations for our operating leases as of September 30, 2020 are as follows (in thousands):

For the Years Ending December 31,
Remainder of 2020	$373
2021	1,499
2022	1,222
2023	453
2024	24
Total	$3,571

Future lease payments as of September 30, 2020 from our sublease agreement are as follows (in thousands):

For the Years Ending December 31,
Remainder of 2020	$257
2021	1,046
2022	1,077
2023	351
Total	$2,731

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

On April 28, 2017, Immersion and Immersion Software Ireland Limited (collectively, “Immersion”) received a letter from Samsung Electronics Co. (“Samsung”) requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, on behalf of Samsung, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. There have been seven hearings with this court beginning on June 27, 2019 and as most recently as June 4, 2020. On July 16, 2020, the Korea Administrative Court issued its ruling in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on Samsung should be canceled with some litigation costs to be borne by the Korean tax authorities. On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court is scheduled for November 11, 2020.

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. There have been five hearings with this court beginning on October 15, 2019 and as most recently as June 9, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled a sixth hearing for November 12, 2020.

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

11. Subsequent Event

Effective November 3, 2020, Ramzi Haidamus departed as the Chief Executive Officer and a member of Immersion’s board of directors. Jared Smith, our Vice President, Worldwide Sales, was appointed as interim Chief Executive Officer on November 3, 2020.

In connection with Mr. Haidamus’ departure, we entered into Separation Agreement and General Release agreement, dated November 3, 2020. Under the terms of this agreement, Mr. Haidamus’ will receive a lump sum cash payment of $472,498, continued health insurance benefits through December 31, 2021 and accelerated vesting of 11,208 outstanding equity awards. In addition, Mr. Haidamus will also receive a lump sum payment of $65,463 in exchange for the release of claims from Mr. Haidamus relating to the Age Discrimination in Employment Act of 1967.

.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “can,” “will,” “places,” “estimates,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and the recognition and components thereof; our costs and expenses; including capital expenditures; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans related to and the impact of current and future litigation; our sublease and the timing and income related thereto; and our stock repurchase program.

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

Any forward-looking statements made by us in this report speak only as of the date of this report, and we do not intend to update these forward-looking statements after the filing of this report, unless required to do so by applicable law. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

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

We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 2,100 issued or pending patents worldwide as of September 30, 2020. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.

We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to combat the spread of the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The COVID-19 outbreak and related public health measures have adversely affected workforces, organizations, consumers, economies, and financial markets globally, leading to an economic downturn and increased market volatility.

Our compliance with these containment measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers and suppliers for an extended period of time. To support the health and well-being of our employees, customers and communities, we implemented work-from-home and restricted travel policies in the first quarter of 2020, which are expected to remain in place until the end of 2020. In addition, many of our customers are working remotely, which may delay the timing of some orders due to their and our compliance with frequently changing government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate.

In response to certain anticipated impacts from the COVID-19 pandemic, we implemented a series of cost reduction initiatives to further preserve financial flexibility. These actions include: reductions of the base salaries and cash compensation of company executives and board members; cancellation and reduction in current year's executive and employee bonus plans; renegotiated professional services fees from third party services providers; relocation of certain positions to lower-cost regions; temporarily suspended company matching of our employee retirement savings plan and taking advantage of the broad-based employer relief provided by the governments.

In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During the three and nine months ended September 30, 2020, we recorded $0.3 million and $0.5 million in government subsidies, respectively, as a reduction to operating expenses in the Condensed Consolidated Statement of Operations.
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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 5, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 6, 2020, for a complete discussion of our other critical accounting policies and estimates.

RESULTS OF OPERATIONS

OVERVIEW

Total revenue for the three months ended September 30, 2020 was $7.6 million, a decrease of $3.0 million, or 29%, compared to $10.6 million for the three months ended September 30, 2019 primarily driven by a $2.9 million or 70%, decrease in fixed fee license revenue.

Total revenue for the nine months ended September 30, 2020 was $19.5 million, a decrease of $5.0 million, or 20%, compared to $24.5 million for the nine months ended September 30, 2019 primarily driven by a $6.3 million or 62%, decrease in fixed fee license revenue partially offset by a $1.3 million, or 9%, increase in per-unit royalty revenue.

Net income for the three months ended September 30, 2020 was $2.9 million, an increase of $4.2 million, or 306%, as compared to a net loss of $1.4 million for the three months ended September 30, 2019. The increase in net income was mainly attributable to a $6.9 million decrease in total operating expenses partially offset by a $3.0 million decrease in total revenue. The decrease in operating expenses consisted of a $0.6 million decrease in Sales and Marketing expense, a $1.0 million decrease in Research and Development expense and a $5.3 million decrease in General and Administrative expense.

Net loss for the nine months ended September 30, 2020 was $2.7 million, an improvement of $18.3 million, or 87%, as compared to a net loss of $21.0 million for the nine months ended September 30, 2019 mainly attributable to a $23.9 million decrease in total operating expenses partially offset by a $5.0 million decrease in total revenue and a $0.8 million decrease in interest and other income (expense). The decrease in operating expenses consisted of a $0.8 million decrease in Sales and Marketing expense, a $2.1 million decrease in Research and Development expense and a $21.0 million decrease in General and Administrative expense.

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Fixed fee license revenue	16%	39%	20%	41%
Per-unit royalty revenue	83	61	79	58
Total royalty and license revenue	99	99	99	99
Development, services, and other revenue	1	1	1	1
Total revenues	100	100	100	100
Costs and expenses:
Cost of revenues	—	1	1	—
Sales and marketing	14	16	21	20
Research and development	12	18	20	25
General and administrative	40	77	74	145
Total costs and expenses	66	112	116	190
Operating income (loss)	34	(12)	(16)	(90)
Interest and other income	2	—	2	5
Income (loss) before benefit from (provision for) income taxes	36	(12)	(14)	(85)
Benefit from (provision for) income taxes	1	(1)	—	(1)
Net income (loss)	37%	(13)%	(14)%	(86)%

REVENUES

Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue are composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

A revenue summary for the three months ended September 30, 2020 and 2019 are as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues:
Fixed fee license revenue	$1,243	$4,115	$(2,872)	(70)%
Per-unit royalty revenue	6,288	6,434	(146)	(2)%
Total royalty and license revenue	7,531	10,549	(3,018)	(29)%
Development, services, and other revenue	65	75	(10)	(13)%
Total revenues	$7,596	$10,624	$(3,028)	(29)%

Royalty and license revenue — Total royalty and license revenue for the three months ended September 30, 2020 decreased $3.0 million, or 29%, from $10.5 million for the three months ended September 30, 2019 to $7.5 million for the three months ended September 30, 2020.

Per-unit royalty revenue decreased by $0.1 million, or 2%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily caused by a $0.6 million decrease in royalties from our automotive royalties partially offset by a $0.5 million increase in our gaming royalties.

Fixed fee license revenue decreased $2.9 million, or 70%, in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a $2.8 million decrease in mobile license revenue.

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

Development, services and other revenue — Development, services, and other revenue was $65,000 for the three months ended September 30, 2020 as compared to the $75,000 the three months ended September 30, 2019.

Geographically, revenues generated in Asia, North America, and Europe for the three months ended September 30, 2020 represented 77%, 14%, and 9%, respectively, of our total revenue as compared to 56%, 35%, and 9%, respectively, for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

A revenue summary for the nine months ended September 30, 2020 and 2019 are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenues:
Fixed fee license revenue	$3,821	$10,109	$(6,288)	(62)%
Per-unit royalty revenue	15,485	14,155	1,330	9%
Total royalty and license revenue	19,306	24,264	(4,958)	(20)%
Development, services, and other revenue	215	225	(10)	(4.4)%
Total revenues	$19,521	$24,489	$(4,968)	(20)%

Royalty and license revenue — Total royalty and license revenue for the nine months ended September 30, 2020 decreased $5.0 million, or 20%, from $24.3 million for the nine months ended September 30, 2019 to $19.3 million for the nine months ended September 30, 2019.

Per-unit royalty revenue increased by $1.3 million, or 9%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily caused by a $3.7 million increase in royalties from our mobility licensees partially offset by a $1.7 million decrease in royalties obtained from our automotive licensees and a $0.6 million decrease in royalty revenue from our gaming licensees. The increase in mobility royalty revenue was due mainly to per-unit royalty agreements entered into during the second and third quarters of 2019. The decrease in automotive royalty revenue was primarily due to lower shipment volume largely attributable to the impact of COVID-19. The decrease in gaming revenue was primarily due the impact of an end of contract adjustment recorded in 2019 as well as lower shipments due to the impact of COVID-19 related economic downturn.

Fixed fee license revenue decreased $6.3 million, or 62%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a $3.8 million decrease in mobility license revenue a $2.0 million decrease in gaming license revenue, and a $0.6 million decrease in automotive license revenue.

We expect royalty and license revenue to continue to be a major component of our future revenue as our technology is included in products and we succeed in our efforts to monetize our IP. Our fixed fee license revenue could fluctuate depending upon the timing of execution of new fixed license fee arrangements under ASC 606.

Development, services and other revenue — Development, services, and other revenue was $0.2 million for each of the nine months ended September 30, 2020 and 2019.

Geographically, revenues generated in Asia, North America, and Europe for the nine months ended September 30, 2020 represented 78%, 15%, and 7%, respectively, of our total revenue as compared to 55%, 36%, and 9%, respectively, for the nine months ended September 30, 2019.

OPERATING EXPENSES

The following tables set forth a summary of our operating expenses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change	% Change
Sales and marketing	$1,096	$1,688	$(592)	(35)%
% of total revenue	14%	16%
Research and development	$920	$1,933	$(1,013)	(52)%
% of total revenue	12%	18%
General and administrative	$2,963	$8,216	$(5,253)	(64)%
% of total revenue	39%	77%

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Sales and marketing	4,067	4,876	(809)	(17)%
% of total revenue	21%	20%
Research and development	3,932	6,066	(2,134)	(35)%
% of total revenue	20%	25%
General and administrative	14,406	35,359	(20,953)	(59)%
% of total revenue	74%	144%

Sales and Marketing — Our sales and marketing expenses are primarily comprised of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and allocation of facilities costs.

Sales and marketing expenses decreased $0.6 million, or 35%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to a $0.4 million decrease in compensation, benefits and other personnel related costs and a $0.1 million decrease in travel costs.

Sales and marketing expenses decreased $0.8 million, or 17%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a $0.7 million decrease in compensation, benefits and other personnel related costs reduction initiatives, $0.1 million decrease in travel costs and a $0.1 million decrease in consulting and outside services, partially offset by a $0.2 million increase in depreciation expense.

The decreases in compensation, benefits and other personnel related costs were primarily due to a lower headcount and decreases in variable compensation largely attributable to the cost reduction initiatives we implemented during 2020. The decreases in travel and consulting costs were mainly attributable to reduced business activities as a result of the COVID-19 pandemic. The increase in depreciation expense in the nine months ended September 30, 2020 compared to the same period in 2019 was primarily attributable to higher depreciation expense in the first quarter of 2020 resulting from the shortening in estimated useful life of the leasehold improvements of the San Jose, California (" SJ Facility").

Research and Development — Our research and development expenses are comprised of employee compensation and benefits, outside services and consulting fees, tooling and supplies, and an allocation of facilities costs.

Research and development expenses decreased $1.0 million, or 52%, for the three months ended September 30, 2020 compared to three months ended September 30, 2019. This decrease was primarily due to a $0.7 million decrease in compensation, benefits and other personnel related costs, a $0.1 million decrease in facilities related costs and a $0.1 million decrease in travel costs.

Research and development expenses decreased $2.1 million, or 35%, for the nine months ended September 30, 2020 compared to nine months ended September 30, 2019 primarily resulting from a $1.6 million decrease in compensation, benefits and other personnel related costs, including a $0.4 million decrease in stock-based compensation, $0.2 million decrease in facilities costs and a $0.2 million decrease in travel costs.

The decrease in compensation, benefits and other personnel related costs was primarily attributable to lower base salaries, a decrease in headcount and a decrease in variable compensation primarily attributable to the completed transition of our research and development function from San Jose, California to Montreal, Canada and the impact of cost reduction initiatives we implemented during 2020. In addition, we recorded a $0.3 million and $0.5 million CEWS subsidy as a reduction to compensation expense in the three and nine months ended September 30, 2020, respectively. The reduction in facilities costs were attributable to lower rent expense following the sublease of the SJ Facility in the second quarter of 2020. The decrease in travel costs were primarily due to reduced business activities during the three and nine months ended September 30, 2020 compared to the same period in 2019 due to the impact of COVID-19 pandemic.

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

General and administrative expenses decreased $5.3 million, or 64%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to a $2.6 million decrease in legal expenses, a $1.2 million decrease in compensation, benefits and other personnel related costs primarily due to a decrease in salary and a reduction in variable compensation costs, a $0.9 million decrease in consulting and professional services and a $0.2 million decrease in facilities and depreciation expenses.

The decrease in legal expense was primarily attributable to a decrease in patent maintenance and prosecution costs as well as reduced activities following litigation settlements in 2019. The decrease in compensation, benefits and other personnel related costs was primarily due to lower salaries, variable compensation and stock-based compensation, driven by the transition of our Accounting, Human Resources, Finance and IT functions from San Jose, California to Montreal, Canada and the impact of the COVID-19 related cost cutting initiatives we implemented in 2020. The decrease in consulting and professional services was due to reductions in accounting and audit fees, consulting and other professional services fees in the three months ended September 30, 2020 compared to the same periods in 2019. The decrease in facilities expense was primarily due to the lower rent expense following the sublease of the SJ Facility in the second quarter of 2020.

General and administrative expenses decreased $21.0 million, or 59%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to a $17.0 million decrease in legal expenses, a $1.8 million decrease in compensation, benefits and other personnel related costs, a $1.7 million decrease in consulting and professional services.

The decrease in legal expense was primarily attributable to reduced activities following litigation settlements in 2019, as well as a decrease in patent maintenance and prosecution costs. The decrease in compensation, benefits and other personnel related costs was primarily due to lower salaries, variable compensation and stock-based compensation, driven by the transition of our Accounting, Human Resources Finance and IT functions from San Jose, California to Montreal, Canada and the impact of the COVID-19 related cost cutting initiatives we implemented in 2020, partially offset by an increase in severance costs. The decrease in consulting and professional services fees was due to decreases in recruitment fees, accounting and audit fees and consulting and other professional fees in the nine months ended September 30, 2020 compared to the same periods in 2019.

We expect our general and administrative expenses to decrease in the future as we achieve targeted reductions in consulting and professional services, and other costs.

INTEREST AND OTHER INCOME (LOSS), NET

Interest and Other Income (Loss), Net — Interest and other income (loss), net consists of interest income from cash equivalents and short-term investments, translation exchange rate gains (losses) and other income.

Interest and other income (loss), net increased $0.2 million during the three months ended September 30, 2020 compared to the same period in 2019 primarily driven by a $0.6 million increase in foreign currency exchange gains partially offset by a $0.4 million decrease in investment earnings on cash equivalents and short-term investments.

Interest and other income (loss), net decreased $0.8 million during the nine months ended September 30, 2020 compared to the same period in 2019 primarily driven by a $1.2 million decrease in investment earnings on cash equivalents and short-term investments partially offset by a $0.2 million increase in other income and $0.2 million decrease in foreign currency exchange loss.

The decrease in investment earnings was primarily due to lower total cash, cash equivalents and short-term investments during the three and nine months ended September 30, 2020 as compared to the same periods in 2019.

BENEFIT FROM (PROVISION FOR) INCOME TAXES

The following table sets forth a summary of our benefit from (provision for) income taxes for the three and nine months ended September 30, 2020 and 2019 (in thousands except for percentages):

	Three Months Ended September 30,
	2020	2019	Change	% Change
Income (loss) before benefit from (provision for) income taxes	$2,759	$(1,299)
Benefit from (provision for) income taxes	96	(88)	$184	(209)%
Effective tax rate	3.5%	6.8%

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Loss before benefit from (provision for) income taxes	$(2,688)	$(20,823)
Benefit from (provision for) income taxes	3	(200)	$203	(102)%
Effective tax rates	(0.1)%	1.0%
.

The benefit from (provision for) income tax for the three months and nine months ended September 30, 2020 resulted primarily from benefits for the reversal of previously recorded foreign tax contingencies due to the expiration of the applicable statutes of limitation. For the three and nine months ended September 30, 2019, we used a year-to-date approach to calculate the effective tax rate. We continue to carry a full valuation allowance on our federal and state deferred tax assets. As a result, no benefit for losses generated from our U.S. territory was included in the calculation of the year-to-date effective tax rate, which was the main reason for the difference between the statutory tax rate and actual effective tax rate. The year-over-year change in provision for income taxes resulted primarily from the change in mix of income from continuing operations across various tax jurisdictions.

On December 22, 2017, the Tax Act was passed into law. Among other changes, the Tax Act introduced the Base Erosion and Anti-Abuse Tax (the “BEAT”), which creates a new tax on certain related-party payments. We concluded that we have not met the threshold requirements of the BEAT. On July 9, 2020, the Internal Revenue Service issued final regulations regarding deductions for global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”). On July 9, 2020, the Treasury Department released final regulations ("TD 9901") under IRC Section 250, which allows an annual deduction to a domestic corporation for its foreign-derived intangible income ("FDII") and global intangible low-taxed income ("GILTI") inclusion. The final guidance is not expected to have a material impact on our consolidated financial statements. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of other topics, is expected to be issued. In accordance with ASC 740, we will recognize any effects of the guidance in the period that such guidance is issued.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. We analyzed the provisions of the CARES Act and determined there was no effect on our provision for the three and nine months ended September 30, 2020.

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

We also maintain liabilities for uncertain tax positions. As of September 30, 2020, we had unrecognized tax benefits under ASC 740 of approximately $4.5 million and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents, and short-term investments consist primarily of money market funds and treasury bills. Our short-term investments are classified as available-for-sale. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

On September 30, 2020, our cash, cash equivalents, and short-term investments totaled $56.0 million, a decrease of $30.5 million from $86.5 million on December 31, 2019.

	Nine Months Ended September 30,
	2020	2019	Change	% Change
Net cash used in operating activities	$(2,988)	$(30,866)	$27,878	(90)%
Net cash provided by investing activities	$2,960	$5,058	$(2,098)	(41)%
Net cash provided by (used in) financing activities	$(30,489)	$1,405	$(31,894)	NM1
(1) Not meaningful.

Operating Activities

Cash used in operating activities primarily consists of net loss, adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $3.0 million during the nine months ended September 30, 2020, a $27.9 million decrease compared the same period in 2019. The decrease in net cash used in operating activities was primarily attributable to a $18.3 million decrease in net loss, a $1.1 million decrease in noncash items and a $10.6 million change in net operating assets and liabilities.

Investing Activities

Our investing activities primarily consist of purchases of and proceeds from maturities of short-term investments and purchases of computer equipment, furniture and leasehold improvements related to facilities expansion.

Net cash provided by investing activities during the nine months ended September 30, 2020 was $3.0 million primarily consisting of proceeds from maturities of short-term investments.

Net cash provided by investing activities during the nine months ended September 30, 2019 was $5.1 million primarily consisting of $14.0 million proceeds from maturities of short-term investments partially offset by a $8.9 million in purchases of short-term investments.

Financing Activities

Our financing activities primarily consist of cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.

Net cash used in financing activities during the nine months ended September 30, 2020 was $30.5 million primarily consisting of $30.6 million in cash paid for stock repurchases partially offset by $0.1 million cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan.

Net cash provided by financing activities during the nine months ended September 30, 2019 was $1.4 million, and consisted of cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan.

Our total cash, cash equivalents, and short-term investments were $56.0 million as of September 30, 2020, of which approximately 15% ($8.4 million) was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

In 2020, we repurchased approximately 4.9 million shares of our common stock for approximately $30.6 million at an average cost of $6.21 per share. As of September 30, 2020, there were no amounts available under our previously-approved share repurchase program.

We anticipate that capital expenditures for property and equipment for the year ending December 31, 2020 will be less than $1 million.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions for the remainder of 2020 and beyond, as of November 5, 2020, the date of this Quarterly Report on Form 10-Q, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months.

Cash from operations could also be affected by various risks and uncertainties, including but not limited to the risks detailed in Part II, Item 1A Risk Factors.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We presented our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2019. Our principal commitments as of September 30, 2020 consisted of $3.6 million in obligations under operating leases.

On January 31, 2020, we entered into an agreement to lease approximately 5,000 square feet of office space in San Francisco, California. This facility will be used for administrative and headquarter functions. The lease commenced in the first quarter of 2020 and expires in 2022. As of September 30, 2020, the total lease obligation for this lease was $0.4 million.

On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. ("Neato") for the SJ Facility. This sublease commenced in June 2020. We expect to receive approximately $3.0 million in total rent payments under this sublease agreement.

There have been no other material changes in those obligations during the nine months ended September 30, 2020.

As of September 30, 2020, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $4.5 million and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0.

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

Cash Equivalents and Short-term Investments — We had cash equivalents of $45.6 million as of September 30, 2020, which are subject to interest rate fluctuations. An increase in interest rates could adversely affect the market value of our cash equivalents and short-term investments. A hypothetical 100 basis point increase in interest rates would not have material impact fair value of our cash equivalents and short-term investments as of September 30, 2020.

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

The balance sheets of our subsidiaries may have monetary assets and liabilities denominated in currencies other than the functional currency of such business. For example, we have a deposit denominated in South Korean Won held in a subsidiary where the functional currency is the USD. Fluctuations in currency exchange rates will result in foreign currency translation gains and losses, which are included in Interest and other income in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2020, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited

On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016.  On July 12, 2017, on behalf of Samsung, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. On July 16, 2020, the Korea Administrative Court issued its ruling in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on Samsung should be cancelled with some litigation costs to be borne by the Korean tax authorities. On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court is scheduled for November 11, 2020..

On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities.  Samsung is requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. On March 27, 2019, we received the final award. The award ordered Immersion to pay Samsung KRW 7,841,324,165 (approximately $6.9 million as of March 31, 2019), which we paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017; and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454, which was paid in 2019.

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We had anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled a sixth hearing for November 12, 2020.

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

ITEM 1A. RISK FACTORS

As previously discussed, our actual results could differ materially from our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to: These and many other factors described in this report could adversely affect our operations, performance and financial condition.

Risk Factor Summary

•Risks related to our business:
◦Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by catastrophic events, such as natural disasters, war, acts of terrorism, pandemics, epidemics, or other public health emergencies, such as the outbreak of COVID-19.

◦If we are unable to renew our existing licensing arrangements for our patents and other technologies on favorable terms that are consistent with our business objectives, our royalty and license revenue and cash flow could be materially and adversely affected.

◦If we are unable to enter into new licensing arrangements for our patents or other technologies (including reference designs, firmware/software or other products) on favorable terms that are consistent with our business objectives, our royalty and license revenue and cash flow could be materially adversely affected.

◦A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.

◦If we fail to protect and enforce our patent rights and other IP rights, our ability to license our technologies and generate revenues could be impaired.

◦Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations or cash flows.

◦Potential patent and litigation reform legislation, potential United States Patent and Trademark Office (“USPTO”) and international patent rule changes, potential legislation affecting mechanisms for patent enforcement and available remedies, and potential changes to the intellectual property rights policies of worldwide standards bodies, as well as rulings in legal proceedings may affect our investments in research and development and our strategies for patent prosecution, licensing and enforcement and could have a material adverse effect on our licensing business as well as our business as a whole.

◦Our licenses with semiconductor and actuator manufacturers may cause confusion as to our licensing model and may prevent us from enforcing our patents based on the patent exhaustion doctrine, the implied license doctrine, or other legal doctrines.

◦We had an accumulated deficit of $121 million as of September 30, 2020 and we may not return to consistent profitability in the future.

◦If we are not able to attract, recruit and retain qualified personnel, we may not be able to effectively develop and deploy our technologies.

◦We have experienced turnover in our senior management and our employee base, which could result in operational and administrative inefficiencies and could hinder the execution of our growth strategy.
◦We may incur greater tax liability than we have provided for or have anticipated and may incur additional tax liability due to certain indemnification agreements with certain licensees, which could adversely affect our financial condition and operating results.

◦We are or may become involved in litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices that are expensive, disruptive and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

◦The terms in our agreements may be construed by our licensees in a manner that is inconsistent with the rights that we have granted to other licensees or in a manner that may require us to incur substantial costs to resolve conflicts over license terms.

◦Our international operations subject us to additional risks and costs.

◦Our failure to comply with complex US and foreign laws and regulations could have a material adverse effect on our operations.

◦We may not be able to continue to derive significant revenues from makers of peripherals for popular video gaming platforms, which could adversely affect our financial condition and operating results.

◦Because we have a fixed payment license with Microsoft, our royalty revenue from licensing in the gaming market and other consumer markets has previously declined and may further do so if Microsoft increases its volume of sales of touch-enabled products at the expense of our other licensees.

◦Automobiles incorporating our touch-enabling technologies are subject to lengthy product development periods, making it difficult to predict when and whether we will receive royalties for these product types.

◦Our inability to control or influence our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies could result in diminished royalty revenue if our licensees’ efforts fail to generate consumer demand.

◦Our business may suffer if third parties assert that we violate their IP rights.

◦Our business and operations could suffer in the event of any actual or perceived security breaches.

◦The rejection of our haptic technology by standards-setting organizations, or failure of the standards-setting organization to develop timely commercially viable standards may negatively impact our business.

◦Entrance into the highly competitive and fragmented sexual wellness market may adversely impact our financial results.

◦If we are unable to develop open source compliant products, our ability to license our technologies and generate revenues may be impaired.

◦Our business depends in part on access to third-party platforms and technologies. If such access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change, our business and operating results could be adversely affected.

◦The uncertain economic and political environment could reduce our revenues and could have an adverse effect on our financial condition and results of operations.

◦Our technologies are complex and may contain undetected errors, which could harm our reputation and future sales.

◦If we fail to adequately protect personal information or other information we process or maintain, our business, financial condition and operating results could be adversely affected.

◦If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

•Risks related to investing in our common stock:

◦Our quarterly revenues and operating results are volatile, and if our future results are below the expectations of public market analysts or investors, the price of our common stock is likely to decline.

◦Our stock price may fluctuate regardless of our performance.

◦Any stock repurchase program could affect our stock price and add volatility.

◦Changes in financial accounting standards or policies may affect our reported financial condition or results of operations and, in certain cases, could cause a decline and/or fluctuation in the price of our common stock.

◦Our business is subject to changing regulations regarding corporate governance and other compliance areas that will increase both our costs and the risk of noncompliance.

◦Provisions in our charter documents and Delaware law could prevent or delay a change in control, which could reduce the market price of our common stock.

The factors summarized above should be read in connection with the detailed descriptions below. These and many other factors described in this report could adversely affect our operations, performance and financial condition.

Company Risks

Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by catastrophic events, such as natural disasters, war, acts of terrorism, pandemics, epidemics, or other public health emergencies, such as the outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by catastrophic events, such as natural disasters, war, acts of terrorism, pandemics, epidemics, or other public health emergencies, such as the outbreak of COVID-19, which has spread throughout the United States, Canada, and much of the rest of the world. The World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures, which has resulted in a significant number of layoffs or furloughs of employees, and/or other negative economic conditions in many of the countries in which we operate. While some governments around the world are easing restrictions designed to help control the spread of the virus, a resurgence of COVID-19 cases may cause governments around the world to implement or reinstitute such restrictions. The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted.

The COVID-19 pandemic and its resulting economic and other effects could result in significant adverse effects on our customers’ cash flow and their ability to manufacture, distribute and sell products incorporating our touch-enabling technologies. This in turn, may cause our customers to be less able to pay invoices for our royalties or may result in a reduction in the royalties we earn which are often based on the number of units sold or distributed by our customers, which reduction could cause adverse effects on our business, results of operations, financial condition, cash flows and stock price. In addition, any depression or recession resulting from the COVID-19 pandemic may adversely change consumer behavior and demand, including with respect to products sold by our customers, which may result in a significant reduction in our revenue, results of operations, and financial condition.

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

A significant amount of our revenue is derived from a limited number of customers, and we expect that this will continue to be the case in the future. For example, for the three months ended September 30, 2020, Samsung accounted for a significant amount of our total revenues.

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

We had an accumulated deficit of $121 million as of September 30, 2020, and we may not return to consistent profitability in the future.

As of September 30, 2020, we had an accumulated deficit of $121 million. We need to generate significant ongoing revenues to return to consistent profitability. Among other ongoing expenses, we may continue to incur expenses related to:

•sales and marketing efforts;

•research and development activities;

•the protection and enforcement of our IP; and

•litigation.

If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, we may not return to profitability.

If we are not able to attract, recruit and retain qualified personnel, we may not be able to effectively develop and deploy our technologies.

Our technologies are complex, and we rely upon our employees to identify new sales and business development opportunities, support and maintain positive relationships with our licensees, enhance existing technologies, and develop new technologies. Accordingly, we need to be able to attract, recruit, integrate, and retain sales, support, marketing, and research and development personnel, including individuals highly specialized in patent licensing and engineering in order to develop and deploy our technologies and to sustain revenue growth.  Competition for talented candidates is intense, especially for individuals with patent licensing, engineering and haptics expertise, and we may not be successful in attracting, integrating, and continuing to motivate such qualified personnel. In this competitive recruiting environment, especially when hiring in Montreal, Canada and the greater San Francisco Bay Area, our compensation packages need to be attractive to the candidates we recruit. However, given the negative effects that COVID-19 may have on our business, as well as the protracted and uncertain nature of our royalty collection practices, it could be difficult to craft compensation plans that will attract and retain salespeople with the skills to secure complex licensing arrangements. In Montreal, Canada, and the greater San Francisco Bay Area, candidates and employees view the stock component of compensation as an important factor in deciding both whether to accept an employment opportunity as well as whether to remain in a position at a company. Even if we are able to present robust compensation packages that enable us to attract and recruit new candidates for hire, we may not be able to retain our current executive officers and key employees if the structure of their compensation packages does not provide incentives for them to remain employed by us. For instance, our 2020 Executive Incentive Plan was cancelled and the base salaries of our executive officers were reduced by 10%. In addition, some of our executive officers and key employees hold stock options with exercise prices that may be above the current market price of our common stock or that are largely vested, which could impair our ability to retain their continued services.

We have experienced turnover in our senior management and our employee base, which could result in operational and administrative inefficiencies and could hinder the execution of our growth strategy.

We have experienced turnover in our senior management. For example, on November 3, 2020, Ramzi Haidamus departed as our Chief Executive Officer and a member of our board of directors, and Jared Smith, our Vice President, Worldwide Sales, was appointed as interim Chief Executive Officer. Lack of management continuity could harm our customer relationships, delay product development processes, adversely affect our ability to successfully execute our growth strategy, result in operational and administrative inefficiencies and added costs, and could impede our ability to recruit new talented individuals to senior management positions, which could adversely impact our results of operations, stock price and customer relationships. Our success largely depends on our ability to integrate any new senior management within our organization in order to achieve our operating objectives, and changes in other key positions may affect our financial performance and results of operations as new members of management become familiar with our business. General employee turnover also presents risks discussed in this paragraph.

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled a sixth hearing for November 12, 2020. For additional background on this matter, please see Part II, Item 1 Legal Proceedings.

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

We are or may become involved in litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices that are expensive, disruptive and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

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

We currently have sales personnel in Japan and Korea who engage customers and prospective customers in those regions. International revenues accounted for approximately 85% of our total revenues in the first nine months of 2020. International operations are subject to a number of difficulties, risks, and special costs, including:

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

Our international operations could also increase our exposure to foreign and international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation, differing or inconsistent government interpretation, and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business internationally. Our international operations could also increase our exposure to complex international tax rules and regulations. Changes in, or interpretations of, tax rules and regulations may adversely affect our income tax provision. In addition, our operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments by our employees, vendors, or agents.

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

Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license (including sublicense rights) to our worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by our patents. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft, including with respect to Microsoft’s Xbox Series X gaming product or any other haptic-related product that Microsoft produces or sells. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile devices, tablets, personal computers, and VR and augmented reality (or AR). Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than some of our other licensees from whom, unlike with respect to Microsoft, we are able to collect royalty payments. In the event that Microsoft increases its share of these markets relative to companies from whom we are not precluded from collecting royalty payments, our royalty revenue from other licensees in these market segments may decline.

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

Further, our revenues in the automotive market depend in large part on the number of haptic touch interfaces that are incorporated into vehicles. The COVID-19 pandemic, and its resulting economic and other impacts, have caused and may in the future cause significant adverse effects on our customers’ ability to manufacture, distribute and sell products incorporating our touch-enabling technologies.  While we believe that the automotive market provides opportunities for growth for us, especially if haptic touch interfaces are adopted in more mid-tier and entry-tier vehicles, we are unable to accurately predict the full impact that COVID-19 will have on the number of vehicles sold by our customers that incorporate haptic touch interfaces. However, if such opportunities fail to materialize and/or if less haptic touch interfaces are sold in the future, it may have a material and adverse effect on our business, financial position, results of operations or cash flows.

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

Our business involves the storage and transmission of customers’ proprietary and confidential information, including information that may be personal information, and other data. In addition, we collect, use and maintain our own confidential and proprietary business information, including information that may be personal information, and maintain intellectual property internally on our systems. Computer malware, cyberattacks and other threats and methods used to gain unauthorized access to our information technology networks and systems have become more prevalent and sophisticated. These threats and attempts, which may be related to industrial or other espionage, could include covertly introducing malware such as viruses, worms and other malicious software programs to our computers and networks, impersonating authorized users, and fraudulently inducing employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data, among other possible methods of security breach. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate protective measures.

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

As part of our strategy, we entered the sexual wellness market. As a new market entrant, our competitors may have significant competitive advantages over us, including longer operating histories, larger and broader customer bases, more established relationships with a broader set of suppliers, and greater brand recognition. In addition, the sexual wellness market vertical is highly fragmented, which may lead to unexpected challenges and expenses in licensing our technology. These factors could cause our entrance into the sexual wellness market to negatively impact our financial results. In addition, the sexual wellness market vertical we intend to license into may subject us to obscenity or other legal claims by third parties for which our financial position and results of operations could be harmed.

If we are unable to develop open source compliant products, our ability to license our technologies and generate revenues may be impaired.

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

Any failure to provide high quality and reliable technologies, whether caused by our own failure or failures of our suppliers or customers, could damage our reputation and reduce demand for our technologies. Our technologies have in the past contained, and may in the future contain, undetected errors or defects. These errors or defects may increase as our technologies are introduced into new devices, markets and applications, including the automotive market and the sexual wellness market, or as new versions are released. Some errors in our technologies may only be discovered after a customer’s product incorporating our technologies has been shipped to customers. Undiscovered vulnerabilities in our technologies or products could expose our customers to hackers or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attach to our products or technologies. Any errors or defects discovered in our technologies after commercial release could result in product recalls, loss of revenue, loss of customers, and increased service and warranty costs, any of which could adversely affect our business.

If we fail to adequately protect personal information or other information we process or maintain, our business, financial condition and operating results could be adversely affected.

A wide variety of state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other information. Evolving and changing definitions of personal data and personal information within the European Union (“EU”), the U.S., and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. For example, it may be more difficult for us to share data with commercial partners, conduct research, or market to customers. Heightened compliance requirements may lead to increased administrative expenses. Data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

For example, the EU General Data Protection Regulation (“GDPR”), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective EU data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the European Economic Area (“EEA”) to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We rely on the Swiss-U.S. Privacy Shield programs, and the use of Standard Contractual Clauses (“SCCs”) approved by the EU Commission, to legitimize these transfers. Previously, we relied on the EU-U.S. Privacy Shield framework to legitimize transfers of personal data from the EEA to the United States. However, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework. This decision may increase our costs and limit our ability to process personal data from the European Union. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, SCCs, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Privacy Shield and the SCCs. This CJEU decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices to be challenged and may otherwise adversely impact our business, financial condition and operating results.

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

In 2018, California enacted the California Consumer Privacy Act (“CCPA”), legislation that, among other things, requires covered companies to provide new disclosures to California consumers and affords such consumers new abilities to opt-out of certain sales of personal information. The CCPA has been amended on multiple occasions and is the subject of proposed regulations of the California Attorney General that were released on October 10, 2019. While the CCPA went into effect on January 1, 2020, aspects of the legislation and its interpretation remain unclear at this time. We therefore cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Other privacy bills have been introduced at both the state and federal levels, and certain international territories are also imposing new or expanded privacy obligations.

In addition, ballot initiatives may also impose new or expanded privacy obligations. For example, California voters appear to have passed Proposition 24, also known as the California Privacy Rights and Enforcement Act of 2020, a November 2020 ballot measure that, among other effects, expands or amends the provisions of the CCPA, allows consumers to direct businesses to not share their personal information, removes the time period in which businesses can fix violations before being penalized, and creates the California Privacy Protection Agency to enforce the state’s consumer data privacy laws.

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

ITEM 6. EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016	8-K	000-27969	3.1	November 4, 2016
3.2	Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3	Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4	Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	December 27, 2017
10.1**	Amendment No. 1 to Employment Agreement, dated February 27, 2020, between Immersion Corporation and Ramzi Haidamus					X
10.2**	Amendment No. 2 to Employment Agreement, dated June 25, 2020, between Immersion Corporation and Ramzi Haidamus					X
10.3**
Form of Amendment No. 1 to Retention and Ownership Change Event Agreement with each of its executive officers (other than Ramzi Form of Amendment No. 1 to Retention and Ownership Change Event Agreement with each of its executive officers (other than Ramzi Haidamus))
X
31.1	Certification of Jared Smith, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Jared Smith, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Report Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Label Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

*	This certification is deemed not filed for purposes of section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, as amended, or the Exchange Act, as amended.
**	Constitutes a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

Date:	November 5, 2020	By:	/s/ AARON AKERMAN
Aaron Akerman
Chief Financial Officer and Principal Accounting Officer