Form 10-K
period 2020-12-31
IMMERSION CORP
filed 2021-03-05
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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

50 Rio Robles, San Jose, CA 95134
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X ]	Smaller reporting company	[X ]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]  No [X]
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $80,883,149 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding on February 26, 2021 is 30,088,019.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and Delinquent Section 16(a) Reports (if any)), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference portions of the Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

IMMERSION CORPORATION
2020 FORM 10-K ANNUAL REPORT

Forward-looking Statements
In addition to historical information this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “can,” “will,” “places,” “estimates,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and the recognition and components thereof; our costs and expenses; including capital expenditures; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans related to and the impact of current and future litigation; our sublease and the timing and income related thereto; and our stock repurchase program.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A of this report, “Risk Factors,” before deciding whether to invest in our company.
•Risks related to our business:
▪Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by catastrophic events, such as pandemics, or other public health emergencies, such as COVID-19, or by the uncertain economic and political environment in geographies in which we operate.

▪Our business could be materially and adversely affected if we are unable to enter into new licensing arrangements (or renew existing licenses) on favorable terms. In addition, a limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.

▪If we fail to protect and enforce our patent rights and other IP rights, our ability to license our technologies and generate revenues could be impaired.

▪Our failure to develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business.

▪Potential changes in patent and litigation legislation, regulations and enforcement, as well as rulings in legal proceedings could have a material adverse effect on our licensing business as well as our business as a whole.

▪If we are not able to attract, recruit and retain qualified personnel, we may not be able to effectively develop and deploy our technologies. In addition, we have experienced turnover in our senior management and our employee base, which could result in operational and administrative inefficiencies and could hinder the execution of our growth strategy.

▪We are or may become involved in litigation to enforce our IP rights (or defend against assertions that we violate a third party’s IP), or resolve conflicts over license terms in our license agreements, and the costs thereof could adversely affect our business.

▪Our licenses with component manufacturers may cause confusion as to our licensing model and may prevent us from enforcing our patents based on the patent exhaustion doctrine, or other legal doctrines.

▪We may not return to consistent profitability in the future.

▪We may incur greater tax liability than anticipated which could adversely affect our financial condition and operating results.

▪Our international operations subject us to risks and costs, and our failure to comply with complex U.S. or foreign laws could have a material adverse effect on our operations.

▪We may not be able to continue to derive significant revenues from gaming peripheral makers for various reasons, including as a result of our fixed payment license with Microsoft, which could adversely affect our financial condition and operating results.

▪Automobiles incorporating our technologies are subject to lengthy development periods, making it difficult to predict when and whether we will receive royalties for these product types.

▪If our licensees’ efforts fail to generate consumer demand, our revenue may be adversely affected.

▪Our business and operations could suffer in the event of any actual or perceived security breaches, including breaches that compromise personal information.

▪The rejection of our haptic technology by standards-setting organizations, or failure of the standards-setting organization to develop timely commercially viable standards may negatively impact our business.

▪If we are unable to develop open-source compliant products (or our products contain undetected errors), our ability to license our technologies and generate revenues may be impaired.

▪Our business depends in part on access to third-party platforms and technologies. If such access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change, our business and operating results could be adversely affected.

▪If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business and our stock price.

▪Entrance into the highly competitive and fragmented sexual wellness market may adversely impact our financial results.

•Risks related to investing in our common stock:
▪Our quarterly revenues and operating results are volatile, and if our future results are below expectations, the price of our common stock is likely to decline. Our stock price may fluctuate regardless of our performance.

▪Future sales of our equity could result in significant dilution to our existing stockholders and depress the market price of our common stock. In addition, we will have broad discretion as to the use of proceeds from the “at the market” offering that we announced in February 2021, and we may not use the proceeds effectively.

▪We may elect to purchase digital or alternative currencies as part of our capital allocation or investment strategy; and if we determine to purchase digital or alternative currencies such as bitcoin and other cryptocurrencies, our financial results and the market price of our common stock may be affected by the price of these alternative investments, which may be highly volatile.

▪We may engage in the acquisition of other companies or other investments outside of our current line of business, which may have an adverse material effect on our existing business.

▪Any stock repurchase program could affect our stock price and add volatility.

▪Changes in financial accounting standards or policies may affect our reported financial condition or results of operations.

▪Our business is subject to changing regulations regarding corporate governance and other compliance areas that will increase both our costs and the risk of noncompliance. Further, provisions in our charter documents and Delaware law could prevent or delay a change in control, which could reduce the market price of our common stock.

PART I
Item 1.   Business
Overview
Immersion Corporation (the “Company”, “Immersion”, “we”, or “us”) is a premier licensing company focused on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch to engage with products and experience the digital world around them. We are one of the leading experts in haptics, and our focus on innovation allows us to deliver world-class intellectual property (“IP”) and technology that enables the creation of products that delight end users. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized. Our primary business is currently in the mobility, gaming, and automotive markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including entertainment, social content, virtual and augmented reality, sexual wellness and wearables, as well as residential, commercial, and industrial Internet of Things. In recent years, we have seen a trend towards broad market adoption of haptic technology. As other companies follow our leadership in recognizing how important tactile feedback can be in people’s digital lives, we expect the opportunity to license our IP and technologies will continue to expand.
We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 1,900 issued or pending patents worldwide as of December 31, 2020. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.
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

Our Offerings
We provide enabling technology, IP and haptic expertise to our customers through a variety of different offerings, including technology licenses, patent licenses, and combined licenses that cover both technology and patents. In most cases, our technology licenses include services, reference designs, and/or software development kits (“SDKs”), as well as licenses to our patents to the extent necessary to implement the licensed software, with the specific rights and restrictions to the applicable patents described in the license agreements. When we offer patent licenses, we generally provide the customer with a defined right to use our patented innovations in its own products, subject to limitations by specific field of use and other restrictions.
Our agreements are typically structured with fixed, variable or a mix of fixed and variable royalty and/or license payments over certain defined periods, as well as, in certain cases, fees for support or other services.
Technology and Engineering Offerings
We generally license our technology through integrated licensing kit offerings that may include tools, software, firmware, reference designs, and related documentation to enable development and deployment of advanced haptic experiences in consumer devices and applications. Our offerings include:
Reference Designs: We offer reference designs for customers to use for technology evaluation and product development purposes. Our designs include documentation and materials that designers, engineers, and system integrators may utilize to integrate advanced haptics into existing or new products and applications.
Software and firmware: We offer software and firmware for OEMs and supply chain partners to integrated advanced haptic capabilities and optimize system performance. Our SDKs consist of tools, integration software and effect libraries that allow for the design, encoding and playback of tactile effects. The SDKs offer high-fidelity tactile effects to augment and enhance content, while ensuring quality playback within consumer devices. Our firmware is designed to optimize control and performance of haptic system hardware.
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

Patent Licenses
Through more than 26 years of innovative research, development and business activity, we have built a far-reaching and deep portfolio of patents covering many of the foundational aspects and commercial applications of haptic technology. We have implemented formal policies and procedures governing how we create, protect and maintain our IP assets, and we devote substantial resources to ensure that our IP coverage of the haptic landscape is as comprehensive as possible. We continue to pursue intellectual property that aligns with our business strategy while efficiently managing our patent prosecution and maintenance costs. Our portfolio now includes more than 1,900 worldwide issued or pending patents, which support our TouchSense offerings, protect our business activities and prospects, and represent an important independent licensing and revenue channel for us. We believe that our IP is relevant to many of the most important ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.
Markets
Mobile Communications, Wearables, and Consumer Electronics: We offer haptic expertise to Original Equipment Manufacturers (‘OEM”) in the mobile, gaming, and related consumer electronics markets.
Our licensees currently include some of the top makers of mobile devices in the world, including Apple, LG Electronics, Google, Sony, Samsung, Panasonic, as well as integrated circuit manufacturers such as Awinic and Dongwoon.
Revenue generated from OEMs and integrated circuit customers in the mobile communications market, as a percentage of our total revenue, in 2020 and 2019, were 69% and 63%, respectively, of our total revenue.
Automotive: We offer patent licenses and assistance such as reference designs, prototypes and enablement services to automotive makers and suppliers. Our current licensees include ALPS Electric Co., Continental, Bosch, Preh, Panasonic Automotive Systems, Mobase Electronics (formerly Seoyon Electronics) and Tokai Rika.
Revenue generated from automotive customers, as a percentage of our total revenue, in 2020 and 2019, were 15% and 21%, respectively.
Console and PC Gaming: We have licensed our patents directly to Microsoft, Sony and Nintendo for use in their console gaming products. Additionally, we have licensed our patents to third party gaming peripheral manufacturers and distributors for use in spinning mass and force feedback devices such as controllers, steering wheels and joysticks, to be used with PC platforms running on Microsoft Windows and other operating systems, as well as in connection with video game consoles made by Microsoft, Sony, Nintendo and others. Our PC gaming licensees include Guillemot, Microsoft, and Razer. We will not receive any further royalties from Microsoft under our current agreement with Microsoft, including with respect to Microsoft’s gaming products or any other haptic-related product that Microsoft produces or sells.
Revenue generated from customers in the PC and console gaming market or gaming devices market, as a percentage of our total revenue, in 2020 and 2019, were 15% and 16%, respectively.
Other: We offer patent licenses to the medical, adult and other markets. Our current licensees include Feel Robotics, Stanley, CAE Healthcare and Laerdal Medical A/S.
Revenue generated from other customers, as a percentage of our total revenue, in 2020 and 2019 were not material.
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

Additional information about significant customers is incorporated herein by reference to Note 12. Segment Reporting, Geographic Information, and Significant Customers of the Notes to Consolidated Financial Statement in Item 8. Financial Statements and Supplementary Data.
Competition
Our biggest source of competition derives from decisions made by internal design groups at our OEM, haptic integrated circuit manufacturer, and other customers, as well as potential customers. Our strong patent position generally makes us unique in the market in that we may lose a software licensing opportunity, for example, to a competitor or in-house team but still secure a patent license when haptics are used.
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

Research and Development
Our success depends on our ability to continue to invent and improve our technologies in a timely manner; to design and develop software to meet specifications based on research and our understanding of customer needs and expectations; to offer tools and technology that enable high-quality, end-to-end haptic experiences, from the time of creation to the time of playback; and to collaborate with our licensees who are integrating our technologies into theirs. For the years ended December 31, 2020, and 2019, our research and development expenses were $5.0 million and $7.8 million, respectively.
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
As of December 31, 2020, we and our wholly owned subsidiaries had more than 1,900 currently issued or pending patents worldwide that cover various aspects of our technologies. The duration of our issued patents is determined by the laws of the country of issuance and is typically 20 years from the effective date of filing of the patent application resulting in the patent.
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
Employees
As of December 31, 2020, we had 54 full-time employees located in 6 countries. Of these, 46, or 85%, were located in the United States and Canada.
We rely on the skills and talent of our employees to successfully execute our strategy through ongoing innovation, licensing activities, and collaboration with customers and partners to ensure that high-quality tactile experiences are brought to market. Accordingly, we seek to hire and retain employees with world class haptic expertise, as well as the executive management and operating personnel required to successfully execute our business strategies. To attract these high caliber employees, we have created an environment and culture that fosters and supports research, development, and innovation in breakthrough technologies with significant opportunities for broad industry adoption through licensing, supported by competitive compensation, including with respect to our equity incentive program and patent compensation program. We believe we have created a compelling company for inventive and entrepreneurial technology professionals who are able to work within our collaborative and supportive corporate environment to innovate and execute on our opportunities and to drive strong growth.

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
•difficulties in persuading existing licensees who compensate us for including our software in certain of their touch-enabled products to also license and compensate us for our patents that cover other touch-enabled products of theirs that do not include our software; and
•inability of current licensees to ship certain devices if they are involved in IP infringement claims by third parties that ultimately prevent them from shipping products or that impose substantial royalties on their products.
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
A significant amount of our revenue is derived from a limited number of customers, and we expect that this will continue to be the case in the future. For example, for the year ended December 31, 2020, Samsung accounted for a significant amount of our total revenues.
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
Our technologies are complex, and we rely upon our employees to identify new sales and business development opportunities, support and maintain positive relationships with our licensees, enhance existing technologies, and develop new technologies. Accordingly, we need to be able to attract, recruit, integrate, and retain sales, support, marketing, and research and development personnel, including individuals highly specialized in patent licensing and engineering in order to develop and deploy our technologies and to sustain revenue growth. Competition for talented candidates is intense, especially for individuals with patent licensing, engineering and haptics expertise, and we may not be successful in attracting, integrating, and continuing to motivate such qualified personnel. In this competitive recruiting environment, especially when hiring in Montreal, Canada and the greater San Francisco Bay Area, our compensation packages need to be attractive to the candidates we recruit. However, given the negative effects that COVID-19 may have on our business as well as potential volatility in our quarterly revenues, it could be difficult to craft compensation plans that will attract and retain salespeople with the skills to secure complex licensing arrangements. In Montreal, Canada, and the greater San Francisco Bay Area, candidates and employees view the stock component of compensation as an important factor in deciding both whether to accept an employment opportunity as well as whether to remain in a position at a company. Even if we are able to present robust compensation packages that enable us to attract and recruit new candidates for hire, we may not be able to retain our current executive officers and key employees if the structure of their compensation packages does not provide incentives for them to remain employed by us. For instance, our 2020 Executive Incentive Plan was cancelled and the base salaries of our executive officers were reduced by 10%.
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
If we believe that a third party is required, but has declined, to license our intellectual property in order to manufacture, sell, offer for sale, import or use products, we have in the past and may in the future commence legal or administrative action against such third party. In some cases, we have and may become party to legal proceedings in which we are adverse to companies that have significantly greater financial resources than us. For example, we had previously initiated patent infringement litigation against Samsung and Motorola. We anticipate that currently pending and any future legal proceedings will continue to be costly, especially in cases where our adverse parties have access to relatively more significant resources. Since there can be no assurance that we will be successful or be able to recover the costs we incur in connection with the legal proceedings (including outside counsel fees), as we incur additional legal costs, the cash available for other parts of our business may decrease. In addition, litigation could lead to counterclaims, adverse rulings affecting our patents, and could harm our relationship with our customers and potential customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may choose not to adopt our technologies. Although protecting our intellectual property is a fundamental part of our business, at times, our legal proceedings have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions and other aspects of our business. As a result, until such time as it is resolved or concluded, litigation, arbitration and administrative proceedings could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Part I Item 3 Legal Proceedings.
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
We had an accumulated deficit of $113.2 million as of December 31, 2020, and we may not return to consistent profitability in the future.
As of December 31, 2020, we had an accumulated deficit of $113.2 million. We need to generate significant ongoing revenues to return to consistent profitability. Among other ongoing expenses, we may continue to incur expenses related to:
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
We began a reorganization of our corporate organization in 2019 in order to address changing international tax laws and to re-align our corporate structure with the evolving nature of our international business activities. As a result of this reorganization, we have maintained our overall effective tax rate through changes in how we develop and use our intellectual property and changes in the structure of our international sales operations, including by entering into intercompany arrangements. There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the restructuring or the tax position that we take.
Our tax rate is dependent on our ability to operate our business in a manner consistent with the reorganization of our corporate organization and applicable tax provisions, as well as on our achieving our forecasted revenue growth rates. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure, or we do not operate our business consistent with the intended reorganization and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the reorganization and our future operating results and financial condition may be negatively impacted. In addition, future changes to U.S. or non-U.S. tax laws, including legislation to reform U.S. or other countries’ taxation of the organization.
Additionally, from time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. We have received requests from certain licensees requesting that we reimburse them for certain tax liabilities. For example, on April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities as a result of its determination that withholding taxes should have been withheld from certain payments made from Samsung to Immersion Software Ireland Limited, a request that was arbitrated by a panel of the International Chamber of Commerce. On March 27, 2019, the panel issued a final award. The award ordered us to pay Samsung KRW 7,841,324,165 (approximately $6.9 million as of March 31, 2019), which we paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017; and ordered us to pay Samsung’s cost of the arbitration in the amount of approximately $871,454. In the first quarter of 2019, $6.9 million was recorded as a deposit included in Long-term deposits on our Condensed Consolidated Balance Sheets. We are currently appealing in the Korean courts, on behalf of Samsung, the imposition of such withholding taxes and penalties. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Long-term deposits would be recorded as additional income tax expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail. For additional background on this matter, please see Part I, Item 3 Legal Proceedings.
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
In the event that we do not ultimately prevail in our appeal in the Korean courts, any payments to LGE with respect to withholding tax imposed on LGE by the Korean tax authorities as described in the previous paragraph would be recorded as additional income tax expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.

In the event that it is determined that we are obligated to further indemnify Samsung and/or LGE for such withholding taxes imposed by the Korean tax authorities, receive further requests for reimbursement of tax liabilities from other licensees, we could incur significant expenses.
Our international operations subject us to additional risks and costs.
We currently have sales personnel in the United Kingdom, Japan and Korea who engage customers and prospective customers in those regions. International revenues accounted for approximately 84% of our total revenues in 2020. International operations are subject to a number of difficulties, risks, and special costs, including:
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials in order to obtain or retain business, direct business to any person or gain any improper advantage. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of such laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, and other consequences which may have an adverse effect on our reputation, business, results of operations and financial condition.
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
We may not be able to continue to innovate in the gaming market or continue to derive significant revenues from third party gaming peripheral makers for video gaming platforms.
To remain competitive in the gaming market, we must continue introduce new haptic patents in a timely manner and the market must adopt such technology. As part of our continuing efforts to bring new advanced haptic technologies to the gaming market, we seek to engage with third party gaming peripheral makers to utilize our advanced haptic technologies and expand the use of haptics across the gaming market. If our engagement efforts are not successful or are significantly delayed, we may be unsuccessful in our innovation efforts in the gaming market, which could have an adverse effect on our revenues.
In addition, while Microsoft, Sony, and Nintendo are among our licensees in the gaming market, a significant portion of our gaming royalty revenues comes from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from such video game console makers. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or restrict or impede the ability of third parties to make touch-enabling peripherals, it could lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the video game industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our software, patents, or other IP in connection with gaming on such mobile or other platforms. Although we have a significant software and patent position with respect to virtual reality (or VR) peripherals and systems, the market may not become large enough to generate material revenues. Finally, as some of our litigated patents related to video game peripherals have expired, our gaming royalty revenues will likely decline until we are successful in proving the relevance of our patents for this market.
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
A key part of our business strategy is to license our software and patents (and other IP) to companies that manufacture and sell products incorporating our touch-enabling technologies. For the year ended December 31, 2020, 99% of our total revenues were royalty and license revenues, as compared to 99% for the year ended December 31, 2019. We do not control or influence the design, manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not timely ship products incorporating our touch-enabling technologies or fail to achieve strong sales, our revenues could decline.
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
If we are unable to develop open-source compliant products, our ability to license our technologies and generate revenues may be impaired.
We have seen, and believe that we will continue to see, an increase in customers requesting that we develop products that will operate in an “open-source” environment. Developing open-source compliant products without imperiling the IP rights upon which our licensing business depends may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs.
Already, some of our proprietary technologies incorporate open-source software that may be subject to open-source licenses, which licenses may require that source code subject to the license be released or made available to the public. Such open-source licenses may mandate that software developed based on source code that is subject to the open-source license, or combined in specific ways with such open-source software, become subject to the open-source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open-source software in ways that would require such proprietary software to be subject to an open-source license. However, there is currently uncertainty in the legal landscape around open-source software, as few courts have interpreted open-source licenses, and the manner in which these licenses may be legally interpreted and enforced is therefore not yet clear. We often take steps to disclose source code for which disclosure is required under an open-source license, but it is possible that we have made or will make mistakes in doing so, which could negatively impact our brand or the adoption of our products by our customers or prospective customers or could expose us to additional liability.
In addition, we rely on multiple software programmers to design our proprietary products and technologies and we cannot be certain that open-source software is not inadvertently incorporated into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open-source license, or are intentionally released under an open-source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. As a result, our revenues may not grow and could decline.
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
In addition, ballot initiatives may also impose new or expanded privacy obligations. For example, California voters passed Proposition 24, also known as the California Privacy Rights and Enforcement Act of 2020, a November 2020 ballot measure that, among other effects, expands or amends the provisions of the CCPA, allows consumers to direct businesses to not share their personal information, removes the time period in which businesses can fix violations before being penalized, and creates the California Privacy Protection Agency to enforce the state’s consumer data privacy laws.

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
Our management concluded that our internal control over financial reporting was effective as of December 31, 2020. However, we have in the past had material weaknesses in our internal control over financial reporting, and there are inherent limitations on the effectiveness of internal controls. We do not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met; no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.
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
General Risk Factors: Investment Risks
Our quarterly revenues and operating results are volatile, and if our future results are below the expectations of public market analysts or investors, the price of our common stock is likely to decline
Our revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which could cause the price of our common stock to decline.
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
Our stock price has experienced substantial price volatility in the past and may continue to do so in the future. Further, our business, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to corporate operating performance. For example, in 2020 as a result of macroeconomic conditions and the related impact of COVID-19, the stock market experienced wide fluctuations. In the past twelve months, our stock price has fluctuated from as low as $4.23 per share in March 2020 to a high of $16.64 in February 2021. This significant volatility may continue to occur in the future for reasons that are unrelated to our business or if our business experiences unexpected results. The market price of our common stock has been, and in the future could be, significantly affected by our operations as well such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; the acquisition or loss of customers; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; stock repurchase activity; sale of stock by the company, changes in securities analysts’ recommendations; personnel changes; changing circumstances regarding competitors or their customers; governmental regulatory action or inaction; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; increased tariffs and international trade disputes; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company, which could lead to increased litigation costs and could adversely affect our operating results and our stock price.
Future sales of our equity could result in significant dilution to our existing stockholders and depress the market price of our common stock.
It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing stockholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. For example, on February 11, 2021, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC (“Craig-Hallum”), pursuant to which we may issue and sell shares of our common stock having an aggregate offering price of up to $50 million, from time to time, through an “at the market” equity offering program under which Craig-Hallum will act as sales agent. The issuance and sale of shares of our common stock pursuant to our “at the market” equity offering program will have a dilutive impact on our existing stockholders. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to our “at the market” equity offering program or an additional private placement could have the effect of depressing the market price of our common stock or increasing the volatility thereof. Any issuance by us or sales of our securities by our security holders, including by any of our affiliates, or the perception that such issuances or sales could occur, could negatively impact the market price of our securities.
We will have broad discretion as to the use of proceeds from the “at the market” offering that we announced in February 2021, and we may not use the proceeds effectively.
We currently intend to use the net proceeds from our “at the market” offering announced in February 2021 for working capital and other general corporate purposes. We may also use a portion of the net proceeds from the offering to acquire or invest in businesses, assets or technologies. Accordingly, we will retain broad discretion over the use of proceeds. Pending application of the net proceeds as described above, we may, from time to time, invest in digital or alternative currencies such as bitcoin or other cryptocurrencies. We may also invest net proceeds in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

If we determine to purchase digital or alternative currencies as part of our capital allocation and investment strategy, our financial results and the market price of our common stock may be affected by the price of these digital or alternative currencies.
In the future, as part of our capital allocation and investment strategy, we may elect to purchase digital or alternative currencies such as bitcoin or other cryptocurrencies. The price of bitcoin and other cryptocurrencies has historically been subject to dramatic price fluctuations and is highly volatile. For example, the price of these digital or alternative currencies may be influenced by regulatory, commercial and technical factors that are highly uncertain and unrelated to our business. Any decrease in the fair value of bitcoin or other cryptocurrencies we may purchase below our carrying value for such assets at any time would require us to incur an impairment charge, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our assets. Any decrease in reported earnings or increased volatility of such earnings due to impairment charges related to bitcoin or other cryptocurrency holdings could have a material adverse effect on the market price of our common stock. Any future changes in GAAP that require us to change the manner in which we account for any bitcoins or other cryptocurrencies that we may purchase could have a material adverse effect on our financial results and the market price of our common stock.
If we determine to purchase digital or alternative currencies, including bitcoin and other cryptocurrencies, as part of our capital allocation and investment strategy, these investments would be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
Historically, the bitcoin market has been characterized by more price volatility, less liquidity, and lower trading volumes compared to sovereign currencies markets, as well as relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell any bitcoins that we hold at reasonable prices or at all. As a result, any bitcoins that we may purchase may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. If we are unable to sell any bitcoins that we hold, or if we are forced to sell any bitcoins that we may hold at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We may engage in the acquisition of other companies, investments, joint ventures and strategic alliances outside of our current line of business, which may have an adverse material effect on our existing business.
We may engage in the acquisition of other companies, investments, joint ventures and strategic alliances outside of our current line of business to design and develop new technologies and products, to strengthen competitiveness by scaling up expanding our operations. Such transactions, especially in new lines of business, inherently involve risk due to the difficulties in integrating operations, technologies, products and personnel. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, may adversely affect our existing business. Furthermore, we may incur significant acquisition, administrative and other costs in connection with these transactions, including costs related to integration or restructuring of acquired businesses. In addition, we may make investments in companies outside our current line of business in an attempt to broaden our business opportunities. If we determine to make these investments, they may not provide a return or lead to an increase in our operating results, and we may not obtain the benefits of these investments that we intend to recognize when making them. There can be no assurance that these transactions, if pursued or made, will be beneficial to our business or financial condition.
Any stock repurchase program could affect our stock price and add volatility.
We have established stock repurchase programs in the past, and may adopt similar programs in the future. Any repurchases by us pursuant to a stock repurchase program could affect our stock price and add volatility. There can be no assurance that any repurchases will be made under any program, nor is there any assurance that a sufficient number of shares of our common stock will be repurchased to satisfy the market’s expectations. Furthermore, there can be no assurance that any repurchases conducted under any plan will be made at the best possible price. The existence of a stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue any stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.

Changes in financial accounting standards or policies may affect our reported financial condition or results of operations and, in certain cases, could cause a decline and/or fluctuation in the price of our common stock.
From time to time, financial and accounting standard setters such as the Financial Accounting Standards Board (“FASB”) and the SEC change their guidance governing the form and content of registrants’ external financial statements or update their previous interpretations with regard to the application of certain Generally Accepted Accounting Principles (“GAAP”). Such change in GAAP or their interpretation have historically and could in the future have a significant effect on our reported financial condition and/or results of operations. If a change is applicable to us, we would be required to apply the new or revised guidance, which may result in retrospective adjustments to our financial statements and/or could change the way we account for certain transaction compared to under the existing guidance. Changes in GAAP and reporting standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and could consequently affect our reported financial condition or results of operations.
For example, on January 1, 2018, we adopted Accounting Standard Codification 606, Revenue from Contracts with Customers, (“ASC 606”). The adoption has affected our revenue recognition model for both fixed fee license revenue and per-unit royalty revenue derived from our new and existing contracts with licensees. Under ASC 606, if a fixed fee license agreement contains both performance obligations to transfer rights to our patent portfolio as it exists when the contract is executed as well as rights to our patent portfolio as it evolves throughout the contract term, we are required to allocate the fixed fee between the two performance obligations which could result in the recognition of a substantial majority of the fixed fee as revenue upon the execution of the license agreement. Prior to the adoption, as a historical practice applied by many licensing companies, we recognized fixed license fees ratably over the contract term. In addition, our previous accounting practice was to recognize revenue from per-unit royalty agreements in the period in which the related royalty report was received from our licensees, generally one quarter in arrears from the period in which the underlying sales occurred (i.e., on a “quarter-lag”). Under ASC 606, we are required to record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As we generally do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain contractual terms on our ability to estimate such amounts. As a result of accruing per-unit royalty revenue for the quarter based on estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. Such changes have significantly affected our reported financial condition and/or results of operations, causing the amount of revenue we recognize to vary dramatically from quarter to quarter, and even year to year, depending on the timing of entry into license agreements and whether such agreements have fixed-fee or per-unit royalty terms. In addition, these reporting practices and the resulting fluctuations in our reported revenue could cause a decline and/or fluctuation in the price of our common stock.
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

Item 1B.   Unresolved Staff Comments
None.

Item 2.  Properties
We lease a facility in Montreal, Quebec, Canada of approximately 10,000 square feet, for our subsidiary, Immersion Canada Corporation. During 2019, we transitioned the majority of our research functions to our existing office in Montreal, Quebec. In 2020, we transitioned our Accounting, Human Resources Finance and IT functions from San Jose, California to Montreal, Canada. The lease for this property expires in February 2024.
We lease a facility in San Jose, California of approximately 42,000 square feet, which we vacated in the first quarter of 2020. On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. (“Neato”) for the San Jose facility. This sublease commenced in June 2020 and ends on April 30, 2023 which is the lease termination date of the original lease.
On January 31, 2020, we entered into an agreement to lease approximately 5,000 square feet of office space in San Francisco, California. This lease expires in 2022. As a result of COVID-19, our San Francisco office has been closed since the first quarter of 2020 and we expect our San Francisco-based employees to continue to work-from-home in the foreseeable future. We have been actively seeking a sublease tenant for the SF Facility.
We also lease office space in Tokyo, Japan and Dublin, Ireland.
See Note 10. Leases of the Notes to Consolidated Financial Statements in Part II Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K for more information on our lease obligations.

Item 3.  Legal Proceedings
Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited
On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016. On July 12, 2017, on behalf of Samsung, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. On July 16, 2020, the Korea Administrative Court issued its ruling in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on Samsung should be cancelled with some litigation costs to be borne by the Korean tax authorities. On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court occurred on November 11, 2020. A second hearing occurred on January 13, 2021. A third hearing is scheduled for March 21, 2021.
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
Immersion Corporation vs. Samsung (China) Investment Co., Ltd., Huizhou Samsung Electronics Co., Ltd and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. (Fuzhou Intellectual Property Court - Case: Min 01 Min Chu No. 342 (2018))
On March 8, 2018, we filed a complaint against Samsung (China) Investment Co., Ltd. (“Samsung China”), Huizhou Samsung Electronics Co., Ltd. (“Samsung Huizhou”) (together with Samsung China, “Samsung”), and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. in the Fuzhou Intermediate Court in Fuzhou, China alleging that certain Samsung touchscreen phones, including the Galaxy S8, S8+, and Note8, infringe three Immersion Chinese patents. The three patents at issue, covering haptic feedback systems and methods in electronic devices, are Chinese Patent No. ZL02821854.X, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; Chinese Patent No. ZL201210005785.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; and Chinese Patent No. ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”. Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages. The Fuzhou Intellectual Property Court accepted the case on March 8, 2018. Samsung China filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. Samsung Huizhou and Samsung China appealed and the pretrial conference originally scheduled for June 14-15, 2018 was postponed pending a ruling from the Fujian High Court. On September 20, 2018, the Fujian High Court rejected the jurisdictional objection appeals. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou supplemented their petitions in May, and we responded on June 1, 2018. A hearing on the petition for Chinese Patent No. ZL02821854.X occurred on July 18, 2018. Hearings on the petitions for Chinese Patent No. ZL201210005785.2 and Chinese Patent No. ZL201310253562.2 occurred on September 28, 2018. Trial was originally scheduled for November 12, and 14, 2018; the Fuzhou Intellectual Property Court granted Immersion's request to postpone trial but did not set revised dates. The Company and Samsung each submitted evidence for use at trial on or before October 26, 2018. The Patent Reexamination Board of SIPO issued invalidation decisions against Chinese Patent No. ZL02821854.X on November 21, 2018, against Chinese Patent No. ZL201310253562.2 on November 14, 2018, and against Chinese Patent No. ZL201210005785.2 on November 15, 2018, declaring all three Chinese patents invalid. We filed an application to withdraw our complaint from the Fuzhou Intermediate Court on December 10, 2018 and received the ruling that allows Immersion to withdraw the case from the Fuzhou Intermediate Court on December 29, 2018. We pre-registered the appeals against the invalidation decisions with the Beijing IP Court on February 14, 2019. On April 28, 2019, we filed the appeal against the invalidation decisions with the Beijing IP court. On June 6, 2019, SIPO responded to our filing of the appeal with its counterarguments to the arguments set forth in our appeal filing. A hearing has been scheduled for March 11, 2021.

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
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing is scheduled for April 8, 2021.
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

We cannot predict the ultimate outcome of the above-mentioned actions, and we are unable to estimate any potential liability we may incur. Please also refer to our disclosures in Note 5. Contingencies of the Note to the Condensed Consolidated Financial Statements.

Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders of Record and Dividends
Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR”.
As of February 26, 2021, there were 67 holders of record of our common stock.
We do not anticipate paying cash dividends in the foreseeable future.
Unregistered Sales of Securities
During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities
On November 1, 2007, our Board of Directors (the “Board”) authorized the repurchase of up to $50 million of our common stock (the “Stock Repurchase Program”). In addition, on October 22, 2014, the Board authorized another $30 million under the Stock Repurchase Program. We may repurchase our common stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require us to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
As of June 30, 2020, we have no amount available for repurchase under the Stock Repurchase Program. There were no stock repurchases during the second half of 2020.

Item 6.   Selected Financial Data
Not applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “can”, “will”, “places”, “estimates”, and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and the recognition and components thereof; our costs and expenses; including capital expenditures; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans related to and the impact of current and future litigation; our sublease and the timing and income related thereto; and our stock repurchase program.
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
Fixed fee license revenue
In certain contracts, we grant a fixed fee license to our existing patent portfolio at the inception of the license agreement as well as rights to the portfolio as it evolves throughout the contract term. For such arrangements, we have two separate performance obligations:
•Performance Obligation A - Transfer rights to our patent portfolio as it exists when the contract is executed;
•Performance Obligation B - Transfer rights to our patent portfolio as it evolves over the term of the contract, including access to new patent applications that the licensee can benefit from over the term of the contract.
For fixed fee license agreements that contain both Performance Obligation A and B, we will allocate the transaction price based on the standalone price for each of the two performance obligations. We use a number of factors primarily related to the attributes of our patent portfolio to estimate standalone prices related to Performance Obligation A and B to perform this allocation.
Per-unit Royalty revenue
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
We use the Monte-Carlo Simulation model to value our stock options and RSUs with a market condition. Valuation techniques such as the Monte-Carlo Simulation model have been developed to value path-dependent awards. The Monte-Carlo Simulation model is a generally accepted statistical technique used, in this instance, to simulate a range of our future stock prices.
If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating results.

Accounting for Income Taxes
We use the asset and liability method of accounting for income taxes as prescribed in ASC 740, Income Taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards. This method requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization (“MLTN”) threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified.
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
As disclosed in Note 5. Contingencies of the Notes to the Consolidated Financial Statements, we have made deposit payments to reimburse both Samsung and LGE for withholding taxes and related penalties paid by them as a result of assessments they have received from the South Korean tax authorities. These payments are recorded as Long-term deposits on our Consolidated Balance Sheets. We believe that it is more likely than not that we will be reimbursed by both Samsung and LGE to the extent we ultimately prevail in the appeal in the Korean courts. We regularly assess the likelihood that we will prevail in these cases against the South Korean tax authorities and consequently the likelihood that these deposits will be recoverable. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposits included in Long-term deposits would be recorded as additional income tax expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.

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

Results of Operations
Overview of 2020
Total revenues for 2020 were $30.5 million, a decrease of $5.5 million, or 15%, versus 2019. The decrease was primarily driven by a $7.2 million decrease in fixed fee license revenue partially offset by a $1.7 million increase in per-unit royalty revenue.
In 2020, we had net income of $5.4 million compared to a net loss of $20.0 million in 2019. The $25.4 million increase in net income was mainly related to a $29.2 million, or 51%, decrease in cost and operating expenses partially offset by a $5.5 million decrease in total revenue.
The following table sets forth our consolidated statements of operations data as a percentage of total revenues:

	Years Ended December 31,
	2020	2019
Revenues:
Per-Unit royalty revenue	99.1%	99.1%
Fixed fee license revenue	0.9	0.9
Royalty and license	100.0	100.0
Development, services, and other	—	—
Total revenues	100.0	100.0
Costs and expenses:
Cost of revenues	0.6	0.5
Sales and marketing	16.4	17.9
Research and development	16.4	21.8
General and administrative	59.3	119.4
Total costs and expenses	92.7	159.6
Operating income (loss)	7.3	(59.6)
Interest and other income	0.9	5.0
Other income (expense), net	2.2	0.2
Income (loss) from operations before benefits from (provision for) income taxes	10.4	(54.4)
Benefit from (provision for) income taxes	7.3	(1.3)
Net income (loss)	17.7%	(55.7)%

Revenues
Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.
A revenue summary for the years ended December 31, 2020 and 2019 are as follows (in thousands, except for percentages):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Revenues:
Fixed fee license revenue	$5,472	$12,627	$(7,155)	(57)%
Per-Unit royalty revenue	24,704	23,016	1,688	7%
Total royalty and license revenue	30,176	35,643	(5,467)	(15)%
Development, services, and other revenue	280	310	(30)	(10)%
Total revenues	$30,456	$35,953	$(5,497)	(15)%

Royalty and license revenue - Total royalty and license revenue for 2020 was $30.2 million, a $5.5 million, or 15%, decrease compared to $35.6 million for 2019.
Per-unit royalty revenue increased by $1.7 million, or 7%, in 2020 compared to 2019, primarily caused by a $3.5 million increase in royalties from our mobility licensees and a $0.8 million increase in royalties from our gaming licensees partially offset by a $2.7 million decrease in royalties obtained from our automotive licensees. The increase in mobility royalty revenue was due mainly to per-unit royalty agreements entered into during the second and third quarters of 2019. The increase in gaming revenue was primarily due to a volume increase resulting from a major product release by one of our customers partially offset by the impact of the end of contract adjustment of another licensee in 2019. The decrease in automotive royalty revenue was primarily due to lower shipment volume largely attributable to the impact of COVID-19.
Fixed fee license revenue decreased $7.2 million or 57% in 2020 compared to 2019 primarily due to a $5.0 million decrease in mobility license revenue and a $2.0 million decrease in gaming license revenue.
We expect royalty and license revenue to continue to be a major component of our future revenue as our technology is included in products and we succeed in our efforts to monetize our IP. Our fixed fee license revenue could fluctuate depending upon the timing of execution of new fixed license fee arrangements. We also anticipate that our royalty revenue will fluctuate relative to our customers’ unit shipments.
Development, services and other revenue - Development, services, and other revenue was $0.3 million for each of the years ended December 31, 2020 and 2019.
Geographically, revenues generated in Asia, North America and Europe for the year ended December 31, 2020 represented 76%, 16%, and 8%, respectively, of our total revenue as compared to 65%, 28%, and 7%, respectively, for the year ended December 31, 2019.

Operating Expenses
A summary of operating expenses for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019	$ Change	% Change
Sales and marketing	$4,999	$6,426	$(1,427)	(22)%
Research and development	5,014	7,840	(2,826)	(36)%
General and administrative	18,055	42,968	(24,913)	(58)%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and allocated facilities costs. Sales and marketing expenses decreased $1.4 million, or 22%, in 2020 as compared to 2019 primarily attributable to a $0.7 million decrease in compensation, benefits, and other related costs, $0.2 million decrease in marketing and advertising costs and a $0.2 million decrease in travel expenses. The decreases in compensation, benefits and other personnel related costs were primarily due to a lower headcount and decreases in variable compensation largely attributable to the cost reduction initiatives implemented during 2020 and delays in execution of some new license agreements due to COVID-19. The decreases in travel costs and marketing and advertising expenses were mainly attributable to reduced business activities as a result of the COVID-19 pandemic.

Research and Development - Our research and development expenses primarily consisted of employee compensation and benefits, outside services and consulting fees, tooling and supplies, and allocated facilities costs. Research and development expenses decreased $2.8 million, or 36%, during 2020 as compared to 2019 primarily due to a $1.9 million decrease in compensation, benefits, and other related costs, a $0.3 million decrease in facilities related costs, a 0.2 million decrease in travel costs and a $0.2 million decrease in outside services costs.
The decrease in compensation, benefits and other personnel related costs was primarily attributable to lower base salaries, a decrease in headcount and a decrease in variable compensation primarily attributable to the completed transition of our research and development function from San Jose, California to Montreal, Canada and the impact of cost reduction initiatives we implemented during 2020. In addition, we received the Canada Emergency Wage Subsidy (“CEWS”) and recorded this subsidy as a reduction to compensation expense in the amount of $0.5 million in 2020. The reduction in facilities costs were attributable to lower rent expense following the sublease of the SJ Facility in the second quarter of 2020. The decrease in travel costs were primarily due to reduced business activities during 2020 compared to the same period in 2019 due to the impact of COVID-19 pandemic.

We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth in key markets.
General and Administrative - Our general and administrative expenses primarily consisted of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and allocated facilities costs. General and administrative expenses decreased $24.9 million, or 58%, in 2020 as compared to 2019 primarily due to a $18.8 million decrease in legal expenses, a $2.6 million decrease in compensation, benefits and other personnel related costs, a $2.3 million decrease in consulting and professional services.
The decrease in legal expense was primarily attributable to reduced activities following litigation settlements in 2019, as well as a decrease in patent maintenance and prosecution costs. The decrease in compensation, benefits and other personnel related costs was primarily due to lower salaries, variable compensation driven by the transition of our Accounting, Human Resources, Finance and IT functions from San Jose, California to Montreal, Canada and the impact of the COVID-19 related cost reduction initiatives implemented in 2020, partially offset by an increase in severance costs. The decrease in consulting and professional services fees was due to decreases in recruitment fees, accounting and audit fees and consulting and other professional fees in 2020 compared to 2019.
We expect our general and administrative expenses to decrease in the future as we achieve targeted reductions in consulting and professional services, and other costs.

Interest and Other Income, Other Expense
A summary of interest and other income, other expense for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Interest and other income	$271	$1,787	$(1,516)	(85)%
Other income (expense), net	$668	$91	$577	634%
Interest and Other Income - Interest and other income consists primarily of interest income from cash and cash equivalents and short-term investments. Interest and other income decreased $1.5 million during 2020 compared to 2019. This decrease was primarily driven by a $1.5 million decrease in investment income from cash equivalents and short-term investments due to lower cash equivalents and short-term investments and a decrease in interest rates in 2020 compared to 2019.
Other Income (Expense), Net - Other income (expense),net consists primarily of foreign currency translation gain (loss) due to exchange rate fluctuations. Other income (expense), net increased $0.6 million in 2020 compared to 2019 primarily due to a $0.4 million increase in net foreign currency translation gains.

Benefit From (Provision For) Income Taxes
A summary of benefit from (provision for) income taxes and effective tax rates for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Years Ended December 31,
	2020	2019	$ Change	% Change
Income (loss) before benefit from (provision for) income taxes	$3,159	$(19,573)
Benefit from (provision for) income taxes	2,242	(471)	$2,713	(576)%
Effective tax rate	(71.0)%	(2.4)%

In 2020, we recorded a $2.2 million benefit from income taxes yielding an effective tax rate of (71.0)%. The 2020 income tax benefit reflects a one-time deferred tax benefit from the release of valuation allowance against the deferred tax assets of one of our foreign subsidiaries partially offset by estimated foreign income and foreign withholding taxes. Based upon our assessment of the realizability of our deferred tax assets in the United States as of December 31, 2020, we continue to maintain a full valuation allowance against all of our federal and state deferred tax assets. As of December 31, 2020, we had deferred tax assets totaling $31.1 million and a valuation allowance of $28.5 million, resulting in a net deferred tax asset of $2.6 million.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. We analyzed the provisions of the CARES Act and determined there was no net effect on our provision for the year ended December 31, 2020.
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

In 2019, we recorded a provision for income taxes of $0.5 million yielding an effective tax rate of (2.4)%. The 2019 provision reflects estimated foreign taxes and foreign withholding tax expense. Based upon our assessment of the realizability of our deferred tax assets as of December 31, 2019, we reported a full valuation allowance against all of our federal and state, and certain of our foreign net deferred tax assets. As of December 31, 2019, the aggregated balance of our deferred tax assets totaled $28.5 million with a valuation allowance of $28.1 million, resulting in a net deferred tax asset balance of $0.5 million.

As described above, we continue to maintain a valuation allowance of $28.5 million against certain of our deferred tax assets, including all federal, state, and certain foreign deferred tax assets as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.
We also maintain liabilities for uncertain tax positions. As of December 31, 2020, we had unrecognized tax benefits under ASC 740 of approximately $4.5 million with no applicable interest. We had no unrecognized tax benefits that would affect our effective tax rate, if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Liquidity and Capital Resources
Our cash equivalents, and short-term investments consist primarily of money market funds and U.S. treasury bills. All of our short-term investments are classified as available-for-sale. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income, within stockholders’ equity.
As of December 31, 2020, our cash, cash equivalents, and short-term investments totaled $59.5 million, a decrease of $30.0 million from $89.5 million on December 31, 2019.
A summary of select cash flow information for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Net cash provided by (used in) by operating activities	$22	$(34,099)
Net cash provided by investing activities	$2,953	$10,920
Net cash used in financing activities	$(29,931)	$(1,331)

Cash provided by (used in) operating activities - Our operating activities primarily consists of net income (loss), adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.
Net cash provided by operating activities was $22,000 during 2020 compared to $34.1 million cash used in operating activities during 2019. The decrease in net cash used in operating activities was primarily attributable to a $25.4 million decrease in net loss and a $11.8 million change in net operating assets and liabilities partially offset by $4.0 million decrease in noncash items.
Cash provided by investing activities - Our investing activities primarily consist of purchases of and proceeds from maturities of short-term investments and purchases of computer equipment, furniture and leasehold improvements related to facilities expansion.
Net cash provided by investing activities during 2020 was $3.0 million primarily consisting of proceeds from maturities of short-term investments.
Net cash provided by investing activities during 2019 was $10.9 million primarily consisting of $20.0 million in proceeds from maturities of short-term investments partially offset by $8.9 million purchases of short-term investments.

Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.
Net cash used in financing activities during 2020 was $29.9 million primarily consisting of $30.6 million in cash paid for stock repurchases partially offset by $0.7 million cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan.
Net cash used in financing activities during 2019 was $1.3 million primarily consisting of $2.7 million in cash paid for stock repurchases partially offset by $1.4 million cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan.
Our total cash, cash equivalents, and short-term investments were $59.5 million as of December 31, 2020, of which approximately 12% ($7.3 million) was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.
In 2020, we repurchased approximately 4.9 million shares of our common stock for approximately $30.6 million at an average cost of $6.21 per share. As of December 31, 2020, there were no amounts available under our previously approved share repurchase program.
We anticipate that capital expenditures for property and equipment in 2021 will be less than $1.0 million.
While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions for the first half of 2021 and beyond, as of March 5, 2021, the date of this Annual Report on Form 10-K, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.
Subsequent Events
On February 3, 2021, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission which became effective on February 9, 2021. The shelf registration statement is intended to provide us with financial flexibility to raise capital from the offering of up to $250 million of common stock, preferred stock, warrants, depository shares, units and/or debt securities, conducted in one or multiple offerings while the shelf registration statement is effective.
We intend to use the net proceeds from the sale of the securities offered by this prospectus for general corporate purposes.
On February 11, 2021, we entered into the Distribution Agreement with an investment banking firm to issue and sell shares up to $50 million in aggregated offering price of our common stock. In accordance with the terms of the Distribution Agreement, we will pay 2.25% commission on the gross sales proceeds from common stock sold, and we will also provide customary indemnification rights and reimburse legal fees and disbursements. The Distribution Agreement may be terminated by either party upon prior written notice to the other party, or at any time under certain circumstances. We are not obligated to sell any shares under the Distribution Agreement.
As of March 3, 2021, we sold 3.3 million shares of our common stock pursuant to the terms of the Distribution Agreement. We received net proceeds of approximately $36.3 million from the sales after deducting commissions and other estimated offering expense.

Recent Accounting Pronouncements
See Note 1 Significant Accounting Policies of the Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable

Item 8. Financial Statements and Supplementary Data
IMMERSION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Immersion Corporation
San Francisco, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Immersion Corporation and its subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company's consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition — Refer to Note 1 to the Consolidated Financial Statements
Critical Audit Matter Description
As disclosed in the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company grants licenses or otherwise provides rights to use portions of its intellectual property portfolio as well as rights to the portfolio as it evolves throughout the contract term. Licensees pay a fee upon the transfer of rights to the patent portfolio. The Company also enters into sales-based royalty contracts with customers and recognizes revenue based on estimates in the period which the associated sales by the licensee occur. For royalty arrangements revenue is recognized when a contract exists and to the extent it is probable that a significant reversal of cumulative revenues will not occur based on their sales incorporating or using the licensed intellectual property. These arrangements are generally based upon fixed per-unit prices stated in the contract. If a contract is determined to exist, management estimates and recognizes sales-based royalties on such licensed products in the period in which the associated sales by the licensee occur, subject to certain constraints on management’s ability to estimate such royalties. Management analyzes the risk of a significant revenue reversal considering both the likelihood and magnitude of the reversal and, if necessary, constrains the amount of estimated revenue recognized, which may result in recognizing revenues less than amounts contractually owed to the Company.
Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:
•Determination of whether license arrangements are considered distinct performance obligations that should be accounted for separately versus together.
•Determination of stand-alone selling prices for each distinct performance obligation.
•The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
•Estimation of the amount to recognize for sales-based royalty arrangements.
Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:
•We selected a sample of customer agreements and performed the following procedures:
◦Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement to identify significant terms.
◦Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
◦Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
•We evaluated the reasonableness of management’s estimate of stand-alone selling prices for each performance obligation.
•We evaluated the reasonableness and accuracy of management’s judgements and estimates used in accounting for its sales-based royalty arrangements. This included testing management’s estimate of calculating sales as they occur and verifying future sales forecast with the operations team.
•We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of recognizing the related revenue subject to any constraints in the consolidated financial statements.

Contingencies — Refer to Note 5 to the Consolidated Financial Statements
The Company is currently involved in certain legal and regulatory proceedings. As disclosed in the consolidated financial statements, the Company is currently involved in certain legal and regulatory proceedings with Samsung Electronics Co. (“Samsung”) and LG Electronics Inc. (“LGE”) with respect to withholdings taxes imposed on Samsung and LGE by the Korean tax authorities for failing to withhold taxes on royalty payments. Pursuant to legal requirements, the Company provided deposits representing the amount of such withholding tax that was imposed on Samsung and LGE, respectively, of approximately $12.1 million.

As disclosed in the consolidated financial statements, the Company is currently involved in certain legal and regulatory proceedings with Samsung Electronics Co. (“Samsung”) and LG Electronics Inc. (“LGE”) with respect to withholdings taxes imposed on Samsung and LGE by the Korean tax authorities for failing to withhold taxes on royalty payments. Pursuant to legal requirements, the Company provided deposits representing the amount of such withholding tax that was imposed on Samsung and LGE, respectively, of approximately $12.1 million.
Significant judgment is exercised by the Company in determining contingencies and includes the following:
•Assessing the valuation of deposits for withholding taxes related to legal and regulatory proceedings.
•Assessing the likelihood of an unfavorable legal decision.
Given these factors, the related audit effort in evaluating management’s judgments in determining contingencies was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s contingencies included the following:
•Obtained and evaluated the letters of audit inquiry with external and internal counsel.
•Read relevant correspondence the Company received from taxing authorities.
•Read relevant documents the Company has filed with the courts and related counterparty filings.
•Evaluated the reasonableness of management’s process for identifying and assessing a potential unfavorable outcome.
•Involved tax subject matter resources in considering the applicable tax laws, the pending appeal and the current status of legal precedent relevant to the appeals.
•Evaluated the sufficiency of the Company’s legal and regulatory proceedings disclosures in the consolidated financial statements.

/s/ ArmaninoLLP
San Jose, California
March 5, 2021

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Immersion Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Immersion Corporation and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flow, for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 10 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of ASC Topic 842, Leases.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
March 6, 2020

We began serving as the Company's auditor in 1997. In 2020, we became the predecessor auditor.

IMMERSION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$59,522	$86,478
Short-term investments	—	3,019
Accounts and other receivables	2,218	3,385
Prepaid expenses and other current assets	12,610	14,078
Total current assets	74,350	106,960
Property and equipment, net	209	1,226
Long-term deposits	12,571	7,062
Other assets, net	9,000	9,600
Total assets	$96,130	$124,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149	$809
Accrued compensation	1,001	2,844
Other current liabilities	2,457	3,478
Deferred revenue	5,173	4,692
Total current liabilities	8,780	11,823
Long-term deferred revenue	21,334	25,952
Other long-term liabilities	2,035	3,316
Total liabilities	32,149	41,091
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; 100,000,000 shares authorized; 39,161,214 and 38,624,784 shares issued, respectively; 27,017,781 and 31,414,328 shares outstanding, respectively	258,756	253,289
Accumulated other comprehensive income	122	124
Accumulated deficit	(113,164)	(118,565)
Treasury stock at cost: 12,143,433 and 7,210,456 shares, respectively	(81,733)	(51,091)
Total stockholders’ equity	63,981	83,757
Total liabilities and stockholders’ equity	$96,130	$124,848
See Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Years Ended December 31,
	2020	2019
Revenues:
Royalty and license	$30,176	$35,643
Development, services, and other	280	310
Total revenues	30,456	35,953
Costs and expenses:
Cost of revenues	168	170
Sales and marketing	4,999	6,426
Research and development	5,014	7,840
General and administrative	18,055	42,968
Total costs and expenses	28,236	57,404
Operating income (loss)	2,220	(21,451)
Interest and other income	271	1,787
Other income (expense), net	668	91
Income (loss) before benefit from (provision for) income taxes	3,159	(19,573)
Benefit from (provision for) income taxes	2,242	(471)
Net income (loss)	$5,401	$(20,044)
Basic net income (loss) per share	$0.19	$(0.64)
Shares used in calculating basic net income (loss) per share	28,117	31,529
Diluted net income (loss) per share:	$0.19	$(0.64)
Shares used in calculating diluted net income (loss) per share	28,477	31,529
Other comprehensive income (loss), net of tax
Change in unrealized gains (losses) on short-term investments	$(2)	$8
Total other comprehensive income (loss)	(2)	8
Total comprehensive income (loss)	$5,399	$(20,036)
See Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2018	37,652,498	$246,415	$116	$(98,521)	6,823,147	$(48,350)	$99,660
Net loss				(20,044)			(20,044)
Unrealized gain on available-for-sale securities, net of taxes			8				8
Stock repurchases					387,309	(2,741)	(2,741)
Exercise of stock options	173,993	1,245					1,245
Release of restricted stock units and awards	776,552						—
Issuance of stock for ESPP purchase	21,741	165					165
Stock based compensation		5,464					5,464
Balances at December 31, 2019	38,624,784	$253,289	$124	$(118,565)	7,210,456	$(51,091)	$83,757
Net income				5,401			5,401
Unrealized loss on available-for-sale securities, net of taxes			(2)				(2)
Stock repurchases					4,932,977	(30,642)	(30,642)
Exercise of stock options	75,675	577					577
Release of restricted stock units and awards	438,199						—
Issuance of stock for ESPP purchase	22,556	134					134
Stock based compensation		4,756					4,756
Balances at December 31, 2020	39,161,214	$258,756	$122	$(113,164)	12,143,433	$(81,733)	$63,981

See Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$5,401	$(20,044)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,931	2,197
Stock-based compensation	4,756	5,464
Impairment of right-of-use lease asset	271	939
Foreign currency remeasurement gains (losses)	(427)	102
Deferred income taxes	(2,483)	431
Other	127	(3)
Changes in operating assets and liabilities:
Accounts and other receivables	1,167	(2,334)
Prepaid expenses and other current assets	1,486	(4,374)
Long-term deposits	(5,077)	(6,870)
Other assets	2,194	(4,509)
Accounts payable	(660)	(2,815)
Accrued compensation	(1,843)	(1,104)
Other current liabilities	(1,253)	(728)
Deferred revenue	(4,137)	(4,150)
Other long-term liabilities	(1,431)	3,699
Net cash (used in) provided by operating activities	22	(34,099)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of short-term investments	3,000	20,000
Purchases of short-term investments	—	(8,930)
Purchases of property and equipment	(47)	(150)
Net cash provided by investing activities	2,953	10,920
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	134	165
Proceeds from stock options exercise	577	1,245
Cash paid for purchases of treasury stock	(30,642)	(2,741)
Net cash used in financing activities	(29,931)	(1,331)
Net decrease in cash and cash equivalents	(26,956)	(24,510)
Cash and cash equivalents:
Beginning of year	86,478	110,988
End of year	$59,522	$86,478
Supplemental disclosure of cash flow information:
Cash paid for taxes	$65	$160
Disclosure of non-cash operating, investing, and financing activities:
Release of Restricted Stock Units and Awards under company stock plan	$3,016	$7,190
Leased assets obtained in exchange for new operating lease liabilities	$577	$—
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Immersion Corporation (the “Company”, “Immersion”, “we”, “our”, or “us”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. We focus on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. We have adopted a business model under which it provides advanced tactile software, related tools, technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology to certain customers, and offers licenses to our patented technology to other customers.
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
Our compliance with these containment measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers and suppliers for an extended period of time. To support the health and well-being of our employees, customers and communities, we implemented work-from-home and restricted travel policies in the first quarter of 2020, which are expected to remain in place for the first half of 2021 and beyond. In addition, many of our customers are working remotely, which may delay the timing of some orders due to their and our compliance with frequently changing government-mandated or recommended shelter-in-place orders in jurisdictions in which we, our customers and our suppliers operate.
In response to certain anticipated impacts from the COVID-19 pandemic, we have also implemented a series of cost reduction initiatives to further preserve financial flexibility. These actions include: reductions of the base salaries and cash compensation of company executives and board members; cancellation and reduction in current year’s executive and employee bonus plans; renegotiated professional services fees from third-party services providers; relocation of certain positions to lower-cost regions; temporarily suspended company matching of our employee retirement savings plan and taking advantage of the broad-based employer relief provided by the governments.
In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During 2020, we recorded $0.5 million in government subsidies as a reduction to operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Immersion Corporation and our wholly-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements and related disclosures in accordance with U.S. GAAP (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results may differ materially from those estimates which were made based on the best information known to management at that time. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, useful lives of property and equipment, valuation of income taxes including uncertain tax provisions, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Foreign Currency Translation
The functional currency of our foreign subsidiaries is U.S. dollars. Accordingly, gains and losses from the remeasurement financial statements of the foreign subsidiaries into the U.S. dollars and from foreign currency transaction are included in our Consolidated Statements of Operations and Other Comprehensive Income (Loss).
Significant Accounting Policies
Cash Equivalents
We consider all highly liquid instruments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents.
Short-term Investments
Our short-term investments consist of U.S treasury bills with an original or remaining maturity of greater than 90 days on the date of purchase. These investments are classified as available-for-sale and carried at fair market value. Even though the stated maturity dates of these debt securities may be one year or more beyond the balance sheet date, we classified all debt securities as short-term investments as they are reasonably expected to be realized in cash or sold within one year. Unrealized gains or losses on such securities are included in accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses from maturities of all such securities are reported in earnings and computed using the specific identification cost method. Realized gains or losses and charges for other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income (expense), net, as incurred. We periodically evaluate these investments for other-than-temporary impairment.
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
Property and Equipment
Property and equipment are stated at cost and is depreciated using the straight-line method over the estimated useful life of the related asset. The estimated useful lives are typically as follows:

Computer equipment and purchased software	3 years
Machinery and equipment	3-5 years
Furniture and fixtures	5 years
Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.
Total depreciation expense for property and equipment for years ended December 31, 2020 and 2019 were $1.1 million and $0.9 million, respectively.
Long-lived Assets
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of that asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.
Leases
We lease our office space under lease arrangements with expiration dates on or before February 29, 2024. We determine if an arrangement is a lease at inception under ASC 842 Leases. Our operating leases are accounted for as right-of-use (“ROU”) assets and lease liability obligations in our Consolidated Balance Sheets under Other assets, net, Other current liabilities and Other long-term liabilities, respectively. ROU assets represent our right to use an underlying asset for the lease term, and lease liability represent our obligation to make lease payments arising from the lease arrangements. ROU assets and lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. We elect to combine lease and non-lease components and account for them as a single lease component. As our leases typically do not provide an implicit rate, we estimate our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives and direct costs. Lease expense is recognized on a straight-line basis over the lease term. We elected to not present leases with an initial term of 12 months or less on our Consolidated Balance Sheets.
Revenue Recognition
Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue.
Fixed fee license revenue
We recognize revenue from a fixed fee license agreement when our performance obligation has been satisfied, which typically occurs upon the transfer of rights to our technology upon the execution of the license agreement. In certain contracts, we grant a license to our existing patent portfolio at the inception of the license agreement as well as rights to the portfolio as it evolves throughout the contract term. For such arrangements, we have two separate performance obligations:
•Performance Obligation A: Transfer of rights to our patent portfolio as it exists when the contract is executed;
•Performance Obligation B: Transfer of rights to our patent portfolio as it evolves over the term of the contract, including access to new patent applications that the licensee can benefit from over the term of the contract.
If a fixed fee license agreement contains only Performance Obligation A, we will recognize most or all of the revenue from the agreement at the inception of the contract. For fixed fee license agreements that contain both Performance Obligation A and B, we will allocate the transaction price based on the standalone price for each of the two performance obligations. We use a number of factors primarily related to the attributes of our patent portfolio to estimate standalone prices related to Performance Obligation A and B. Once the transaction price is allocated, the portion of the transaction price allocable to Performance Obligation A will be recognized in the quarter the license agreement is signed and the customer can benefit from rights provided in the contract, and the portion allocable to Performance Obligation B will be recognized on a straight-line basis over the contract term. For such contracts, a contract liability account will be established and included within Deferred revenue and Long-term deferred revenue on the Consolidated Balance Sheets. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.
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
As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. We recorded $0.1 million and $20,000 adjustments to decrease royalty revenue during the three months ended March 31, and June 30, 2020, respectively. We recorded $0.3 million and $0.6 million adjustments to increase royalty revenue during the three months ended September 30, and December 31, 2020, respectively. During the three months ended December 31, 2019 and September 30, 2019, we recorded $0.2 million and $0.1 million adjustments to decrease royalty revenue, respectively. During the three months ended June 30 and March 31, 2019, we recorded adjustments to increase royalty revenue by $0.2 million and $0.1 million, respectively. These adjustments represent the difference between the estimated per-unit royalty revenue we reported during the quarter and actual per-unit royalty revenue reported by our licensees after the quarterly reporting.

Certain of our per-unit royalty agreements contain minimum royalty provisions which sets forth minimum amounts to be received by us during the contract term. Under Accounting Standard Codification 606, Revenue from Contracts with Customers, (“ASC 606”), minimum royalties are considered a fixed transaction price to which we have an unconditional right once all other performance obligations, if any, are satisfied. We recognize all minimum royalties as revenue at the inception of the license agreement, or in the period in which all remaining revenue recognition criteria have been met. We account for the unbilled minimum royalties as contract assets as Prepaid and other current assets and Other assets, net on our Consolidated Balance Sheets, and the balance of such contract assets will be reduced by the actual royalties to be reported by the licensee during the contract term until fully utilized, after which point any excess per-unit royalties reported are recognized as revenue. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.
Payments of per-unit royalties typically are due within 30 to 60 days from the end of the quarter in which the underlying sales took place.
Development, services, and other revenue
As the performance obligation related to our development, service and other revenue is satisfied over a period of time, we recognize such revenue evenly over the period of performance obligations, which is generally consistent with the contractual term.
Deferred Revenue
Deferred revenue consists of amounts that have been invoiced or paid, but have not been recognized as revenue. The amounts are primarily derived from our fixed license fee agreements under which we are obliged to transfer both rights to our patent portfolio that exists when the contract is executed and rights to its patent portfolio as it evolves over the contract term.
Deferred revenue that will be recognizable during the succeeding 12-month period is recorded as Deferred Revenue, and the remaining deferred revenue is recorded as Long-term deferred revenue on the Consolidated Balance Sheets.
Capitalized Contract Costs
We capitalize certain incremental costs incurred, such as commissions, in order to obtain new contracts with our customers if we expect to recover these costs. The capitalized contract costs are amortized on a straight-line basis over the term of the contract.
Advertising
Advertising costs (including obligations under cooperative marketing programs) are expensed as incurred and included in Sales and Marketing expense on Consolidated Statement of Operations and Comprehensive Income (Loss). Advertising expense was as follows (in thousands):

	Year ended December 31,
	2020	2019
Advertising expense	$180	$173

Research and Development
Research and development expenses primarily consisted of personnel-related costs, including payroll and stock-based compensation, outside consulting expenses and allocations of corporate overhead expenses. Research and development costs are expensed as incurred.

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
Software Development Costs
Costs for the development of new software products and substantial enhancements to existing software products associated with the development of products for sale are expensed to research and development expense until technological feasibility has been established, at which time any additional costs would be capitalized. We consider technological feasibility to be established upon completion of a working model of the software. Because we believe our current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.
Stock-based Compensation
We recognize stock-based compensation cost for shares, net of estimated forfeiture over the requisite service period of the award, which is the vesting period. We use the Black-Scholes Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. We estimate the fair value of market-performance based stock options and restricted stock units using a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Concentration of Credit Risks
Financial instruments that potentially subject to a concentration of credit risk principally consist of cash, cash equivalents, short term investments, and accounts receivable. We are also subject to a concentration of revenues given certain key licensees that contributed a significant portion of our total revenue. See Note 12. Segment Reporting, Geographic Information and Significant Customers of the Notes to Consolidated Financial Statements for more details on customer revenue concentration.
We invest primarily in money market accounts and highly liquid debt instruments purchased with an original or remaining maturity of greater than 90 days on the date of purchase. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand. We license technology primarily to companies in North America, Europe, and Asia. To reduce credit risk, management performs periodic credit evaluations of the financial conditions of our customer. We periodically evaluate potential credit losses to ensure adequate reserves are maintained, but historically we have not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. As such, our reserves for credit losses for the years ended December 31, 2020 and December 31, 2019 were not material due to our low credit risk.
Certain Significant Risks and Uncertainties
We operate in multiple industries and our operations can be affected by a variety of factors. For example, management believes that changes in any of the following areas could have a negative effect on our future financial position and results of operations: the mix of revenues; the loss of significant customers; fundamental changes in the technologies and our licensees’ products; market acceptance of our and our licensees’ products under development; development of sales channels; litigation or other claims in which we are involved; the ability to successfully assert its patent rights against others; the impact of changing economic conditions; the hiring, training, and retention of key employees; successful and timely completion of product and technology development efforts; and new product or technology introductions by competitors.
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

Our chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM approves budgets and allocates resources to and assesses our business performance using information about our revenue and operating loss. There is only one segment that is reported to management.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected based on historical events, current conditions and forecast information. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. We adopted ASU 2016-13 as of January 1, 2020. The adoption of this new accounting standard did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment is effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. We adopted ASU 2019-12 as of January 1, 2021. The adoption of this new accounting standard did not have a material impact on our consolidated financial statements.

2. REVENUE RECOGNITION
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Fixed fee license revenue	$5,472	$12,627
Per-Unit royalty revenue	24,704	23,016
Total royalty and license revenue	30,176	35,643
Development, services, and other	280	310
Total revenues	$30,456	$35,953

As of December 31, 2020, we had contract assets of $11.6 million included within Prepaid expenses and other current assets, and $4.6 million included within Other assets, net on the Consolidated Balance Sheets. As of December 31, 2019, we had contract assets of $13.1 million included within Prepaid expenses and other current assets, and $6.9 million included within Other assets on the Consolidated Balance Sheets.
Contract assets decreased by $3.8 million from January 1, 2020 to December 31, 2020, primarily due to actual royalties billed during the year.
Contracted Revenue
Based on contracts signed and payments received as of December 31, 2020, we expect to recognize $26.4 million revenue related to Performance Obligation B under our fixed fee license agreements, which are satisfied over time, including $14.4 million over one to three years and $12.0 million over more than three years.
Capitalized Contract Costs
During 2020, we capitalized $0.2 million of incremental costs incurred to obtain new contracts with customers.

3.  FAIR VALUE DISCLOSURES
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
Instruments based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy and include U.S. treasury securities.
Instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of December 31, 2020, and 2019, we did not hold any Level 3 instruments.
We had no other-than-temporary impairment charges recorded in the years ended December 31, 2020 and 2019.
Financial instruments measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 are classified based on the fair value hierarchy in the table below (in thousands):

	December 31, 2020			Total
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market accounts	$45,614	$—	$—	$45,614
Total assets at fair value [1]	$45,614	$—	$—	$45,614
(1) The above table excludes $13.9 million of cash held in banks.

	December 31, 2019			Total
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market accounts	$63,351	$—	$—	$63,351
U.S. Treasury securities	—	3,019	—	3,019
Total assets at fair value [2]	$63,351	$3,019	$—	$66,370
(2) The above table excludes $23.1 million of cash held in banks as of December 31, 2019.
The contractual maturity dates of our available-for-sale securities on December 31, 2019 and 2020 were all due within one year. There were no transfers of instruments between Level 1 and 2 during the years ended December 31, 2019 and 2020.
Money market accounts are classified as cash equivalents and U.S. Treasury securities (classified as available-for-sale securities), with maturity dates less than one year, are within short-term investments on our Consolidated Balance Sheets.

Short-term Investments
Short-term investments as of December 31, 2019 consisted of the following (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
U.S. Treasury securities	$3,018	$1	$—	$3,019
Total	$3,018	$1	$—	$3,019

4.   BALANCE SHEETS DETAILS
Cash and Cash Equivalents
Our cash and cash equivalent balances were as follows (in thousands):

	December 31,
	2020	2019
Cash	$13,908	$23,127
Money market funds	45,614	63,351
Cash and cash equivalents	$59,522	$86,478

Accounts and Other Receivables
Accounts and other receivables were as follows (in thousands):

	December 31,
	2020	2019
Trade accounts receivable	$1,618	$2,972
Other receivables	600	413
Accounts and other receivables	$2,218	$3,385

Allowance for credit losses as of December 31, 2020 and 2019 were not material.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in thousands)

	December 31,
	2020	2019
Prepaid expenses	$816	$933
Contract assets - current	11,623	13,128
Other current assets	171	17
	$12,610	$14,078

Property and Equipment, Net
Property and equipment, net are as follows (in thousands):

	December 31,
	2020	2019
Computer equipment and purchased software	$2,548	$3,011
Machinery and equipment	423	699
Furniture and fixtures	1,104	1,115
Leasehold improvements [1]	3,892	3,897
Total	7,967	8,722
Less accumulated depreciation and amortization [1]	(7,758)	(7,496)
Property and equipment, net	$209	$1,226
1 In the fourth quarter 2019, we announced our decision to exit the San Jose California facility (“SJ Facility”) by March 31, 2020. We accelerated the amortization of our SJ Facility leasehold improvements over the remaining estimated life to March 31, 2020. As of December 31, 2019, the net book value of the SJ Facility leasehold improvements was $0.9 million and it was fully amortized by March 31, 2020.

Other Assets, Net
Other assets, net are as follows (in thousands):

	December 31,
	2020	2019
Contract assets - Long-term	$4,596	$6,928
Lease right-of-use assets	1,607	2,202
Deferred tax assets	2,659	470
Other assets	138	—
Total other assets, net	$9,000	$9,600

Other Current Liabilities
Other current liabilities are as follows (in thousands):

	December 31,
	2020	2019
Accrued legal	$202	$1,077
Lease liabilities - current	1,382	1,150
Other current liabilities	873	1,251
Total other current liabilities	$2,457	$3,478

5. CONTINGENCIES
From time to time, we receive claims from third parties asserting that our technologies, or those of our licensees, infringe on the other parties’ IP rights. Management believes that these claims are without merit. Additionally, periodically, we are involved in routine legal matters and contractual disputes incidental to our normal operations. In management’s opinion, unless we disclosed otherwise, the resolution of such matters will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.
In the normal course of business, we provide indemnification of varying scope to customers, most commonly to licensees in connection with licensing arrangements that include our IP, although these provisions can cover additional matters.

Historically, costs related to these guarantees have not been significant, and we are unable to estimate the maximum potential impact of these guarantees on its future results of operations.
Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited
On April 28, 2017, Immersion and Immersion Software Ireland Limited (collectively, “Immersion”) received a letter from Samsung Electronics Co. (“Samsung”) requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016. On July 12, 2017, on behalf of Samsung, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. On July 16, 2020, the Korea Administrative Court issued its ruling in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on Samsung should be cancelled with some litigation costs to be borne by the Korean tax authorities. On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court occurred on November 11, 2020. A second hearing occurred on January 13, 2021. A third hearing is scheduled for March 21, 2021.

On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. Samsung is requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. On March 27, 2019, we received the final award. The award ordered Immersion to pay Samsung KRW 7,841,324,165 (approximately $6.9 million as of March 31, 2019) which we paid on April 22, 2019 and recorded in Long-term deposit on our Consolidated Balance Sheets. The award also denied Samsung’s claim for interest from and after May 2, 2017 and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454, which was paid in 2019.
We believe that there are valid defenses to all of the claims from the Korean tax authorities. We intend to vigorously defend against the claims from the Korean tax authorities. We expect to be reimbursed by Samsung to the extent we ultimately prevail in the appeal in the Korea courts. On March 31, 2019, $6.9 million was recorded as a deposit included in Long-term deposits on our Consolidated Balance Sheets. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Long-term deposits would be recorded as additional income tax expense on our Consolidated Statements of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.
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
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing is scheduled for April 8, 2021
We believe that there are valid defenses to the claims raised by the Korean tax authorities and that LGE’s claims are without merit. We intend to vigorously defend ourselves against these claims. In the event that we do not ultimately prevail in our appeal in the Korean courts, any payments to LGE with respect to withholding tax imposed on LGE by the Korean tax authorities as described in the previous paragraph would be recorded as additional income tax expense on the Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.

6. STOCK-BASED COMPENSATION
Stock Options and Awards
Our equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for employees, consultants, officers, and directors and to align stockholder and employee interests. We may grant time-based options, market condition-based options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”), performance shares, market condition-based performance restricted stock units (“PSUs”), and other stock-based equity awards to employees, officers, directors, and consultants. Under this program, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. Stock options generally vest over four years and expire seven years from the grant date. Market condition-based stock awards are subject to a market condition whereby the closing price of our common stock must exceed a certain level for a number of trading days within a specified time frame or the awards will be canceled before expiration. RSAs generally vests over one year. RSUs generally vest over three years. Awards granted other than a stock option or a stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued.
A summary of our equity incentive program is as follows (in thousands):

December 31, 2020
Common stock shares available for grant	3,254
Stock options outstanding	828
RSAs outstanding	130
RSUs outstanding	802
PSUs outstanding	250

Time-Based Stock Options
The following summarizes activities for the time-based stock options for the year ended December 31, 2020:

	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	967	$8.55	5.63	$16
Granted	456	7.58
Exercised	(76)	7.62
Canceled or expired	(519)	8.46
Outstanding as of December 31, 2020	828	$8.16	4.36	$2,628
Vested and expected to vest at December 31, 2020	734	$8.24	4.20	$2,273
Exercisable at December 31, 2020	362	$8.26	2.71	$887

Aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of our common stock for the options that were in-the-money.
For the year ended December 31, 2020 and 2019, the weighted average grant date fair value was $2.21 and $3.69, respectively. For the years ended December 31, 2020 and 2019, the aggregate intrinsic value of stock options exercised was $0.1 million and $0.2 million, respectively.

Restricted Stock Units
The following summarizes RSUs activities for the year ended December 31, 2020:

	Number of Restricted Stock Unis	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	945	$8.81	1.25	$7,020
Granted	515	5.95
Released	(367)	9.01
Forfeited	(291)	8.53
Outstanding at December 31, 2020	802	$6.98	1.00	$9,057
The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards
The following summarizes RSA activities for the year ended December 31, 2020:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2019	91	$7.45	0.45
Granted	142	6.43
Released	(71)	7.18
Forfeited	(32)	7.27
Outstanding at December 31, 2020	130	$6.53	0.45

Market Condition-Based Restricted Stock Units
In 2020, we granted 250,000 shares of PSUs to our executives. Each PSU represents the right to one share of our common stock. These equity awards will vest if the volume-weighted closing price of our common stock exceeds certain levels for a number of trading days within a specified time frame. These awards vest over four years, with 25% eligible for vesting on the first anniversary of the grant date and remaining shares vesting on quarterly basis over the following three years. We have 250,000 shares of PSUs outstanding as of December 31, 2020.

Employee Stock Purchase Plan
Under the 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the year ended December 31, 2020, 22,556 shares were purchased under the ESPP with average purchase price of $5.96. As of December 31, 2020, 230,881 shares were available for future purchase under the ESPP.

Stock-based Compensation Expense
Valuation and amortization methods
Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and ESPP for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Stock options	$1,062	$701
RSUs, RSAs and PSUs	3,638	4,692
ESPP	56	71
Total	$4,756	$5,464

Sales and marketing	$846	$947
Research and development	870	1,304
General and administrative	3,040	3,213
Total	$4,756	$5,464

We use the Black-Scholes-Merton option pricing model to determine the fair value of our time-based options and ESPP shares. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
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
We use the Monte Carlo Simulation model to value the stock options and restricted stock units with a market condition. Valuation techniques such as a Monte Carlo Simulation model have been developed to value path-dependent awards. The Monte Carlo Simulation model is a generally accepted statistical technique used, in this instance, to simulate a range of our future stock prices.
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
Risk-free interest rate — We base the risk-free interest rate that is used in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
Expected dividend — We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option-pricing model.
Forfeitures — We are required to estimate future forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option and RSU forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

The assumptions used to value options granted under our equity incentive program are as follows:

Time-based stock options:
	For the Year Ended December 31,
	2020	2019
Expected life (in years)	4.2	4.4
Volatility	52%	55%
Interest rate	1.0%	2.0%
Dividend yield	—	—

Market condition based restricted stock units:
	For the Year Ended December 31,
	2020	2019 [1]
Expected life (in years)	1.2	N/A
Volatility	52%	N/A
Interest rate	1.0%	N/A
Dividend yield	—	N/A
(1) No market condition based restricted stock units were granted during the year ended December 31, 2019.
As of December 31, 2020, there was $6.6 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.9 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

7. STOCKHOLDERS’ EQUITY
Stock Repurchase Program
On November 1, 2007, our Board of Directors (the “Board”) authorized the repurchase of up to $50 million of our common stock (the “Stock Repurchase Program”). In addition, on October 22, 2014, the Board authorized another $30 million under the Stock Repurchase Program. We may repurchase our common stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization has no expiration date, does not require us to repurchase a specific number of shares, and may be modified, suspended, or discontinued at any time.
In 2020, we repurchased approximately 4.9 million shares of our common stock for $30.6 million at an average cost of $6.21 per share. In December 2019, we repurchased 0.4 million shares of our common stock for $2.7 million at the average cost of $7.08 per share. As of December 31, 2020, we have no amount available for repurchase under the Stock Repurchase Program.

8. INCOME TAXES
Income tax benefit from (provisions for) the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	For the Year Ended December 31,
	2020	2019
Income (loss) before provision for income taxes	$3,159	$(19,573)
Benefit from (provision for) income taxes	2,242	(471)
Effective tax rate	(71.0)%	(2.4)%

The 2020 and 2019 benefit from (provision for) income taxes resulted primarily from estimated foreign taxes, foreign withholding tax expense and the release of a $2.2 million valuation allowance from one of our foreign entities in 2020.
The components of our income (loss) before benefit from (provision for) income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Domestic	$(4,602)	$(17,970)
Foreign	7,761	(1,603)
Total	$3,159	$(19,573)

The benefit from (provisions for) income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2020	2019
Current:
U.S, federal	—	$—
States and local	(3)	(3)
Foreign	(114)	(190)
Total current	$(117)	$(193)
Deferred:
U.S, federal	—	—
States and local	—	—
Foreign	2,359	(278)
Total deferred	2,359	(278)
Total benefit from (provision for) income taxes	$2,242	$(471)

On July 27, 2015, a U.S. Tax Court opinion (Altera Corporation et. al v. Commissioner) concerning the treatment of stock-based compensation expense in an intercompany cost sharing arrangement was issued. In its opinion, the U.S. Tax Court accepted Altera's position of excluding stock-based compensation from its intercompany cost sharing arrangement. On February 19, 2016, the IRS appealed the ruling to the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). On July 24, 2018, the Ninth Circuit reversed the 2015 decision of the U.S. Tax Court that had found certain Treasury regulations related to stock-based compensation to be invalid. On August 7, 2018, the Ninth Circuit withdrew its July 24, 2018 opinion to allow a reconstituted panel to confer on the decision. This reconstituted panel reconsidered the validity of the cost sharing regulations at issue. The regulations at issue require related entities to share the cost of employee stock compensation in order for their cost-sharing arrangements to be classified as “qualified cost-sharing arrangements” and to avoid potential IRS adjustment. On June 7, 2019, the reconstituted panel of the Ninth Circuit upheld the 2018 decision of the Ninth Circuit, concluding stock-based compensation must be included in intercompany cost sharing agreements for the agreements to be classified as “qualified cost-sharing arrangements”. On July 22, 2019, Altera filed a petition for an en banc rehearing with the Ninth Circuit which was denied. On February 10, 2020, Altera filed an appeal with the United States Supreme Court (the “Supreme Court”) for review. We will continue to monitor ongoing developments and potential impacts to our consolidated financial statements. On June 22, 2020, the Supreme Court announced that it was denying the petition for certiorari for Altera Corporation & Subsidiaries v. Commissioner, 926 F.3d. 1061 (2019). The denial to hear the case puts an end to the Altera’s Ninth Circuit stock-based compensation challenge. As such, we have made corresponding provisions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions. We analyzed the provisions of the CARES Act and determined there was no net effect on our provision for the year ended December 31, 2020.

On December 22, 2017, the Tax Act was passed into law. Among other changes, the Tax Act reduced the US federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. In addition, the Act introduced the Base Erosion and Anti-Abuse Tax (the “BEAT”), which creates a new tax on certain related-party payments. We concluded that we have not met the threshold requirements of the BEAT. On July 9, 2020, the Internal Revenue Service issued final regulations regarding deductions for global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”). On July 9, 2020, the Treasury Department released final regulations ("TD 9901") under IRC Section 250, which allows an annual deduction to a domestic corporation for its foreign-derived intangible income ("FDII") and global intangible low-taxed income ("GILTI") inclusion. The final guidance is not expected to have a material impact on our condensed consolidated financial statements. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740 Income Taxes ("ASC 740"), we will recognize any effects of the guidance in the period that such guidance is issued.

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards.

Significant components of the net deferred tax assets and liabilities consisted of (in thousands);

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$9,239	$4,936
State income taxes	1	1
Deferred revenue	5,426	6,291
Research and development and other credits	8,638	8,282
Reserve and accruals recognized in different periods	1,027	1,128
Capitalized research and development expenses	3,318	3,447
Depreciation and amortization	3,134	3,636
Lease liability	351	806
Total deferred tax assets	31,134	28,527
Valuation allowance	(28,475)	(28,057)
Net deferred tax assets	2,659	470
Deferred tax liabilities:
Right of use lease assets	(344)	(466)
Foreign credits	(14)	(23)
Other deferred tax liabilities	—	(40)
Total deferred tax liabilities	(358)	(529)
Net deferred taxes	$2,301	$(59)

We account for deferred taxes under ASC 740 which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization ("MLTN") threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2020, based on our assessment of the realizability of our deferred tax assets, we continued to maintain a full valuation allowance against all of our U.S. federal and state net deferred tax assets. The valuation allowance for Ireland subsidiary was released based on the profitability analysis of the cumulative 12-quarter actual period and the projection for the next 3-year period.

As of December 31, 2020, the net operating loss carryforwards for federal and state income tax purposes were approximately $21.7 million and $53.0 million, respectively. The state net operating losses begin to expire in 2029. The federal net operating losses for tax years after 2017 can be carried forward indefinitely. As of December 31, 2020, we had federal and state tax credit carryforwards of approximately $6.4 million and $2.6 million, respectively, available to offset future tax liabilities. The federal credit carryforwards will expire between 2020 and 2039 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2020, we have Canadian research and development credit carryforwards of $1.7 million, which will expire at various dates through 2040. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.
Section 382 of the Internal Revenue Code (“IRC Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses and credit carryforwards if it experiences an “ownership change” as defined by IRC Section 382. Utilization of a portion of our federal net operating loss carryforward was limited in accordance with IRC Section 382, due to an ownership change that occurred during 1999. This limitation has fully lapsed as of December 31, 2010. As of December 31, 2020, we conducted an IRC Section 382 analysis with respect to our net operating loss and credit carryforwards and determined there was no limitation. There can be no assurance that future issuances of our securities will not trigger limitations under IRC Section 382 which could limit utilization of these tax attributes.
The reconciliation between the effective federal statutory rate and our effective tax rates are as follows:

	For the Year Ended December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
Foreign withholding	2.0%	(0.3)%
Stock-based compensation expense	12.9%	(11.3)%
Foreign rate differential	(33.0)%	(2.6)%
Prior year true-up items	1.1%	0.2%
Tax reserves	(4.0)%	(2.1)%
Other	0.1%	(1.3)%
FTC conversion true up	(10.3)%	(5.9)%
State taxes, net of federal benefit	0.1%	—%
Global intangible low-taxed income	21.0%	—%
Nondeductible officers compensation	3.5%	(0.2)%
Irish corporation restructure	(169.2)%	—%
Valuation allowance	83.8%	0.1%
Effective tax rate	(71.0)%	(2.4)%

Undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, we are subject to withholding taxes payable to various foreign countries. As of December 31, 2020, any foreign withholding taxes on the undistributed earnings of our foreign subsidiaries were immaterial.

We maintain liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Balance at beginning of year	$4,826	$4,611
Gross increases for tax positions of prior years	—	394
Gross increases for tax positions of current year	10	34
Lapse of statute of limitations	(311)	(213)
Balance at end of year	$4,525	$4,826

The unrecognized tax benefits relate primarily to federal and state research and development credits and intercompany profit on the transfer of certain IP rights to one of our foreign subsidiaries as part of our tax reorganization completed in 2015. We account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2020, we accrued no interest or penalties related to uncertain tax positions. As of December 31, 2020, we had no unrecognized tax benefits that would affect our effective tax rate.
Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2001 through the current period.

9. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for any dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes stock options, stock awards and ESPP.
The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	For the Year Ended December 31,
	2020	2019
Numerator:
Net income (loss)	$5,401	$(20,044)
Denominator:
Weighted-average common stock outstanding, basic	28,117	31,529
Dilutive potential common shares:
Stock options, stock awards and ESPP	360	—
Total shares, diluted	28,477	31,529
Basic net income (loss) per share	$0.19	$(0.64)
Diluted net income (loss) per share	$0.19	$(0.64)

We include the underlying market condition stock awards in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.
For the years ended December 31, 2020 and 2019, we had stock options, RSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	For the Year Ended December 31,
	2020	2019
Stock options	1,236	967
Stock awards	—	1,036
	1,236	2,003

10. LEASES
We adopted ASC 842, Leases, on January 1, 2019. We lease all of our office space pursuant to operating lease and sublease arrangements, which expire at various dates through February 29, 2024. We recognize lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We combine lease and non-lease components for new and reassessed leases. We apply discount rates to operating leases using a portfolio approach.
Below is a summary of our ROU assets and lease liabilities as of December 31, 2020 and 2019, respectively (in thousands):

		December 31,
	Balance Sheets Classification	2020	2019
Assets
Right-of-use assets	Other assets	$1,607	$2,202
Liabilities
Operating lease liabilities - current	Other current liabilities	1,382	1,150
Operating lease liabilities - long-term	Other long-term liabilities	1,677	2,664
Total lease liabilities		$3,059	$3,814

The table below provides supplemental information related to operating leases during the years ended December 31, 2020 and 2019 (in thousands except for lease term):

	For the Year Ended December 31,
	2020	2019
Cash paid within operating cash flow	$1,431	$1,178
Weighted average lease terms (in years)	2.25	3.35
Weighted average discount rates	3.50%	3.25%

On January 31, 2020, we entered into an agreement to lease approximately 5,000 square feet of office space in San Francisco, California (“SF Facility”). This facility is used for administrative functions. The lease commenced in the first quarter of 2020 and expires in 2022. In the first quarter of 2020, we recorded a lease liability of $0.6 million, which represents the present value of the lease payments using an estimated incremental borrowing rate of 3.50%. We also recognized lease right-of-use assets (“ROU”) of $0.6 million which represents our right to use an underlying asset for the lease term. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.
As a result of COVID-19, we implemented work-from-home policy in the first quarter of 2020. Our San Francisco office has been closed since the first quarter of 2020 and we expect our San Francisco-based employees to continue to work-from-home in the foreseeable future. We have been actively seeking a sublease tenant for the SF Facility. In the fourth quarter of 2020, we recorded $0.3 million impairment charge to the SF Facility ROU asset.
On November 12, 2014, we entered into an amendment to the lease of approximately 42,000 square feet office space in San Jose, California facilities (“SJ Facility”). The lease commenced in May 2015 and expires as of April 2023.
During 2019, we began to shift general and administrative, research and development and executive functions and employees from the SJ Facility to our San Francisco, California and Montreal, Canada offices. In the fourth quarter of 2019, we announced our decision to exit the SJ Facility by March 31, 2020. We accelerated the amortization of our SJ Facility leasehold improvements over their remaining estimated life. The SJ Facility leasehold improvements were fully amortized by March 31, 2020. In the fourth quarter of 2019, we recorded a $0.9 million impairment charge to the SJ Facility ROU asset.
On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. (“Neato”) for the SJ Facility. This sublease commenced in June 2020 and ends on April 30, 2023 which is the lease termination date of the original SJ Facility lease. In accordance with provisions of ASC 842 Leases (“ASC 842”), we treated the sublease as a separate lease as we were not relieved of the primary obligation under the original lease. We continue to account for the original SJ Facility, as a lessee, in the same manner as prior to the commencement date of the sublease. We accounted for the sublease as a lessor of the lease. We classified the sublease as an operating lease as it did not meet the criteria of a Sale-Type or Direct Financing lease.
At the commencement date of the sublease, we recognized initial direct costs of $0.3 million. These deferred costs will be amortized over the term of the sublease payments. As of December 31, 2020, $0.1 million was recorded in Prepaid expenses and other current assets and $0.1 million was recorded in Other assets on our Consolidated Balance Sheets.
We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Consolidated Statements of Operations and Comprehensive Income (Loss) over the lease terms. During the years ended December 31, 2020 and 2019, our net operating lease expenses are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Operating lease cost	$1,139	$1,120
Sublease income	(585)	—
Total lease cost	$554	$1,120

Minimum future lease payments obligations as of December 31, 2020 are as follows (in thousands):

For the Years Ending December 31,
2021	$1,510
2022	1,231
2023	460
2024	25
Total	$3,226

Future lease payments from our sublease agreement as of December 31, 2020 are as follows (in thousands):

For the Years Ending December 31,
2021	$1,046
2022	1,077
2023	351
Total	$2,474

11. EMPLOYEE BENEFITS
We have a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Employees’ contributions may be matched at our discretion. In 2019, we matched 50% of the employees’ contribution up to $4,000. In the first quarter of 2020, as one of the COVID-19 related cost cutting initiatives, we temporarily suspended the 401 (k) match. A summary of 401(k) contribution for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Contribution to 401(k) plan	$48	$125

In 2020, in conjunction with the transition of certain research and development and administration functions from San Jose, California to Montreal, Canada, we recorded a $0.5 million one-time charge for termination benefits for the employees impacted by this transition. We paid all the termination benefits during 2020. As of December 31, 2020, we have no accrued termination benefits.

12. SEGMENT REPORTING, GEOGRAPHIC INFORMATION, AND SIGNIFICANT CUSTOMERS
Revenue by Market Area

The following is a summary of revenues by market areas. Revenue as a percentage of total revenues by market are as follows:

	For the Year Ended December 31,
	2020	2019
Mobile, Wearables, and Consumer	69%	63%
Gaming Devices	15%	16%
Automotive	15%	21%
Other	1%	—%
Total	100%	100%

Geographic Revenue
Revenues are broken out geographically by the location of the customer. A summary of revenue by region as a percentage of total revenues are as follows:

	For the Year Ended December 31,
	2020	2019
Asia	76%	65%
North America	16%	28%
Europe	8%	7%
Total	100%	100%

A summary of revenue by country as a percentage of total revenues are as follows:

	For the Year Ended December 31,
	2020	2019
Korea	49%	45%
Japan	18%	17%
United States of America	16%	28%
Other countries with less than 10% in a year	17%	10%
Total	100%	100%

Property and Equipment, net by Country
Property and equipment, net by geographic areas as a percentage of total property and equipment, net are as follows:

	December 31,
	2020	2019
Canada	68%	15%
United States of America	32%	85%
Total	100%	100%

Significant Customers
During the years ended December 31, 2020 and 2019, one customer accounted for 40% and 27% of our total revenue, respectively.
A summary of customers with 10% or greater of our outstanding accounts and other receivables are as follows:

	December 31,
	2020	2019
Customer A	39%	22%
Customer B	33%	*
Customer C	15%	*
Customer D	10%	*
* Represents less than 10% of our total accounts and other receivables.
13. Related Party Transaction

During 2020, we paid $0.2 million to Viex Capital Advisors, LLC ("Viex") as reimbursement of fees and expenses incurred in connection with the nomination of candidates for membership on the Board, the preparation of proxy materials and other communications, as well as fees and expenses related to a signed letter of agreement at which time Viex owned more than 5% of our common stock. In March 2020, the managing member of Viex joined our Board of Directors.

14. Subsequent Event

On February 3, 2021, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission which became effective on February 9, 2021. The shelf registration statement is intended to provide us with financial flexibility to raise capital from the offering of up to $250 million of common stock, preferred stock, warrants, depository shares, units and/or debt securities, conducted in one or multiple offerings while the shelf registration statement is effective.

We intend to use the net proceeds from the sale of the securities offered by this prospectus for general corporate purposes.

On February 11, 2021, we entered into an equity distribution agreement ("Distribution Agreement") with an investment banking firm to issue and sell shares up to $50 million in aggregated offering price of our common stock. In accordance with the terms of the Distribution Agreement, we will pay 2.25% commission on the gross sales proceeds from common stock sold, and we will also provide customary indemnification rights and reimburse legal fees and disbursements. The Distribution Agreement may be terminated by either party upon prior written notice to the other party, or at any time under certain circumstances. We are not obligated to sell any shares under the Distribution Agreement.

As of March 3, 2021, we sold 3.3 million shares of our common stock and we received net proceeds of approximately $36.3 million from the offering after deducting commissions and other estimated offering expense.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Control and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of December 31, 2020, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.
Our management, including our Interim Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Immersion have been detected.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Interim Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on these criteria.
Changes in internal control over financial reporting
There were no changes to internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 10.   Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to executive officers is incorporated by reference from the sections entitled “Election of Directors”, “Corporate Governance”, “Ownership of Our Equity Securities”, and “Audit Committee Report” in Immersion’s definitive Proxy Statement for its 2021 annual stockholders’ meeting.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in Immersion’s definitive Proxy Statement for its 2021 annual stockholders’ meeting and is incorporated herein by reference.
We have adopted a code of ethics applicable to our employees including our principal executive, financial and accounting officers, and it is available free of charge, on our website’s investor relations page. To view the code of ethics, go to ir.immersion.com, click on “Download Library” and click on “Governance.” Future amendments or waivers relating to the code of ethics will be disclosed on the webpage referenced in this paragraph within 4 business days following the date of such amendment or waiver.

Item 11.   Executive Compensation
The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors”, “Director Compensation”, “Corporate Governance”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, and “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2021 annual stockholders’ meeting.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the section entitled “Ownership of Our Equity Securities” and “Equity Compensation Plan Information” in Immersion’s definitive Proxy Statement for its 2021 annual stockholders’ meeting.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the section entitled “Corporate Governance” and “Related Person Transactions” in Immersion’s definitive Proxy Statement for its 2021 annual stockholders’ meeting.

Item 14.   Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2021 annual stockholders’ meeting.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
The following documents are filed as part of this Form:

1	Financial Statements

2	Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3	Exhibits:
The following exhibits are filed herewith:

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016	8-K	000-27969	3.1	November 4, 2016
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	December 27, 2017
4.1		Description of Securities					X
10.1	*	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder	S-1/A	333-86361	10.21	October 5, 1999
10.2	#	License Agreement dated as of July 25, 2003 by and between Microsoft Corporation and Immersion Corporation	S-3/A	333-108607	10.4	February 13, 2004
10.3	*	Form of Indemnity Agreement	S-3/A	333-108607	10.11	March 25, 2004
10.4	*	2007 Equity Incentive Plan	8-K	000-27969	99.1	June 12, 2007
10.5	*	Form of Stock Option Agreement (U.S. Participant) for 2007 Equity Incentive Plan	8-K	000-27969	99.4	June 12, 2007
10.6	*	Form of Stock Option Agreement (Non-U.S. Participant) for 2007 Equity Incentive Plan	8-K	000-27969	99.5	June 12, 2007
10.7	*	Form of 2020 Executive Incentive Plan					X
10.8	*	Description of Compensation Reductions for Directors and Officers as disclosed in the Company’s Form 8-K filed with the SEC on April 7, 2020	8-K	000-38334	N/A	April 7, 2020
10.9	*	Description of Cancellation of the Company’s 2020 Executive Incentive Plan as disclosed in the Company’s Form 8-K filed with the SEC on July 1, 2020	8-K	001-38334	N/A	July 1, 2020
10.10	*	Immersion Corporation 2011 Equity Incentive Plan, as amended April 24, 2019	8-K	001-38334	10.1	June 18, 2019
10.11	*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.	S-8	333-233353	4.4	August 19, 2019
10.12	*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.3	August 5, 2011
10.13	*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.	S-8	333-233353	4.6	August 19, 2019
10.14	*	Form of Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan					X
10.15		Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	10.2	November 7, 2011

10.16		First Amendment to Office Lease dated November 12, 2014 by and between Immersion Corporation and BSREP Rio Robles LLC	8-K	000-27969	10.1	November 14, 2014
10.17	#	Settlement and License Agreement, dated as of January 26, 2018, by and between Immersion Corporation and Apple Inc.	10-Q/A	01-38334	10.2	July 31, 2018
10.18	*	Amendment No. 1 to Employment Agreement, dated February 27, 2020, between Immersion Corporation and Ramzi Haidamus	10-Q	001-38334	10.1	November 6, 2020
10.19	*	Amendment No. 2 to Employment Agreement, dated June 25, 2020, between Immersion Corporation and Ramzi Haidamus	10-Q	001-38334	10.2	November 6, 2020
10.20	*	Separation Agreement and General Release, dated as of November 3, 2020, by and between Immersion Corporation and Ramzi Haidamus	8-K	001-38334	10.1	November 5, 2020
10.21		Settlement and License Agreement, dated as of May 12, 2019, by and between Immersion Corporation and Samsung Electronics Co. Ltd	10-Q	001-38334	10.1	August 14, 2019
10.22	*	Offer Letter, dated as of April 29, 2019, by and between Immersion Corporation and Michael Okada	10-Q	001-38334	10.4	August 14, 2019
10.23	*	Retention and Ownership Change Event Agreement, effective as of May 6, 2019, by and between Immersion Corporation and Michael Okada	10-Q	001-38334	10.5	August 14, 2019
10.24
Letter Agreement, dated March 5, 2020, by and between Immersion Corporation, a Delaware corporation, on one hand, and VIEX Capital Advisors, LLC, VIEX Opportunities Fund, LP - Series One, VIEX Opportunities Fund, LP - Series Two, VIEX GP, LLC, VIEX Special Opportunities Fund II, LP, VIEX GP, LLC, VIEX Special Opportunities GP II, LLC and Eric SingerLetter Agreement, dated March 5, 2020, by and between Immersion Corporation, a Delaware corporation, on one hand, and VIEX Capital Advisors, LLC, VIEX Opportunities Fund, LP - Series One, VIEX Opportunities Fund, LP - Series Two, VIEX GP, LLC, VIEX Special Opportunities Fund II, LP, VIEX GP, LLC, VIEX Special Opportunities GP II, LLC and Eric Singer
			8-K	001-38334	10.1	March 9, 2020
10.25		Sublease, dated March 12, 2020, by and between Immersion Corporation and Neato Robotics, Inc.	10-Q	001-38334	10.3	May 8, 2020
10.26		First Amendment to Sublease, dated May 1, 2020, by and between Immersion Corporation and Neato Robotics, Inc.	10-Q	001-38334	10.4	May 8, 2020
10.27		Office Lease, dated as of February 23, 2020, between 330 Townsend (SF) Owner, LLC and Immersion Corporation	10-Q	001-38334	10.1	May 8, 2020
10.28	*	Offer Letter, dated as of December 2, 2019, by and between Immersion Corporation and Aaron Akerman	10-K	001-38334	10.21	March 6, 2020
10.29	*	Retention and Ownership Change Event Agreement, effective as of December 11, 2019, by and between Immersion Corporation and Aaron Akerman	10-K	001-38334	10.22	March 6, 2020
10.30	*	Description of Compensation for Jared Smith as disclosed in the Company’s Form 8-K filed with the SEC on November 16, 2020	8-K	001-38334	N/A	November 16, 2020

10.31	*	Retention and Ownership Change Event Agreement, effective as of September 10, 2019, by and between Immersion Corporation and Jared Smith					X
16.1		Letter from Deloitte & Touche LLP, dated April 9, 2020	8-K	001-38334	16.1	April 13, 2020
21.1		Subsidiaries of Immersion Corporation.					X
23.1		Consent of Armanino LLP, Independent Registered Public Accounting Firm, with respect to the fiscal year ended December 31, 2020.					X
23.2		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, with respect to the fiscal year ended December 31, 2019.					X
31.1		Certification of Jared Smith, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	+	Certification of Jared Smith, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	+	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS		XBRL Report Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Label Linkbase Document					X
101.PRE		XBRL Presentation Linkbase Document					X
140	+	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.					X
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
Date: March 5, 2021

IMMERSION CORPORATION

By	/S/ AARON AKERMAN
Aaron Akerman
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jared Smith and Aaron Akerman, jointly and severally, his or her his Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JARED SMITH	Interim Chief Executive Officer	March 5, 2021
Jared Smith

/S/ AARON AKERMAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2021
Aaron Akerman

/S/ ERIC SINGER	Executive Chairman of the Board and Director	March 5, 2021
Eric Singer

/S/ SUMIT AGARWAL	Director	March 5, 2021
Sumit Agarwal

/S/ STEPHEN DOMENIK	Director	March 5, 2021
Stephen Domenik

/S/ FRANZ FINK	Director	March 5, 2021
Franz Fink

/S/ MATTHEW FREY	Director	March 5, 2021
Matthew Frey

/S/ SHARON HOLT	Director	March 5, 2021
Sharon Holt

/S/WILLIAM C. MARTIN	Director	March 5, 2021
William C. Martin