Form 10-Q
period 2021-03-31
IMMERSION CORP
filed 2021-05-07
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒(Do not check if a smaller reporting company)	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of shares of common stock outstanding at April 30, 2021 was 30,885,541.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$102,624	$59,522
Accounts and other receivables	2,034	2,218
Prepaid expenses and other current assets	11,213	12,610
Total current assets	115,871	74,350
Property and equipment, net	254	209
Long-term deposits	12,296	12,571
Other assets	7,987	9,000
Total assets	$136,408	$96,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$469	$149
Accrued compensation	933	1,001
Other current liabilities	2,718	2,457
Deferred revenue	5,098	5,173
Total current liabilities	9,218	8,780
Long-term deferred revenue	20,183	21,334
Other long-term liabilities	1,709	2,035
Total liabilities	31,110	32,149
Contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 43,020,610 and 39,161,214 shares issued, respectively; 30,877,177 and 27,017,781 shares outstanding, respectively	298,037	258,756
Accumulated other comprehensive income	122	122
Accumulated deficit	(111,128)	(113,164)
Treasury stock at cost: 12,143,433 and 12,143,433 shares, respectively	(81,733)	(81,733)
Total stockholders’ equity	105,298	63,981
Total liabilities and stockholders’ equity	$136,408	$96,130
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Royalty and license	$7,068	$6,182
Development, services, and other	91	75
Total revenues	7,159	6,257
Costs and expenses:
Cost of revenues	29	44
Sales and marketing	1,106	1,716
Research and development	1,307	1,689
General and administrative	2,224	7,356
Total costs and expenses	4,666	10,805
Operating income (loss)	2,493	(4,548)
Interest and other income (loss), net	(316)	(228)
Income (loss) before provision for income taxes	2,177	(4,776)
Provision for income taxes	(141)	(52)
Net income (loss)	$2,036	$(4,828)
Basic net income (loss) per share	$0.07	$(0.16)
Shares used in calculating basic net income (loss) per share	28,579	31,006
Diluted net income (loss) per share	$0.07	$(0.16)
Shares used in calculating diluted net income (loss) per share	29,180	31,006
Other comprehensive income (loss)
Change in unrealized gains (loss) on short-term investments	—	(2)
Total other comprehensive income (loss)	—	(2)
Total comprehensive income (loss)	$2,036	$(4,830)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2020	39,161,214	$258,756	$122	$(113,164)	12,143,433	$(81,733)	$63,981
Net income				2,036			2,036
Issuance of stock for ESPP purchases	15,543	89					89
Exercise of stock options, net of shares withheld for employee taxes	306,987	2,724					2,724
Release of restricted stock units and awards	227,055						—
Shares issued in connection with public offering, net of offering costs	3,309,811	35,937					35,937
Stock-based compensation		531					531
Balances at March 31, 2021	43,020,610	$298,037	$122	$(111,128)	12,143,433	$(81,733)	$105,298

	Three Months Ended March 31, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2019	38,624,784	$253,289	$124	$(118,565)	7,210,456	$(51,091)	$83,757
Net loss				(4,828)			(4,828)
Unrealized gain on available-for-sale securities, net of taxes			(2)				(2)
Repurchase of stock					2,012,766	(11,975)	(11,975)
Issuance of stock for ESPP purchases	10,162	63					63
Release of restricted stock units and awards	189,735						—
Stock-based compensation		729					729
Balances at March 31, 2020	38,824,681	$254,081	$122	$(123,393)	9,223,222	$(63,066)	$67,744

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in) operating activities:
Net income (loss)	$2,036	$(4,828)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	192	1,178
Stock-based compensation	531	729
Foreign currency remeasurement losses	280	361
Other	24	34
Changes in operating assets and liabilities:
Accounts and other receivables	184	(2,202)
Prepaid expenses and other current assets	1,396	4,820
Long-term deposits	—	(361)
Other assets	843	339
Accounts payable	305	122
Accrued compensation	(68)	(855)
Other current liabilities	280	422
Deferred revenue	(1,226)	(1,302)
Other long-term liabilities	(367)	227
Net cash provided by (used in) operating activities	4,410	(1,316)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of short-term investments	—	3,000
Purchases of property and equipment	(57)	(21)
Net cash provided by (used in) investing activities	(57)	2,979
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net	35,937	—
Cash paid for purchases of treasury shares	—	(11,975)
Proceeds from issuance of common stock under employee stock purchase plan	89	63
Proceeds from stock options exercises	2,723	—
Net cash provided by (used in) financing activities	38,749	(11,912)
Net increase (decrease) in cash and cash equivalents	43,102	(10,249)
Cash and cash equivalents:
Beginning of period	59,522	86,478
End of period	$102,624	$76,229
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13	$19
Supplemental disclosure of non-cash operating, investing, and financing activities:
Release of restricted stock units and awards under company stock plan	$2,367	$1,356
Leased assets obtained in exchange for new operating lease liabilities	$—	$577

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
In response to certain anticipated impacts from the COVID-19 pandemic, we implemented a series of cost reduction initiatives in the first half of 2020 to further preserve financial flexibility. These actions include: reductions of the base salaries and cash compensation of company executives and board members; cancellation and reduction in the 2020 executive and employee bonus plans; renegotiated professional services fees from third-party services providers; relocation of certain positions to lower-cost regions; temporarily suspended company matching of our employee retirement savings plan and taking advantage of the broad-based employer relief provided by the governments.
In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During the three months ended March 31, 2021, we recorded $0.1 million in government subsidies as a reduction to operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Immersion Corporation and our wholly-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. GAAP and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of the condensed consolidated financial statements. Significant estimates include revenue recognition, useful lives of property and equipment, valuation of income taxes including uncertain tax provisions, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standard Board (the "FASB") issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The amendment is effective for public companies with fiscal years beginning after December 15, 2020; early adoption is permitted. We adopted this new guidance in the first quarter of 2021. This adoption did not have material impact on our condensed consolidated financial statements.

2. REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the disaggregation of our revenue for the three months ended March 31, 2021 and 2020 (in thousands).

	Three Months Ended March 31,
	2021	2020
Fixed fee license revenue	$1,275	$1,287
Per-unit royalty revenue	5,793	4,895
Total royalty and license revenue	7,068	6,182
Development, services, and other revenue	91	75
Total revenue	$7,159	$6,257

Per-unit Royalty Revenue

We record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. As we generally do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain constraints on our ability to estimate such amounts. We develop such estimates based on a combination of available data including, but not limited to, approved customer forecasts, a look back at historical royalty reporting for each of our customers, and industry information available for the licensed products.

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. We recorded $0.5 million and
$0.1 million adjustments to decrease royalty revenue during the three months ended March 31, 2021 and 2020, respectively.

Contract Assets

As of March 31, 2021, we had contract assets of $10.2 million included within Prepaid expenses and other current assets, and $3.8 million included within Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2020, we had contract assets of $11.6 million included within Prepaid expenses and other current assets, and $4.6 million included within Other assets, on the Condensed Consolidated Balance Sheets.

Contract assets decreased by $2.3 million from December 31, 2020 to March 31, 2021, primarily due to actual royalties billed during the three months ended March 31, 2021.

Contract Revenue

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

Based on contracts signed and payments received as of March 31, 2021, we expect to recognize $25.2 million in revenue related to Performance Obligation B under our fixed fee license agreements, which is satisfied over time, including $13.2 million over one to three years and $12.0 million over more than three years.

Capitalized Contract Costs

During the three months ended March 31, 2021, we capitalized $0.1 million of incremental costs incurred to obtain new contracts with customers.

3. FAIR VALUE MEASUREMENTS

Cash and Cash Equivalents

Our financial instruments measured at fair value on a recurring basis consisted of money market funds. We value these securities based quoted prices in active markets for identical assets.

Financial instruments are valued based on quoted market prices in active markets include mostly money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

Instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy and include U.S. treasury securities. We had no Level 2 instruments at March 31, 2021 and December 31, 2020.

Instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of March 31, 2021 and December 31, 2020, we did not hold any Level 3 instruments.

Our financial instruments consisted of money market accounts as of March 31, 2021 and December 31, 2020 are classified as cash equivalents.

Financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are classified based on the valuation technique in the table below (in thousands):

	March 31, 2021
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$70,616	$—	$—	$70,616
Total assets at fair value (1)	$70,616	$—	$—	$70,616
(1) The above table excludes $32.0 million of cash held in banks.

	December 31, 2020
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets:
Money market accounts	45,614	$—	$—		$45,614
Total assets at fair value (2)	$45,614	$—	$—	0	$45,614
(2) The above table excludes $13.9 million of cash held in banks.

4. BALANCE SHEETS DETAILS

Cash and Cash Equivalents

Our cash and cash equivalent balances were as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash	$32,008	$13,908
Money market funds	70,616	45,614
Cash and cash equivalents	$102,624	$59,522

Accounts and Other Receivables
Accounts and other receivables consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Trade accounts receivable	$1,402	$1,618
Other receivables	632	600
Accounts and other receivables	$2,034	$2,218

Allowance for credit losses as of March 31, 2021 and December 31, 2020 were not material.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	846	816
Contract assets - current	10,172	11,623
Other current assets	195	171
Prepaid expenses and other current assets	11,213	12,610

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Contract assets - long-term	$3,776	$4,596
Right-of-use ("ROU") assets	1,439	1,607
Deferred tax assets	2,659	2,659
Other assets	113	138
Total other assets	$7,987	$9,000

Other Current Liabilities

Other current liabilities are as follows (in thousands):

	March 31, 2021	December 31, 2020
Lease liabilities - current	1,365	1,382
Other current liabilities	1,353	1,075
Total other current liabilities	$2,718	$2,457

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

Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited

On April 28, 2017, Immersion and Immersion Software Ireland Limited (collectively, “Immersion”) received a letter from Samsung Electronics Co. (“Samsung”) requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016. On July 12, 2017, on behalf of Samsung, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. On July 16, 2020, the Korea Administrative Court issued its ruling in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on Samsung should be cancelled with some litigation costs to be borne by the Korean tax authorities. On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court occurred on November 11, 2020. A second hearing occurred on January 13, 2021. A third hearing occurred on March 21, 2021. The Korea High Court indicated that a final decision is expected on May 28, 2021, but reserved the right to delay the date of the decision.

On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. Samsung is requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. On March 27, 2019, we received the final award. The award ordered Immersion to pay Samsung KRW 7,841,324,165 (approximately $6.9 million as of March 31, 2019) which we paid on April 22, 2019 and recorded in Long-term deposit on our Condensed Consolidated Balance Sheets. The award also denied Samsung’s claim for interest from and after May 2, 2017 and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454, which was paid in 2019.

We believe that there are valid defenses to all of the claims from the Korean tax authorities. We intend to vigorously defend against the claims from the Korean tax authorities. We expect to be reimbursed by Samsung to the extent we ultimately prevail in the appeal in the Korea courts. On March 31, 2019, $6.9 million was recorded as a deposit included in Long-term deposits on our Condensed Consolidated Balance Sheets. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Long-term deposits would be recorded as additional income tax expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing is scheduled for June 24, 2021.

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

A summary of our equity incentive program is as follows (in thousands):

March 31, 2021
Common stock shares available for grant	3,271
Stock options outstanding	521
PSUs outstanding	250
RSUs outstanding	565
RSAs outstanding	130

Time-Based Stock Options

The following summarizes activities for the time-based stock options for the three months ended March 31, 2021 (in thousands except for weighted average exercise price per share and weighted average remaining contractual life data):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	828	$8.16	4.36	$2,628
Granted	—	$—
Exercised	(307)	$8.87
Canceled or expired	—	$—
Outstanding at March 31, 2021	521	$7.74	5.21	$1,020
Vested and expected to vest at March 31, 2021	447	$7.76	5.18	$866
Exercisable at March 31, 2021	129	$8.32	4.69	$212

Aggregate intrinsic value is the difference between the closing price on the last trading day in March 2021 and the exercise price, multiplied by the number of in-the-money stock options.

Restricted Stock Units

The following summarizes RSU activities for the three months ended March 31, 2021 (in thousands except for weighted average grant date fair value and weighted average remaining contractual life data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	802	$6.98	1.00	$9,057
Granted	—	$—
Released	(227)	$7.49
Forfeited	(10)	$6.74
Outstanding at March 31, 2021	565	$6.78	1.08	$5,415

Restricted Stock Awards

The following summarizes RSA activities for the three months ended March 31, 2021 (in thousands except for weighted average grant date fair value and weighted average remaining recognition period):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2020	130	$6.53	0.45
Granted	—	$—
Released	—	$—
Forfeited	—	$—
Outstanding at March 31, 2021	130	$6.53	0.20

Market Condition-Based Restricted Stock Units

In the fourth quarter of 2020, we granted 250,000 shares of PSUs to our executives. Each PSU represents the right to one share of our common stock. These equity awards will vest if the volume-weighted closing price of our common stock exceeds certain levels for a number of trading days within a specified time frame. These awards vest over four years, with 25% eligible for vesting on the first anniversary of the grant date and remaining shares vesting on quarterly basis over the following three years. We have 250,000 shares of PSUs outstanding as of March 31, 2021.

Employee Stock Purchase Plan

Under our 1999 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six months offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the three months ended March 31, 2021, 15,543 shares were purchased under the ESPP. As of March 31, 2021, 215,338 shares were available for future purchase under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expenses recognized for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$15	$255
RSUs and RSAs	497	462
Employee stock purchase plan	19	12
Total	$531	$729

Sales and marketing	$224	$45
Research and development	318	168
General and administrative	(11)	516
Total	$531	$729

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

The assumptions used to value options granted under our equity incentive program are as follows:

	Three Months Ended March 31,
	2021 (1)	2020
Expected life (in years)	N/A	4.2
Volatility	N/A	52%
Interest rate	N/A	1.0%
Dividend yield	N/A	—%
    (1) There were no stock option grants in the three months ended March 31, 2021

As of March 31, 2021, there were $5.3 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, RSAs and RSUs. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

7. STOCKHOLDERS’ EQUITY

Stock Offering

On February 3, 2021, we filed an universal shelf registration statement on Form S-3 with the Securities and Exchange Commission which provided us with the financial flexibility to raise up to $250 million of capital. We intend to use the net proceeds from the sale of the securities offered by this prospectus for working capital and other general corporate purposes, and we may use a portion of any net proceeds for investment in complementary businesses or alternative currencies.
On February 11, 2021, we entered into an equity distribution agreement ("Distribution Agreement") with an investment banking firm to issue and sell shares of our common stock having an aggregated offering price of up to $50 million. Under the terms of the Distribution Agreement, we are obligated to pay 2.25% commission on the gross sales proceeds from common stock sold and customary indemnification rights and the reimbursement of legal fees and disbursements. The Distribution Agreement may be terminated by either party upon prior written notice to the other party, or at any time under certain circumstances. We are not obligated to sell any shares under the Distribution Agreement.

During the first quarter of 2021, we sold 3.3 million shares of our common stock pursuant to the Distribution Agreement and we received net proceeds of $35.9 million from the offering net of $1.2 million of commissions and other offering costs. We terminated the Distribution Agreement on March 5, 2021.

Stock Repurchase Program

On November 1, 2007, our Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of our common stock (the “Stock Repurchase Program”). In addition, on October 22, 2014, the Board authorized another $30.0 million under the Stock Repurchase Program. As of June 30, 2020, we repurchased the maximum amount of shares of common stock available under the Stock Repurchase Program and no longer have any amount available for repurchase under the Stock Repurchase Plan.

During the first quarter of 2020, we repurchased approximately 2.0 million shares for approximately $12.0 million at an average cost of $5.95 per share.

8. INCOME TAXES

Income tax provision consisted of the following (in thousands, except for effective tax rate percentage):

	Three Months Ended March 31,
	2021	2020
Income (loss) before provision for income taxes	2,177	(4,776)
Provision for income taxes	141	52
Effective tax rate	6.5%	(1.1)%

The provision for income tax for the three months ended March 31, 2021 and 2020, respectively, resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to carry a full valuation allowance on our U.S. federal and State as well as Canada federal deferred tax assets. The effective tax rate is lower than statutory tax rate is mainly due to the benefit recorded on deferred tax assets utilized in current year for the U.S. federal and state jurisdictions.

As of March 31, 2021, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $4.5 million and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of March 31, 2021, we had net deferred income tax assets of $2.7 million and deferred income tax liabilities of $0.4 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2001 through the current period. Currently we are under examination by the Internal Revenue Services for tax year 2018 and California Franchise Tax Board for tax years 2017 to 2019.

We maintain a valuation allowance of $28.5 million against certain of our deferred tax assets, including all federal, state, and certain foreign deferred tax assets because of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. If we determine the deferred tax assets are realizable based on our assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$2,036	$(4,828)
Denominator:
Weighted-average common stock outstanding, basic	28,579	31,006
Dilutive effect of potential common shares:
Stock options, stock awards and ESPP	601	—
Total shares, diluted	29,180	31,006
Basic net income (loss) per share	$0.07	$(0.16)
Diluted net income (loss) per share	$0.07	$(0.16)

We include the underlying market condition stock awards in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the three months ended March 31, 2021, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	14	1,370
RSUs and RSAs	—	1,263
	14	2,633

10. LEASES

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

Below is a summary of our right-of-use assets (“ROU”) assets and lease liabilities as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	Balance Sheets Classification	March 31, 2021	December 31, 2020
Assets
Right-of-use assets	Other assets	$1,439	$1,607
Liabilities
Operating lease liabilities - current	Other current liabilities	1,365	1,382
Operating lease liabilities - long-term	Other long-term liabilities	1,351	1,677
Total lease liabilities		$2,716	$3,059

On January 31, 2020, we entered into an agreement to lease approximately 5,000 square feet of office space in San Francisco, California (“SF Facility”). This facility is used for administrative functions. The lease commenced in the first quarter of 2020 and expires in 2022. In the first quarter of 2020, we recorded a lease liability of $0.6 million, which represents the present value of the lease payments using an estimated incremental borrowing rate of 3.50%. We also recognized ROU of $0.6 million which represents our right to use an underlying asset for the lease term. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

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

At the commencement date of the sublease, we recognized initial direct costs of $0.3 million. These deferred costs will be amortized over the terms of the sublease payments. As of March 31, 2021, $0.1 million was reported in Prepaid expenses and other current assets and $0.1 million was reported in Other assets on our Condensed Consolidated Balance Sheets.

We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the lease terms. During the three months ended March 31, 2021, and 2020, our net operating lease expenses are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$215	$273
Sublease income	(257)	—
Net lease cost (income)	$(42)	$273

The table below provides supplemental information related to operating leases for the three months ended March 31, 2021 and 2020 (in thousands except for lease term):

	Three Months Ended March 31,
	2021	2020
Cash paid within operating cash flow	$367	$349
Weighted average lease terms	2.2	2.9
Weighted average discount rate	N/A	3.5%

Minimum future lease payment obligations for our operating leases as of March 31, 2021 are as follows (in thousands):

For the Years Ending December 31,
Remainder of 2021	$1,131
2022	1,225
2023	462
2024	25
Total	$2,843

Future lease payments as of March 31, 2021 from our sublease agreement are as follows (in thousands):

For the Years Ending December 31,
Remainder of 2021	$789
2022	1,077
2023	351
Total	$2,217

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “can”, “will”, “places”, “estimates”, and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and the recognition and components thereof; our costs and expenses; including capital expenditures; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans related to and the impact of current and future litigation; our sublease and the timing and income related thereto; our shelf S-3 registration statement and our plans with respect thereto, including anticipated use of proceeds; and our stock repurchase and equity distribution programs.

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

We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 1,800 issued or pending patents worldwide as of March 31, 2021. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 6, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021, for a complete discussion of our other critical accounting policies and estimates.

RESULTS OF OPERATIONS

OVERVIEW

Total revenue for the three months ended March 31, 2021 was $7.2 million, an increase of $0.9 million, or 14%, compared to $6.3 million for the three months ended March 31, 2020 primarily driven by a $0.9 million or 18%, increased in per-unit royalty revenue.

Net income for the three months ended March 31, 2021 was $2.0 million, an increase of $6.9 million, or 142%, as compared to a net loss of $4.8 million for the three months ended March 31, 2020. The increase in net income was mainly attributable to a $0.9 million increase in total revenue and a $6.1 million decrease in total operating expenses.

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of total revenue:

	Three Months Ended March 31,
	2021	2020
Revenues:
Fixed fee license revenue	18%	21%
Per-unit royalty revenue	81	78
Total royalty and license revenue	99	99
Development, services, and other revenue	1	1
Total revenues	100	100
Costs and expenses:
Cost of revenues	—	1
Sales and marketing	15	27
Research and development	18	27
General and administrative	32	118
Total costs and expenses	65	173
Operating income (loss)	35	(73)
Interest and other income	(5)	(4)
Income (loss) before provision for income taxes	30	(76)
Provision for income taxes	(2)	(1)
Net income (loss)	28%	(77)%

REVENUES

Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue are composed of per-unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

A revenue summary for the three months ended March 31, 2021 and 2020 are as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues:
Fixed fee license revenue	$1,275	$1,287	$(12)	(1)%
Per-unit royalty revenue	5,793	4,895	898	18%
Total royalty and license revenue	7,068	6,182	886	14%
Development, services, and other revenue	91	75	16	21%
Total revenues	$7,159	$6,257	$902	14%

Royalty and license revenue — Royalty and license revenue for the three months ended March 31, 2021 increased $0.9 million, or 14%, from $6.2 million for the three months ended March 31, 2020 to $7.1 million for the three months ended March 31, 2021.

Per-unit royalty revenue increased by $0.9 million, or 18%, in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily caused by a $0.7 million increase in royalties from our gaming licensees.

Fixed fee license revenue was relatively flat in the three months ended March 31, 2021 compared to the same period in 2020.

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

Development, services and other revenue — Development, services, and other revenue was $91,000 for the three months ended March 31, 2021 as compared to the $75,000 the three months ended March 31, 2020.

Geographically, revenues generated in Asia, North America, and Europe for the three months ended March 31, 2021 represented 74%, 19%, and 7%, respectively, of our total revenue as compared to 79%, 17%, and 4%, respectively, for the three months ended March 31, 2020.

OPERATING EXPENSES

The following tables set forth a summary of our operating expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Sales and marketing	$1,106	$1,716	$(610)	(36)%
% of total revenue	15%	27%
Research and development	$1,307	$1,689	$(382)	(23)%
% of total revenue	18%	27%
General and administrative	$2,224	$7,356	$(5,132)	(70)%
% of total revenue	31%	118%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and allocated facilities costs.

Sales and marketing expenses decreased $0.6 million, or 36%, in the first quarter of 2021 as compared to the first quarter of 2020 primarily attributable to a $0.3 million decrease in depreciation expense, a $0.1 million decrease in facility costs and a $0.1 million decrease in travel costs. The decrease in depreciation expense in the first quarter of 2021 compared to the same period in 2020 was primarily attributable to the accelerated depreciation in the first quarter of 2020 resulting from the shortening in estimated useful life of the leasehold improvements of the San Jose, California ("SJ Facility") to March 31, 2020 following our decision to exit this facility. The decrease in facilities expense was largely attributable to the decrease in rent expense following the sublease of the SJ Facility in the second quarter of 2020. The decrease in travel costs were mainly attributable to reduced business activities as a result of the COVID-19 pandemic.

Research and Development — Our research and development expenses are comprised of employee compensation and benefits, outside services and consulting fees, tooling and supplies, and an allocation of facilities costs.

Research and development expenses decreased $0.4 million, or 23%, for the three months ended March 31, 2021 compared to three months ended March 31, 2020. This decrease was primarily due to a $0.2 million decrease in depreciation expense and $0.1 million decrease in facilities expense primarily attributable to the reasons discussed above.

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

General and administrative expenses decreased $5.1 million, or 70%, in the three months ended March 31, 2021 as compared to the same period in 2020 primarily due to a $2.0 million decrease in compensation, benefits and other personnel related costs, a $1.3 million decrease in legal expenses, a $0.9 million decrease in professional services and outside services, $0.5 million decrease in depreciation expense and a $0.2 million decrease in facilities costs.

The decrease in compensation, benefits and other personnel related costs was primarily due to reduced headcount, lower salaries, variable compensation driven by the transition of our Accounting, Human Resources, Finance and IT functions from San Jose, California to Montreal, Canada and the impact of the COVID-19 related cost reduction initiatives implemented during 2020. The decrease in legal expense was primarily attributable to reduced activities, as well as a decrease in patent maintenance and prosecution costs. The decrease in consulting and professional services fees was due to decreases in accounting and audit fees and consulting and other professional fees in the first quarter of 2021 compared to the same period in 2020. The decrease in depreciation expense and facilities costs were primarily attributable to the reasons discussed above.

We expect our general and administrative expenses to remain stable in the near future as we achieve targeted reductions in consulting and professional services, and other costs.

INTEREST AND OTHER INCOME (LOSS), NET

Interest and Other Income (Loss), Net — Interest and other income (loss), net consists of interest income from cash equivalents and short-term investments, translation exchange rate gains (losses) and other income.

Interest and other income (loss), net decreased $0.1 million during the three months ended March 31, 2021 compared to the same period in 2020 primarily driven by a $0.2 million decrease in investment earnings on cash and cash equivalents partially offset by a $0.2 million decrease in foreign currency exchange losses.

The decrease in investment earnings was primarily due to lower interest rates during the three months ended March 31, 2021 compared to the same periods in 2020. The decrease in the foreign exchange losses was primarily driven by the fluctuation in South Korean Won exchanges rates against the U.S. Dollar.

PROVISION FOR INCOME TAXES

The following table sets forth a summary of our provision for income taxes for the three months ended March 31, 2021 and 2020 (in thousands except for percentages):

	Three Months Ended March 31,
	2021	2020	Change	% Change
Income (loss) before provision for income taxes	$2,177	$(4,776)
Provision for income taxes	141	52	$89	171%
Effective tax rate	6.5%	(1.1)%

Provision for income tax for the three months ended March 31, 2021 and 2020 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to carry a full valuation allowance on our U.S. federal and State as well as Canada federal deferred tax assets. The effective tax rate is lower than statutory tax rate is primarily due to the benefit recorded on deferred tax assets utilized in current year for the federal and state jurisdictions. The year-over-year change in provision for income taxes resulted primarily from the change in income from continuing operations across various tax jurisdictions.

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

We also maintain liabilities for uncertain tax positions. As of March 31, 2021, we had unrecognized tax benefits under ASC 740 of approximately $4.5 million and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents consist primarily of cash and money market funds. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

On March 31, 2021, our cash and cash equivalents totaled $102.6 million, an increase of $43.1 million from $59.5 million on December 31, 2020.

	Three Months Ended March 31,
	2021	2020	Change	% Change
Net cash provided by ( used in) operating activities	$4,410	$(1,316)	$5,726	(435)%
Net cash provided by (used in) investing activities	$(57)	$2,979	$(3,036)	(102)%
Net cash provided by (used in) financing activities	$38,749	$(11,912)	$50,661	NM1
(1) Not meaningful.

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss), adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $4.4 million during the three months ended March 31, 2021, a $5.7 million increase compared the same period in 2020. This increase in net cash provided by operating activities was primarily attributable to a $6.9 million increase in net income which was partially offset by a $1.3 million decrease in noncash items.

Investing Activities

Our investing activities primarily consist of purchases of and proceeds from maturities of short-term investments and purchases of computer equipment, furniture and leasehold improvements related to facilities expansion.

Net cash used in investing activities during the three months ended March 31, 2021 was $0.1 million consisting purchases of property and equipment.

Net cash provided by investing activities during the three months ended March 31, 2020 was $3.0 million primarily consisting of $3.0 million proceeds from maturities of short-term investments.

Financing Activities

Our financing activities primarily consist of cash from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.

Net cash provided by financing activities during the three months ended March 31, 2021 was $38.7 million primarily consisting of $35.9 million net proceeds from common stock issuances and $2.7 million proceeds from stock option exercises.

Net cash used in financing activities during the three months ended March 31, 2020 was $11.9 million, and primarily consisted of $12.0 million in cash paid for stock repurchases.

Our total cash and cash equivalents were $102.6 million as of March 31, 2021, of which approximately 11% ($11.0 million) was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

On February 11, 2021, we entered into the Distribution Agreement with an investment banking firm to issue and sell shares of our common stock having an aggregate offering price of up to $50 million. In accordance with the terms of the Distribution Agreement, we are obligated to pay 2.25% commission on the gross sales proceeds from common stock sold, and to provide customary indemnification rights and the reimbursement of legal fees and disbursements. The Distribution Agreement may be terminated by either party upon prior written notice to the other party, or at any time under certain circumstances. We are not obligated to sell any shares under the Distribution Agreement.

During the first quarter of 2021, we sold 3.3 million shares of our common stock pursuant to the Distribution Agreement and we received net proceeds of approximately $35.9 million from the offering net of $1.2 million of commissions and other offering costs. We terminated the Distribution Agreement on March 5, 2021.

During the first quarter of 2020, we repurchased approximately 2.0 million shares of our common stock for approximately $12.0 million at an average cost of $5.95 per share.

We anticipate that capital expenditures for property and equipment for the year ending December 31, 2021 will be less than $1 million.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions for the first half of 2021 and beyond, as of May 6, 2021, the date of this Quarterly Report on Form 10-Q, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of March 31, 2021, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited
On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016. On July 12, 2017, on behalf of Samsung, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. On July 16, 2020, the Korea Administrative Court issued its ruling in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on Samsung should be cancelled with some litigation costs to be borne by the Korean tax authorities. On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court occurred on November 11, 2020. A second hearing occurred on January 13, 2021. A third hearing occurred on March 21, 2021. The Korea High Court indicated that a final decision is expected on May 28, 2021, but reserved the right to delay the date of the decision.
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
Immersion Corporation vs. Samsung (China) Investment Co., Ltd., Huizhou Samsung Electronics Co., Ltd and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. (Fuzhou Intellectual Property Court - Case: Min 01 Min Chu No. 342 (2018))
On March 8, 2018, we filed a complaint against Samsung (China) Investment Co., Ltd. (“Samsung China”), Huizhou Samsung Electronics Co., Ltd. (“Samsung Huizhou”) (together with Samsung China, “Samsung”), and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. in the Fuzhou Intermediate Court in Fuzhou, China alleging that certain Samsung touchscreen phones, including the Galaxy S8, S8+, and Note8, infringe three Immersion Chinese patents. The three patents at issue, covering haptic feedback systems and methods in electronic devices, are Chinese Patent No. ZL02821854.X, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; Chinese Patent No. ZL201210005785.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; and Chinese Patent No. ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”. Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages. The Fuzhou Intellectual Property Court accepted the case on March 8, 2018. Samsung China filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. Samsung Huizhou and Samsung China appealed and the pretrial conference originally scheduled for June 14-15, 2018 was postponed pending a ruling from the Fujian High Court. On September 20, 2018, the Fujian High Court rejected the jurisdictional objection appeals. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou supplemented their petitions in May, and we responded on June 1, 2018. A hearing on the petition for Chinese Patent No. ZL02821854.X occurred on July 18, 2018. Hearings on the petitions for Chinese Patent No. ZL201210005785.2 and Chinese Patent No. ZL201310253562.2 occurred on September 28, 2018. Trial was originally scheduled for November 12, and 14, 2018; the Fuzhou Intellectual Property Court granted Immersion's request to postpone trial but did not set revised dates. The Company and Samsung each submitted evidence for use at trial on or before October 26, 2018. The Patent Reexamination Board of SIPO issued invalidation decisions against Chinese Patent No. ZL02821854.X on November 21, 2018, against Chinese Patent No. ZL201310253562.2 on November 14, 2018, and against Chinese Patent No. ZL201210005785.2 on November 15, 2018, declaring all three Chinese patents invalid. We filed an application to withdraw our complaint from the Fuzhou Intermediate Court on December 10, 2018 and received the ruling that allows Immersion to withdraw the case from the Fuzhou Intermediate Court on December 29, 2018. We pre-registered the appeals against the invalidation decisions with the Beijing IP Court on February 14, 2019. On April 28, 2019, we filed the appeal against the invalidation decisions with the Beijing IP court. On June 6, 2019, SIPO responded to our filing of the appeal with its counterarguments to the arguments set forth in our appeal filing. A hearing occurred on March 11, 2021. We currently anticipate no additional hearings. The Court did not indicate when a judgment would be determined.

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
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing is scheduled for June 24, 2021.
We believe that there are valid defenses to the claims raised by the Korean tax authorities and that LGE’s claims are without merit. We intend to vigorously defend ourselves against these claims. In the event that we do not ultimately prevail in our appeal in the Korean courts, any payments to LGE with respect to withholding tax imposed on LGE by the Korean tax authorities as described in the previous paragraph would be recorded as additional income tax expense on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.
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

• Risks related to our business:

▪ Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by catastrophic events, such as pandemics, or other public health emergencies, such as COVID-19, or by the uncertain economic and political environment in geographies in which we operate.

▪ Our business could be materially and adversely affected if we are unable to enter into new licensing arrangements (or renew existing licenses) on favorable terms. In addition, a limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.

•Shortages of electronic components may cause a decrease in production and sales of our customers’ products which could result in lower royalties payable to us.

▪ If we fail to protect and enforce our patent rights and other IP rights (or if there are adverse changes in patent and litigation legislation or enforcement), our ability to license our technologies and generate revenues could be impaired.

▪ Our failure to develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business.

▪ If we are not able to attract, recruit and retain qualified personnel, we may not be able to effectively develop and deploy our technologies. In addition, we have experienced turnover in our senior management and our employee base, which could result in operational and administrative inefficiencies and could hinder the execution of our growth strategy.

▪ We are or may become involved in litigation to enforce our IP rights (or defend against assertions that we violate a third party’s IP), or resolve conflicts over license terms in our license agreements, and the costs thereof could adversely affect our business.

▪ Our licenses with component manufacturers may cause confusion as to our licensing model and may prevent us from enforcing our patents based on the patent exhaustion doctrine, or other legal doctrines.

▪ We may not return to consistent profitability in the future.

▪ We may incur greater tax liability than anticipated which could adversely affect our financial condition and operating results.

▪ Our international operations subject us to risks and costs, and our failure to comply with complex U.S. or foreign laws could have a material adverse effect on our operations.

▪ We may not be able to continue to derive significant revenues from gaming peripheral makers for various reasons, including as a result of our fixed payment license with Microsoft, which could adversely affect our financial condition and operating results.

▪ Automobiles incorporating our technologies are subject to lengthy development periods, making it difficult to predict when and whether we will receive royalties for these product types.

▪ If our licensees’ efforts fail to generate consumer demand, our revenue may be adversely affected.

▪ Our business and operations could suffer in the event of any actual or perceived security breaches, including breaches that compromise personal information.

▪ The rejection of our haptic technology by standards-setting organizations, or failure of the standards-setting organization to develop timely commercially viable standards may negatively impact our business.

▪ If we are unable to develop open-source compliant products (or our products contain undetected errors), our ability to license our technologies and generate revenues may be impaired.

▪ Our business depends in part on access to third-party platforms and technologies. If such access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change, our business and operating results could be adversely affected.

▪ If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business and our stock price.

▪ Entrance into the highly competitive and fragmented sexual wellness market may adversely impact our financial results.

• Risks related to investing in our common stock:

▪ Our quarterly revenues and operating results are volatile, and if our future results are below expectations, the price of our common stock is likely to decline. Our stock price may fluctuate regardless of our performance.

▪ Future sales of our equity could result in significant dilution to our existing stockholders and depress the market price of our common stock. In addition, we will have broad discretion as to the use of proceeds from the “at the market” offering that we announced in February 2021, and we may not use the proceeds effectively.

▪ We may elect to purchase digital or alternative currencies as part of our capital allocation or investment strategy; and if we determine to purchase digital or alternative currencies such as bitcoin and other cryptocurrencies, our financial results and the market price of our common stock may be affected by the price of these alternative investments, which may be highly volatile.

▪ We may engage in the acquisition of other companies or other investments outside of our current line of business, which may have an adverse material effect on our existing business.

▪ Any stock repurchase program could affect our stock price and add volatility.

▪ Changes in financial accounting standards or policies may affect our reported financial condition or results of operations.

▪ Our business is subject to changing regulations regarding corporate governance and other compliance areas that will increase both our costs and the risk of noncompliance. Further, provisions in our charter documents and Delaware law could prevent or delay a change in control, which could reduce the market price of our common stock.

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

• difficulties in persuading existing licensees who compensate us for including our software in certain of their touch-enabled products to also license and compensate us for our patents that cover other touch-enabled products of theirs that do not include our software; and

• inability of current licensees to ship certain devices if they are involved in IP infringement claims by third parties that ultimately prevent them from shipping products or that impose substantial royalties on their products.

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

A significant amount of our revenue is derived from a limited number of customers, and we expect that this will continue to be the case in the future. For example, for the three months ended March 31, 2021, Samsung accounted for a significant amount of our total revenues.

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

Shortages of electronic components (such as integrated circuits) that may be integral to the manufacturing of our customers’ products may cause a decrease in production and sales of our customers’ products which could result in lower royalties payable to us.

Many of our customers report and pay royalties to us based on the number of products in their shipments that incorporate our patented technology or other technology. Our customers’ products may incorporate various electronic components, such as integrated circuits. A significant disruption in the supply of these electronic components (such as integrated circuits) could decrease the number of products that our customers sell which could reduce the amount of royalties that are payable to us.
For instance, the semiconductor industry has recently faced significant global supply chain issues as a result of the impact of the COVID-19 pandemic and the related imposition of government restrictions on staffing and facility operations, supply chain shortages, and other disruptions. Even though government restrictions have loosened, integrated circuit manufacturers continued to struggle to meet the new surge in demand. This is due to changing consumer habits fueled by the COVID-19 pandemic. If our customers experience significant shortages of electronic components that result in a reduction in our revenues, then our business, results of operations, financial condition, cash flows, and stock price may be adversely affected.

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

We had an accumulated deficit of $111.1 million as of March 31, 2021, and we may not maintain consistent profitability in the future.

As of March 31, 2021, we had an accumulated deficit of $111.1 million. We need to generate significant ongoing revenues to maintain consistent profitability. Among other ongoing expenses, we may continue to incur expenses related to:

•    sales and marketing efforts;

•    research and development activities;

•    the protection and enforcement of our IP; and

•    litigation.

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

We currently have sales personnel and other personnel in Canada, the United Kingdom and Japan who may engage in various activities, including engaging our customers and prospective customers outside of the United States. International revenues accounted for approximately 85% of our total revenues in the first three months of 2021. International operations are subject to a number of difficulties, risks, and special costs, including:

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

Our stock price has experienced substantial price volatility in the past and may continue to do so in the future. Further, our business, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to corporate operating performance. For example, in 2020 as a result of macroeconomic conditions and the related impact of COVID-19, the stock market experienced wide fluctuations. In the past twelve months, our stock price has fluctuated from as low as $5.67 per share in June 2020 to a high of $16.64 in February 2021. This significant volatility may continue to occur in the future for reasons that are unrelated to our business or if our business experiences unexpected results. The market price of our common stock has been, and in the future could be, significantly affected by our operations as well such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; the acquisition or loss of customers; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; stock repurchase activity; sale of stock by the company, changes in securities analysts’ recommendations; personnel changes; changing circumstances regarding competitors or their customers; governmental regulatory action or inaction; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; increased tariffs and international trade disputes; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company, which could lead to increased litigation costs and could adversely affect our operating results and our stock price.

Future sales of our equity could result in significant dilution to our existing stockholders and depress the market price of our common stock.

It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing stockholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. For example, on February 11, 2021, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC (“Craig-Hallum”), pursuant to which we were able to issue and sell shares of our common stock having an aggregate offering price of up to $50 million, from time to time, through an “at the market” equity offering program under which Craig-Hallum acted as sales agent. While we terminated the Equity Distribution Agreement on March 5, 2021, the issuance and sale of shares of our common stock pursuant to that “at the market” equity offering program has had a dilutive impact on our existing stockholders. Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to future “at the market” equity offering programs or an additional private placement could have the effect of depressing the market price of our common stock or increasing the volatility thereof. Any issuance by us or sales of our securities by our security holders, including by any of our affiliates, or the perception that such issuances or sales could occur, could negatively impact the market price of our securities.

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

ITEM 6. EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016	8-K	000-27969	3.1	November 4, 2016
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	December 27, 2017
10.1		Equity Distribution Agreement, dated as of February 11, 2021, by and between Immersion Corporation and Craig-Hallum Capital Group LLC	8-K	001-38334	1.1	February 11, 2021
31.1	*	Certification of Jared Smith, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	+	Certification of Jared Smith, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	+	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Report Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document

*	Filed herewith.
+	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

Date:	May 6, 2021	By:	/s/ AARON AKERMAN
Aaron Akerman
Chief Financial Officer and Principal Accounting Officer