Form 10-Q
period 2021-06-30
IMMERSION CORP
filed 2021-08-16
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Number of shares of common stock outstanding at August 11, 2021 was 32,903,420.

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

▪ Our business could be materially and adversely affected if we are unable to enter into new licensing arrangements (or renew existing licenses) on favorable terms. In addition, a limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results. Moreover, if our customers discontinue product lines that incorporate our technology, our operating results may be negatively impacted.

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

Summary Risk Factors:

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

▪ Future sales of our equity could result in significant dilution to our existing stockholders and depress the market price of our common stock. In addition, we will have broad discretion as to the use of proceeds from the “at the market” offerings that we announced in February 2021and July 2021, and we may not use the proceeds effectively.

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

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$107,274	$59,522
Accounts and other receivables	2,912	2,218
Prepaid expenses and other current assets	11,942	12,610
Total current assets	122,128	74,350
Property and equipment, net	246	209
Long-term deposits	12,353	12,571
Other assets	7,222	9,000
Total assets	$141,949	$96,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144	$149
Accrued compensation	1,641	1,001
Other current liabilities	2,972	2,457
Deferred revenue	5,010	5,173
Total current liabilities	9,767	8,780
Long-term deferred revenue	19,021	21,334
Other long-term liabilities	1,435	2,035
Total liabilities	30,223	32,149
Contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 43,252,670 and 39,161,214 shares issued, respectively; 31,109,237 and 27,017,781 shares outstanding, respectively	299,124	258,756
Accumulated other comprehensive income	122	122
Accumulated deficit	(105,787)	(113,164)
Treasury stock at cost: 12,143,433 and 12,143,433 shares, respectively	(81,733)	(81,733)
Total stockholders’ equity	111,726	63,981
Total liabilities and stockholders’ equity	$141,949	$96,130
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Royalty and license	$10,881	$5,593	$17,949	$11,775
Development, services, and other	129	75	220	150
Total revenues	11,010	5,668	18,169	11,925
Costs and expenses:
Cost of revenues	41	62	70	106
Sales and marketing	1,194	1,255	2,300	2,971
Research and development	1,332	1,323	2,639	3,012
General and administrative	2,636	4,087	4,860	11,443
Total costs and expenses	5,203	6,727	9,869	17,532
Operating income (loss)	5,807	(1,059)	8,300	(5,607)
Interest and other income (loss), net	40	388	(276)	160
Income (loss) before provision for income taxes	5,847	(671)	8,024	(5,447)
Provision for income taxes	(506)	(41)	(647)	(93)
Net income (loss)	$5,341	$(712)	$7,377	$(5,540)
Basic net income (loss) per share	$0.17	$(0.03)	$0.25	$(0.19)
Shares used in calculating basic net income (loss) per share	30,982	27,634	29,787	29,320
Diluted net income (loss) per share	$0.17	$(0.03)	$0.24	$(0.19)
Shares used in calculating diluted net income (loss) per share	31,247	27,634	30,253	29,320
Other comprehensive income (loss)
Change in unrealized gains (loss) on short-term investments	—	—	—	(2)
Total other comprehensive income (loss)	—	—	—	(2)
Total comprehensive income (loss)	$5,341	$(712)	$7,377	$(5,542)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at March 31, 2021	43,020,610	$298,037	$122	$(111,128)	12,143,433	$(81,733)	$105,298
Net income				5,341			5,341
Exercise of stock options, net of shares withheld for employee taxes	18,750	140					140
Release of restricted stock units and awards	213,310						—
Issuance costs in connection with public stock offering	—	(104)					(104)
Stock-based compensation		1,051					1,051
Balances at June 30, 2021	43,252,670	$299,124	$122	$(105,787)	12,143,433	$(81,733)	$111,726

	Three Months Ended June 30, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at March 31, 2020	38,824,681	$254,081	$122	$(123,393)	9,223,222	$(63,066)	$67,744
Net loss				(712)			(712)
Repurchase of stock					2,920,211	(18,667)	(18,667)
Release of restricted stock units and awards	182,895						—
Stock-based compensation		1,365					1,365
Balances at June 30, 2020	39,007,576	$255,446	$122	$(124,105)	12,143,433	$(81,733)	$49,730
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Six Months Ended June 30, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2020	39,161,214	$258,756	$122	$(113,164)	12,143,433	$(81,733)	$63,981
Net income				7,377			7,377
Issuance of stock for ESPP purchase	15,543	89					89
Exercise of stock options, net of shares withheld for employee taxes	325,737	2,864					2,864
Release of restricted stock units and awards	440,365						—
Shares issued in connection with public offering, net of offering costs	3,309,811	35,833					35,833
Stock-based compensation		1,582					1,582
Balances at June 30, 2021	43,252,670	$299,124	$122	$(105,787)	12,143,433	$(81,733)	$111,726

	Six Months Ended June 30, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2019	38,624,784	$253,289	$124	$(118,565)	7,210,456	$(51,091)	$83,757
Net loss				(5,540)			(5,540)
Unrealized gain on available-for-sale securities, net of taxes			(2)				(2)
Stock repurchases					4,932,977	$(30,642)	(30,642)
Issuance of stock for ESPP purchase	10,162	63					63
Release of restricted stock units and awards	372,630						—
Stock-based compensation		2,094					2,094
Balances at June 30, 2020	39,007,576	$255,446	$122	$(124,105)	12,143,433	$(81,733)	$49,730

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in) operating activities:
Net income (loss)	$7,377	$(5,540)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	389	1,446
Stock-based compensation	1,582	2,094
Deferred income taxes	280	3
Foreign currency remeasurement losses	32	252
Other	45	66
Changes in operating assets and liabilities:
Accounts and other receivables	(694)	1,596
Prepaid expenses and other current assets	667	5,306
Long-term deposits	(60)	(4,889)
Other assets	1,408	748
Accounts payable	(7)	(338)
Accrued compensation	640	(1,041)
Other current liabilities	610	(1,288)
Deferred revenue	(2,476)	(2,456)
Other long-term liabilities	(739)	(727)
Net cash provided by (used in) operating activities	9,054	(4,768)
Cash flows provided by (used in) investing activities:
Proceeds from maturities of short-term investments	—	3,000
Purchases of property and equipment	(88)	(30)
Net cash provided by (used in) investing activities	(88)	2,970
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net	35,833	—
Cash paid for purchases of treasury shares	—	(30,642)
Proceeds from issuance of common stock under employee stock purchase plan	89	63
Proceeds from stock options exercises	2,864	—
Net cash provided by (used in) financing activities	38,786	(30,579)
Net increase (decrease) in cash and cash equivalents	47,752	(32,377)
Cash and cash equivalents:
Beginning of period	59,522	86,478
End of period	$107,274	$54,101
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$13	$20
Supplemental disclosure of non-cash operating, investing, and financing activities:
Release of restricted stock units and awards under stock plan	$4,016	$2,554
Leased assets obtained in exchange for new operating lease liabilities	$—	$577

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

Impact of COVID-19

In response to the COVID-19 pandemic, we implemented work-from-home and restricted travel policies in the first quarter of 2020, which are expected to remain in place for most of 2021. We implemented a series of cost reduction initiatives in the first half of 2020 to further preserve financial flexibility. These actions include: reductions of the base salaries and cash compensation of company executives and board members; cancellation and reduction in the 2020 executive and employee bonus plans; renegotiated professional services fees from third-party services providers; relocation of certain positions to lower-cost regions; temporarily suspended company matching of our employee retirement savings plan and taking advantage of the broad-based employer relief provided by the governments.
In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During the six months ended June 30, 2021, we recorded $0.2 million in government subsidies as a reduction in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the three months ended June 30, 2020, we recorded $0.2 million in government subsidies as a reduction in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Immersion and our wholly-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of the condensed consolidated financial statements. Significant estimates include revenue recognition, useful lives of property and equipment, valuation of income taxes including uncertain tax provisions, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

2. REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2021 and 2020 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed fee license revenue	$1,824	$1,292	$3,099	$2,578
Per-unit royalty revenue	9,057	4,301	14,850	9,197
Total royalty and license revenue	10,881	5,593	17,949	11,775
Development, services, and other revenue	129	75	220	150
Total revenue	$11,010	$5,668	$18,169	$11,925

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

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. In the three months ended June 30, 2021, we recorded adjustments of $2.0 million to increase royalty revenue. We recorded adjustments of $20,000 to decrease royalty revenue during the three months ended June 30, 2020.

Contract Assets

As of June 30, 2021, we had contract assets of $10.8 million included within Prepaid expenses and other current assets, and $3.2 million included within Other assets, on the Condensed Consolidated Balance Sheets. As of December 31, 2020, we

had contract assets of $11.6 million included within Prepaid expenses and other current assets, and $4.6 million included within Other assets, on the Condensed Consolidated Balance Sheets.

Contract assets decreased by $2.2 million from December 31, 2020 to June 30, 2021, primarily due to actual royalties billed during the six months ended June 30, 2021.

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

Based on contracts signed and payments received as of June 30, 2021, we expect to recognize $24.0 million in revenue related to Performance Obligation B under our fixed fee license agreements, which is satisfied over time, including $12.0 million over one to three years and $12.0 million over more than three years.

Capitalized Contract Costs

During the three and six months ended June 30, 2021, we capitalized $0.1 million and $0.2 million of incremental costs incurred to obtain new contracts with customers, respectively.

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

Instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy and include U.S. treasury securities. We had no Level 2 instruments at June 30, 2021 and December 31, 2020.

Instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of June 30, 2021 and December 31, 2020, we did not hold any Level 3 instruments.

Our financial instruments consisted of money market accounts as of June 30, 2021 and December 31, 2020 are classified as cash equivalents.

Financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are classified based on the valuation technique in the table below (in thousands):

	June 30, 2021
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts	$70,620	$—	$—	$70,620
Total assets at fair value (1)	$70,620	$—	$—	$70,620
(1) The above table excludes $36.7 million of cash held in banks.

	December 31, 2020
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets:
Money market accounts	45,614	$—	$—		$45,614
Total assets at fair value (2)	$45,614	$—	$—	0	$45,614
(2) The above table excludes $13.9 million of cash held in banks.

4. BALANCE SHEETS DETAILS

Cash and Cash Equivalents

Our cash and cash equivalent balances were as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash	$36,654	$13,908
Money market funds	70,620	45,614
Cash and cash equivalents	$107,274	$59,522

Accounts and Other Receivables
Accounts and other receivables consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Trade accounts receivable	$2,193	$1,618
Other receivables	719	600
Accounts and other receivables	$2,912	$2,218

Allowance for credit losses as of June 30, 2021 and December 31, 2020 were not material.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	882	816
Contract assets - current	10,821	11,623
Other current assets	239	171
Prepaid expenses and other current assets	11,942	12,610

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Contract assets - long-term	$3,172	$4,596
Right-of-use ("ROU") assets	1,236	1,607
Deferred tax assets	2,659	2,659
Other assets	155	138
Total other assets	$7,222	$9,000

Other Current Liabilities

Other current liabilities are as follows (in thousands):

	June 30, 2021	December 31, 2020
Lease liabilities - current	1,289	1,382
Other current liabilities	1,683	1,075
Total other current liabilities	$2,972	$2,457

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

Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited

On April 28, 2017, Immersion and Immersion Software Ireland Limited (collectively referred to as “Immersion” in this section) received a letter from Samsung Electronics Co. (“Samsung”) requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016. On July 12, 2017, on behalf of Samsung, Immersion filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. On July 16, 2020, the Korea Administrative Court issued its ruling in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on Samsung should be cancelled with some litigation costs to be borne by the Korean tax authorities. On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court occurred on November 11, 2020. A second hearing occurred on January 13, 2021. A third hearing occurred on March 21, 2021. The Korea High Court had indicated that a final decision was originally expected on May 28, 2021, but instead, decided to hold a fourth hearing on July 9, 2021. Following the hearing, the Court indicated that it expects to render a decision on this matter on October 1, 2021.

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing is scheduled for October 14, 2021. The Court has indicated that it expects to render a decision on this matter by the end of February 2022.

We believe that there are valid defenses to the claims raised by the Korean tax authorities and that LGE’s claims are without merit. We intend to vigorously defend ourselves against these claims. In the event that we do not ultimately prevail in our appeal in the Korean courts, any payments to LGE with respect to withholding tax imposed on LGE by the Korean tax authorities as described in the previous paragraph would be recorded as additional income tax expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), in the period in which we do not ultimately prevail.

Immersion Software Ireland Limited v. Marquardt GMBH

On August 3, 2021, we filed an arbitration demand with the American Arbitration Association against Marquardt GmbH (“Marquardt”), one of our licensees in the automotive market. The arbitration demand arises out of that certain Amended and

Restated Patent License Agreement (the “Marquardt License”), effective as of January 1, 2018, between us as licensor and Marquardt, as licensee. Pursuant to the arbitration demand, we are demanding that Marquardt cure its breach of the Marquardt License and pay all royalties currently owed under the Marquardt License. The last royalty report we have received from Marquardt was for the third quarter of calendar year 2020 in which Marquardt reported approximately $0.5 million in royalties but did not pay such royalties. Further, since that date, we have not received any other royalty reports or royalty payments from Marquardt. The term of the Marquardt License expires by its terms on December 31, 2023. As a result of Marquardt’s breach of the Marquardt License, per unit royalties and applicable interest fees, in the amount of a definite sum to be determined, are currently past due. Pursuant to the terms of the Marquardt License, we are requesting arbitration by a single arbitrator in Madison County, New York.

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

A summary of our equity incentive program is as follows (in thousands):

June 30, 2021
Common stock shares available for grant(1)	—
Stock options outstanding	375
PSUs outstanding	190
RSUs outstanding	364
RSAs outstanding	—
(1) We granted equity awards under the 2011 Equity Incentive Plan (the "2011 Plan") from July 2011 through April 2021. The 2011 Plan expired on April 5, 2021, and the remaining 3,708,238 authorized shares were cancelled on the 2011 Plan expiration date. We do not have an active equity incentive plan as of June 30, 2021.

Time-Based Stock Options

The following summarizes activities for the time-based stock options for the six months ended June 30, 2021 (in thousands except for weighted average exercise price per share and weighted average remaining contractual life data):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	828	$8.16	4.36	$2,628
Exercised	(326)	$8.79
Canceled or expired	(127)	$7.46
Outstanding at June 30, 2021	375	$7.85	4.80	$431
Vested and expected to vest at June 30, 2021	375	$7.85	4.80	$431
Exercisable at June 30, 2021	158	$8.21	4.24	$161

Aggregate intrinsic value is the difference between the closing price on the last trading day in June 2021 and the exercise price, multiplied by the number of in-the-money stock options.

Restricted Stock Units

The following summarizes RSU activities for the six months ended June 30, 2021 (in thousands except for weighted average grant date fair value and weighted average remaining contractual life data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	802	$6.98	1.00	$9,057
Released	(310)	$7.45
Forfeited	(128)	$6.63
Outstanding at June 30, 2021	364	$6.71	1.01	$3,197

Restricted Stock Awards

The following summarizes RSA activities for the six months ended June 30, 2021 (in thousands except for weighted average grant date fair value and weighted average remaining recognition period):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2020	130	$6.53	0.45
Granted	—	$—
Released	(130)	$6.53
Forfeited	—	$—
Outstanding at June 30, 2021	—	$—	0.00

Market Condition-Based Restricted Stock Units

In the fourth quarter of 2020, we granted 250,000 shares of PSUs to our executives. Each PSU represents the right to one share of our common stock with vesting subject to: (a) the achievement of specified levels of the volume weighted average closing prices of our common stock during any one hundred (100) day-period between November 10, 2020 and November 10, 2025, subject to certification by the Compensation Committee (“Performance Milestones”); and (b) continued employment with us through the later of each achievement date or service vesting date, which occurs over a four (4) year-period commencing on November 10, 2020. The Performance Milestones of the PSUs were fully achieved, subject to final certification by the Compensation Committee.

The following summarizes PSU activities for the six months ended June 30, 2021 (in thousands except for weighted average grant date fair value and weighted average remaining recognition period):

	Number of Market Condition-Based Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2020	250	$6.20	2.08
Granted	—	$—
Released	—	$—
Forfeited	(60)	$6.20
Outstanding at June 30, 2021	190	$6.20	1.58

Employee Stock Purchase Plan

Under our 1999 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six months offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the six months ended June 30, 2021, 15,543 shares were purchased under the ESPP. As of June 30, 2021, 215,338 shares were available for future purchase under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expenses recognized for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$179	$298	$194	$553
RSUs, RSAs and PSUs	852	1,056	1,349	1,518
Employee stock purchase plan	20	11	39	23
Total	$1,051	$1,365	$1,582	$2,094

Sales and marketing	$313	$343	$537	$388
Research and development	217	251	535	420
General and administrative	521	771	510	1,286
Total	$1,051	$1,365	$1,582	$2,094

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

We did not grant stock options during the six months ended June 30, 2021.

As of June 30, 2021, there were $4.1 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, RSAs and RSUs. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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
On February 11, 2021, we entered into an equity distribution agreement (the "February 2021 Distribution Agreement") with an investment banking firm to issue and sell shares of our common stock having an aggregated offering price of up to $50 million. Under the terms of the February 2021 Distribution Agreement, we are obligated to pay 2.25% commission on the gross sales proceeds from common stock sold and customary indemnification rights and the reimbursement of legal fees and disbursements.

During the first quarter of 2021, we sold 3.3 million shares of our common stock pursuant to the February 2021 Distribution Agreement and we received net proceeds of $35.9 million from the offering net of $1.2 million of commissions and other offering costs. We terminated the February 2021 Distribution Agreement on March 5, 2021.

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

During the three months ended June 30, 2020, we repurchased approximately 2.9 million shares for approximately $18.7 million at an average cost of $6.39 per share. During the six months ended June 30, 2020, we repurchased approximately 4.9 million shares for approximately $30.6 million at an average cost of $6.39 per share.

8. INCOME TAXES

Income tax provision consisted of the following (in thousands, except for effective tax rate percentage):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before provision for income taxes	$5,847	$(671)	$8,024	$(5,447)
Provision for income taxes	506	41	647	93
Effective tax rate	8.7%	(6.1)%	8.1%	(1.7)%

The provision for income tax for the three months and six months ended June 30, 2021 and 2020, respectively, resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to carry a full valuation allowance on our U.S. federal and State as well as Canada federal deferred tax assets. The effective tax rate is lower than statutory tax rate is mainly due to the benefit recorded on deferred tax assets utilized in current year for the U.S. federal and state jurisdictions.

As of June 30, 2021, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $4.5 million and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of June 30, 2021, we had net deferred income tax assets of $2.7 million and deferred income tax liabilities of $0.4 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2001 through the current period. Currently we are under examination by the Internal Revenue Services for tax year 2018 and California Franchise Tax Board for tax years 2017 to 2019.

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

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$5,341	$(712)	$7,377	$(5,540)
Denominator:
Weighted-average common stock outstanding, basic	30,982	27,634	29,787	29,320
Dilutive effect of potential common shares:
Stock options, stock awards and ESPP	265	—	466	—
Total shares, diluted	31,247	27,634	30,253	29,320
Basic net income (loss) per share	$0.17	$(0.03)	$0.25	$(0.19)
Diluted net income (loss) per share	$0.17	$(0.03)	$0.24	$(0.19)

We include the underlying market condition stock awards in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the three months ended June 30, 2021, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	490	1,262	115	1,370
RSUs and RSAs	—	376	—	87
	490	1,638	115	1,457

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

Below is a summary of our right-of-use assets (“ROU”) assets and lease liabilities as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	Balance Sheets Classification	June 30, 2021	December 31, 2020
Assets
Right-of-use assets	Other assets	$1,236	$1,607
Liabilities
Operating lease liabilities - current	Other current liabilities	1,289	1,382
Operating lease liabilities - long-term	Other long-term liabilities	1,076	1,677
Total lease liabilities		$2,365	$3,059

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

As a result of COVID-19, we implemented work-from-home policy in the first quarter of 2020. Our San Francisco office has been closed since the first quarter of 2020 and we expect our San Francisco-based employees to continue to work-from-home in the foreseeable future. We have been actively seeking a sublease tenant for the SF Facility without success since early 2020. In the fourth quarter of 2020, we recorded $0.3 million impairment charge to the SF Facility ROU asset. In the second quarter of 2021, we recorded an additional $32,000 impairment charge to the SF Facility ROU asset.

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

At the commencement date of the sublease, we recognized initial direct costs of $0.3 million. These deferred costs will be amortized over the terms of the sublease payments. As of June 30, 2021, $0.1 million was reported in Prepaid expenses and other current assets and $0.1 million was reported in Other assets on our Condensed Consolidated Balance Sheets.

We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the lease terms. During the three and six months ended June 30, 2021, and 2020, our net operating lease expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$199	$301	$616	$573
Sublease income	(257)	(70)	(515)	(70)
Net lease cost (income)	$(58)	$231	$101	$503

The table below provides supplemental information related to operating leases for the six months ended June 30, 2021 and 2020 (in thousands except for lease term):

	Six Months Ended June 30,
	2021	2020
Cash paid within operating cash flow	$740	$349
Weighted average lease terms (in years)	1.8	2.7
Weighted average discount rate	N/A	3.5%

Minimum future lease payment obligations for our operating leases as of June 30, 2021 are as follows (in thousands):

For the Years Ending December 31,
Remainder of 2021	$756
2022	1,228
2023	464
2024	26
Total	$2,474

Future lease payments as of June 30, 2021 from our sublease agreement are as follows (in thousands):

For the Years Ending December 31,
Remainder of 2021	$529
2022	1,077
2023	351
Total	$1,957

10. SUBSEQUENT EVENT

On July 6, 2021, we entered into an equity distribution agreement (the "July 2021 Distribution Agreement") with an investment banking firm to issue and sell shares of our common stock having an aggregated offering price of up to $60 million. Under the July 2021 Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the July 2021 Distribution Agreement, the investment banker may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market or on any other existing trading market for the common stock. We are obligated to pay 2.25% commission on the gross sales proceeds from common stock sold and customary indemnification rights and the reimbursement of legal fees and disbursements. The July 2021 Distribution Agreement may be terminated by either party upon prior written notice to the other party, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in Immersion. We are not obligated to sell any shares under the July 2021 Distribution Agreement.

As of August 12, 2021, we sold 1.9 million shares of our common stock pursuant to the July 2021 Distribution Agreement and we received net proceeds of approximately $14.5 million from the offering after deducting commissions and other estimated offering expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “can”, “will”, “places”, “estimates”, and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and the recognition and components thereof; our costs and expenses, including capital expenditures; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans related to and the impact of current and future litigation; our sublease and the timing and income related thereto; our shelf S-3 registration statement and our plans with respect thereto, including anticipated use of proceeds; and our stock repurchase and equity distribution programs.

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

We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 1,700 issued or pending patents worldwide as of June 30, 2021. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 16, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021, for a complete discussion of our other critical accounting policies and estimates.

RESULTS OF OPERATIONS

OVERVIEW

Total revenue for the three months ended June 30, 2021 was $11.0 million, an increase of $5.3 million, or 94%, compared to $5.7 million for the three months ended June 30, 2020 primarily driven by a $4.8 million or 111%, increase in per-unit royalty revenue and a $0.5 million or 41% increase in license revenue.

Total revenue for the six months ended June 30, 2021 was $18.2 million, an increase of $6.2 million, or 52%, compared to $11.9 million for the six months ended June 30, 2020 primarily driven by a $5.7 million or 61%, increase in per-unit royalty revenue and a $0.5 million or 20% increase in license revenue.

Net income for the three months ended June 30, 2021 was $5.3 million, an increase of $6.1 million as compared to a net loss of $0.7 million for the three months ended June 30, 2020. The increase in net income was mainly attributable to a $5.3 million increase in total revenue and a $1.5 million decrease in total operating expenses.

Net income for the six months ended June 30, 2021 was $7.4 million, an increase of $12.9 million as compared to a net loss of $5.5 million for the six months ended June 30, 2020. The increase in net income was mainly attributable to a $6.2 million increase in total revenue and a $7.7 million decrease in total operating expenses.

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Fixed fee license revenue	17%	23%	17%	22%
Per-unit royalty revenue	82	76	82	77
Total royalty and license revenue	99	99	99	99
Development, services, and other revenue	1	1	1	1
Total revenues	100	100	100	100
Costs and expenses:
Cost of revenues	—	1	—	1
Sales and marketing	11	22	13	25
Research and development	12	23	15	25
General and administrative	24	72	27	96
Total costs and expenses	47	119	55	147
Operating income (loss)	53	(19)	45	(47)
Interest and other income	1	7	(1)	1
Income (loss) before provision for income taxes	54	(12)	44	(46)
Provision for income taxes	(5)	(1)	(3)	(1)
Net income (loss)	49%	(13)%	41%	(47)%

REVENUES

Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue are composed of per-unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

A revenue summary for the three months ended June 30, 2021 and 2020 are as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues:
Fixed fee license revenue	$1,824	$1,292	$532	41%
Per-unit royalty revenue	9,057	4,301	4,756	111%
Total royalty and license revenue	10,881	5,593	5,288	95%
Development, services, and other revenue	129	75	54	72%
Total revenues	$11,010	$5,668	$5,342	94%

Royalty and license revenue — Royalty and license revenue for the three months ended June 30, 2021 increased $5.3 million, or 95%, from $5.6 million for the three months ended June 30, 2020 to $10.9 million for the three months ended June 30, 2021.

Per-unit royalty revenue increased by $4.8 million, or 111%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily attributable to a $2.3 million increase in royalty revenue from our mobility licensees, a $1.7 million increase in royalties from our gaming licensees and a $0.9 million increase in revenue from our automotive licensees.
Fixed fee license revenue increased $0.5 million in the three months ended June 30, 2021 compared to the same period in 2020 primarily due increased license revenue from our automotive licensees.

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

Development, services and other revenue — Development, services, and other revenue was $129,000 for the three months ended June 30, 2021 as compared to the $75,000 the three months ended June 30, 2020.

Geographically, revenues generated in Asia, North America, and Europe for the three months ended June 30, 2021 represented 84%, 8%, and 8%, respectively, of our total revenue as compared to 78%, 16%, and 6%, respectively, for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

A revenue summary for the three months ended June 30, 2021 and 2020 are as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues:
Fixed fee license revenue	$3,099	$2,578	$521	20%
Per-unit royalty revenue	14,850	9,197	5,653	61%
Total royalty and license revenue	17,949	11,775	6,174	52%
Development, services, and other revenue	220	150	70	47%
Total revenues	$18,169	$11,925	$6,244	52%

Royalty and license revenue — Royalty and license revenue for the six months ended June 30, 2021 increased $6.2 million, or 52%, from $11.8 million for the six months ended June 30, 2020 to $17.9 million for the six months ended June 30, 2021.

Per-unit royalty revenue increased by $5.7 million, or 61%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily attributable to a $2.4 million increase in royalty revenue from our mobility licensees, a $2.4 million increase in royalties from our gaming licensees and a $1.0 million increase in revenue from our automotive licensees.
Fixed fee license revenue increased $0.5 million in the six months ended June 30, 2021 compared to the same period in 2020 primarily due increased license revenue from our automotive licensees.

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

Development, services and other revenue — Development, services, and other revenue was $220,000 for the six months ended June 30, 2021 as compared to the $150,000 the six months ended June 30, 2020.

Geographically, revenues generated in Asia, North America, and Europe for the six months ended June 30, 2021 represented 80%, 12%, and 8%, respectively, of our total revenue as compared to 79%, 16%, and 5%, respectively, for the six months ended June 30, 2020.

OPERATING EXPENSES

The following tables set forth a summary of our operating expenses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Sales and marketing	$1,194	$1,255	$(61)	(5)%
% of total revenue	11%	22%
Research and development	$1,332	$1,323	$9	1%
% of total revenue	12%	23%
General and administrative	$2,636	$4,087	$(1,451)	(36)%
% of total revenue	24%	72%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Sales and marketing	$2,300	$2,971	$(671)	(23)%
% of total revenue	13%	25%
Research and development	$2,639	$3,012	$(373)	(12)%
% of total revenue	15%	25%
General and administrative	$4,860	$11,443	$(6,583)	(58)%
% of total revenue	27%	96%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and allocated facilities costs.

Sales and marketing expenses decreased $0.1 million, or 5%, in three months ended June 30, 2021 as compared to three months ended June 30, 2020 primarily attributable to a $0.1 million decrease in facilities related costs partially offset by a $0.1 million increase in compensation, benefits and other personnel related costs.

Sales and marketing expenses decreased $0.7 million, or 23%, in the six months ended June 30, 2021 as compared to the same period in 2020 primarily attributable to a $0.3 million decrease in depreciation expense, a $0.2 million decrease in facilities related costs and a $0.3 million decrease in sales and marketing and travel costs partially offset by a $0.2 million increase in compensation, benefits and other personnel related costs.

The decrease in depreciation expense in the first half of 2021 compared to the same period in 2020 was primarily attributable to the accelerated depreciation in the first quarter of 2020 resulting from the shortening in estimated useful life of the leasehold improvements of the San Jose, California ("SJ Facility") to March 31, 2020 following our decision to exit this facility. The decrease in facilities expenses during the three and six months ended June 30, 2021 compared to the same periods in 2020 was largely attributable to the decrease in rent expense following the sublease of the SJ Facility in the second quarter of 2020. The increase in compensation, benefits and other personnel related costs in the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to increases in commissions and other variable compensation.

Research and Development — Our research and development expenses are comprised of employee compensation and benefits, outside services and consulting fees, tooling and supplies, and an allocation of facilities costs.

Research and development expenses was flat for the three months ended June 30, 2021 compared to three months ended June 30, 2020. Research and development expenses decrease $0.4 million, or 12%, for the six months ended June 30, 2021 compared to the same period in 2020. This decrease was primarily due to a $0.2 million decrease in consulting and outside services, a $0.2 decrease in depreciation expense and a $0.2 million decrease in facilities related costs partially offset by a $0.3 million increase compensation, benefits and other personnel related costs.

The decrease in consulting and outside services cost in the six months ended June 30, 2021 compared to the same period in 2020 was largely due to a reduction in consultant headcount. The decrease facilities expenses in the six months ended June 30, 2021 compared to the same period in 2020 was driven by factors discussed above. The increase in compensation, benefits and other personnel related costs in the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to increases in variable compensation and stock-based compensation expense.

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

General and administrative expenses decreased $1.5 million, or 36%, in the three months ended June 30, 2021 as compared to the same period in 2020 primarily due to a $0.5 million decrease in legal expenses, a $0.3 million decrease in compensation, benefits and other personnel related costs, a $0.3 million decrease in professional services and outside services and a $0.2 million decrease in facilities costs.

General and administrative expenses decreased $6.6 million, or 58%, in the six months ended June 30, 2021 as compared to the same period in 2020 primarily due to a $2.3 million decrease in compensation, benefits and other personnel related costs, a $1.8 million decrease in legal expenses, a $1.2 million decrease in professional services and outside services, a $0.5 million decrease in depreciation expense and a $0.4 million decrease in facilities costs.

The decrease in compensation, benefits and other personnel related costs was primarily due to reduced headcount, lower salaries, variable compensation driven by the transition of our Accounting, Human Resources, Finance and IT functions from San Jose, California to Montreal, Canada and lower stock-based compensation expense. The decrease in legal expense was primarily attributable to reduced activities, as well as a decrease in patent maintenance and prosecution costs. The decrease in consulting and professional services fees was due to decreases in accounting and audit fees and consulting and other professional fees in the three and six months ended June 30, 2021 compared to the same periods in 2020. The decrease in depreciation expense and facilities costs were primarily driven by the factors discussed above.

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

Interest and other income (loss), net decreased $0.3 million during the three months ended June 30, 2021 compared to the same period in 2020 primarily driven by a $0.2 million decrease in other income and a $0.1 million increase in foreign currency exchange gains.

Interest and other income (loss), net decreased $0.4 million during the six months ended June 30, 2021 compared to the same period in 2020 primarily driven by a $0.3 million decrease in investment earnings on cash and cash equivalents and a $0.3 million decrease other income and partially offset by a $0.1 million increase in foreign currency exchange gains.

The decrease in investment earnings was primarily due to lower interest rates during the six months ended June 30, 2021 compared to the same period in 2020. The foreign exchange gains were primarily driven by the fluctuation in South Korean Won exchanges rates against the U.S. Dollar.

PROVISION FOR INCOME TAXES

The following table sets forth a summary of our provision for income taxes for the three and six months ended June 30, 2021 and 2020 (in thousands except for percentages):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Income (loss) before provision for income taxes	$5,847	$(671)
Provision for income taxes	506	41	$465	1,134%
Effective tax rate	8.7%	(6.1)%

	Six Months Ended June 30,
	2021	2020	Change	% Change
Loss before benefit from (provision for) income taxes	8,024	(5,447)
Provision for income taxes	647	93	554	596%
Effective tax rates	8.1%	(1.7)%

Provision for income tax for the three and six months ended June 30, 2021 and 2020 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to carry a full valuation allowance on our U.S. federal and State as well as Canada federal deferred tax assets. The effective tax rate is lower than statutory tax rate is primarily due to the benefit recorded on deferred tax assets utilized in current year for the federal and state jurisdictions. The year-over-year change in provision for income taxes resulted primarily from the change in income from continuing operations across various tax jurisdictions.

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

We also maintain liabilities for uncertain tax positions. As of June 30, 2021, we had unrecognized tax benefits under ASC 740 of approximately $4.5 million and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents consist primarily of cash and money market funds. The securities are stated at market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

On June 30, 2021, our cash and cash equivalents totaled $107.3 million, an increase of $47.8 million from $59.5 million on December 31, 2020.

	Six Months Ended June 30,
	2021	2020	Change	% Change
Net cash provided by ( used in) operating activities	$9,054	$(4,768)	$13,822	(290)%
Net cash provided by (used in) investing activities	$(88)	$2,970	$(3,058)	(103)%
Net cash provided by (used in) financing activities	$38,786	$(30,579)	$69,365	NM1
(1) Not meaningful.

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss), adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $9.1 million during the six months ended June 30, 2021, a $13.8 million increase compared the same period in 2020. This increase in net cash provided by operating activities was primarily attributable to a $12.9 million increase in net income and $2.4 million increase in cash provided by changes in net operating assets partially offset by a $1.5 million decrease in noncash items.

Investing Activities

Our investing activities primarily consist of purchases of and proceeds from maturities of short-term investments and purchases of computer equipment, furniture and leasehold improvements related to facilities expansion.

Net cash used in investing activities during the six months ended June 30, 2021 was $0.1 million consisting of purchases of property and equipment.

Net cash provided by investing activities during the six months ended June 30, 2020 was $3.0 million primarily consisting of $3.0 million proceeds from maturities of short-term investments.

Financing Activities

Our financing activities primarily consist of cash from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.

Net cash provided by financing activities during the six months ended June 30, 2021 was $38.8 million primarily consisting of $35.8 million net proceeds from common stock issuances and $2.9 million proceeds from stock option exercises.

Net cash used in financing activities during the six months ended June 30, 2020 was $30.6 million, and primarily consisted of $30.6 million in cash paid for stock repurchases.

Our total cash and cash equivalents were $107.3 million as of June 30, 2021, of which approximately 13%, or $14.0 million was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

On February 11, 2021, we entered into an equity distribution agreement (the "February 2021 Distribution Agreement") with an investment banking firm to issue and sell shares of our common stock having an aggregated offering price of up to $50 million. Under the terms of the February 2021 Distribution Agreement, we are obligated to pay 2.25% commission on the gross sales proceeds from common stock sold and customary indemnification rights and the reimbursement of legal fees and disbursements.

During the first quarter of 2021, we sold 3.3 million shares of our common stock pursuant to the February 2021 Distribution Agreement and we received net proceeds of approximately $35.9 million from the offering net of $1.2 million of commissions and other offering costs. We terminated the February 2021 Distribution Agreement on March 5, 2021.

During the first quarter of 2020, we repurchased approximately 2.0 million shares of our common stock for approximately $12.0 million at an average cost of $5.95 per share.

On July 6, 2021, we entered into an equity distribution agreement (the "July 2021 Distribution Agreement:") with an investment banking firm to issue and sell shares of our common stock having an aggregated offering price of up to $60 million. Under the July 2021 Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the July 2021 Distribution Agreement, the investment banker may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market or on any other existing trading market for the common stock. We are obligated to pay 2.25% commission on the gross sales proceeds from common stock sold and customary indemnification rights and the reimbursement of legal fees and disbursements. The July 2021 Distribution Agreement may be terminated by either party upon prior written notice to the other party, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in Immersion. We are not obligated to sell any shares under the July 2021 Distribution Agreement.

As of August 12, 2021, we sold 1.9 million shares of our common stock and we received net proceeds of approximately
$14.5 million from the offering after deducting commissions and other estimated offering expense.

We anticipate that capital expenditures for property and equipment for the year ending December 31, 2021 will be less than $1 million.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions for the first half of 2021 and beyond, as of August 16, 2021, the date of this Quarterly Report on Form 10-Q, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of June 30, 2021, our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited
On April 28, 2017, we received a letter from Samsung requesting that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016. On July 12, 2017, on behalf of Samsung, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes and penalties. On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept Immersion’s arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019. On July 16, 2020, the Korea Administrative Court issued its ruling in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on Samsung should be cancelled with some litigation costs to be borne by the Korean tax authorities. On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court occurred on November 11, 2020. A second hearing occurred on January 13, 2021. A third hearing occurred on March 21, 2021. The Korea High Court had indicated that a final decision was originally expected on May 28, 2021, but instead, decided to hold a fourth hearing on July 9, 2021. The Court indicated that it expects to render a decision on this matter on October 1, 2021.

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
Immersion Corporation vs. Samsung (China) Investment Co., Ltd., Huizhou Samsung Electronics Co., Ltd and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. (Fuzhou Intellectual Property Court - Case: Min 01 Min Chu No. 342 (2018))
On March 8, 2018, we filed a complaint against Samsung (China) Investment Co., Ltd. (“Samsung China”), Huizhou Samsung Electronics Co., Ltd. (“Samsung Huizhou”) (together with Samsung China, “Samsung”), and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. in the Fuzhou Intermediate Court in Fuzhou, China alleging that certain Samsung touchscreen phones, including the Galaxy S8, S8+, and Note8, infringe three Immersion Chinese patents. The three patents at issue, covering haptic feedback systems and methods in electronic devices, are Chinese Patent No. ZL02821854.X, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; Chinese Patent No. ZL201210005785.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; and Chinese Patent No. ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”. Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages. The Fuzhou Intellectual Property Court accepted the case on March 8, 2018. Samsung China filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. Samsung Huizhou and Samsung China appealed and the pretrial conference originally scheduled for June 14-15, 2018 was postponed pending a ruling from the Fujian High Court. On September 20, 2018, the Fujian High Court rejected the jurisdictional objection appeals. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou supplemented their petitions in May, and we responded on June 1, 2018. A hearing on the petition for Chinese Patent No. ZL02821854.X occurred on July 18, 2018. Hearings on the petitions for Chinese Patent No. ZL201210005785.2 and Chinese Patent No. ZL201310253562.2 occurred on September 28, 2018. Trial was originally scheduled for November 12, and 14, 2018; the Fuzhou Intellectual Property Court granted Immersion's request to postpone trial but did not set revised dates. The Company and Samsung each submitted evidence for use at trial on or before October 26, 2018. The Patent Reexamination Board of SIPO issued invalidation decisions against Chinese Patent No. ZL02821854.X on November 21, 2018, against Chinese Patent No. ZL201310253562.2 on November 14, 2018, and against Chinese Patent No. ZL201210005785.2 on November 15, 2018, declaring all three Chinese patents invalid. We filed an application to withdraw our complaint from the Fuzhou Intermediate Court on December 10, 2018 and received the ruling that allows Immersion to withdraw the case from the Fuzhou Intermediate Court on December 29, 2018. We pre-registered the appeals against the invalidation decisions with the Beijing IP Court on February 14, 2019. On April 28, 2019, we filed the appeal against the invalidation decisions with the Beijing IP court. On June 6, 2019, SIPO responded to our filing of the appeal with its counterarguments to the arguments set forth in our appeal filing. A hearing occurred on March 11, 2021. We currently anticipate no additional hearings. The Court indicated that a judgment may be issued by September 30, 2021.

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
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing is scheduled for October 14, 2021. The Court has indicated that it expects to render a decision on this matter by the end of February 2022.

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
Immersion Software Ireland Limited v. Marquardt GMBH

On August 3, 2021, we filed an arbitration demand with the American Arbitration Association against Marquardt, one of our licensees in the automotive market. The arbitration demand arises out of the Marquardt License, effective as of January 1, 2018, between us as licensor and Marquardt, as licensee. Pursuant to the arbitration demand, we are demanding that Marquardt cure its breach of the Marquardt License and pay all royalties currently owed under the Marquardt License. The last royalty report we have received from Marquardt was for the third quarter of calendar year 2020 in which Marquardt reported approximately $539,000 in royalties but did not pay such royalties. Further, since that date, we have not received any other royalty reports or royalty payments from Marquardt. The term of the Marquardt License expires by its terms on December 31, 2023. As a result of Marquardt’s breach of the Marquardt License, per unit royalties and applicable interest fees, in the amount of a definite sum to be determined, are currently past due. Pursuant to the terms of the Marquardt License, we are requesting arbitration by a single arbitrator in Madison County, New York.

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

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by catastrophic events, such as natural disasters, war, acts of terrorism, pandemics, epidemics, or other public health emergencies, such as the outbreak of COVID-19. The World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures, which has resulted in a significant number of layoffs or furloughs of employees, and/or other negative economic conditions in many of the countries in which we operate. While some governments around the world are easing restrictions designed to help control the spread of the virus, a resurgence of COVID-19 cases, including cases relating to the spread of various variants of COVID-19 such as the Delta variant, may cause governments around the world to implement or reinstitute such restrictions. The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted.

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

The spread of the COVID-19 pandemic has also caused us to modify our business practices (including implementing work-from-home policies and restricting travel by our employees) in ways that may be detrimental to our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers. These practices may have an adverse effect on our employees’ productivity (especially with respect to our engineering and research and development efforts which may require hardware and software not available while working remotely) and morale and our ability to engage and support our current and prospective customers.

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

A significant amount of our revenue is derived from a limited number of customers, and we expect that this will continue to be the case in the future. For example, for the three months ended June 30, 2021, Samsung accounted for a significant amount of our total revenues.

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

If our customers discontinue product lines that incorporate our technology, our operating results may be negatively impacted.

Our royalties from licenses and therefore the growth of our business, are dependent, in part, on the success of our customers’ products that incorporate our haptic innovations. Many of the industries we license into are highly competitive. Our existing customers may decide to exit these industries and focus their resources on industries we do not license into or where we have achieved less market penetration. The discontinuation of such product lines by our customers would result in lower shipments of products that incorporate our haptic innovations which in turn may have a material adverse effect on our business, financial condition and results of operations. For example, on April 5, 2021, LGE announced that it would wind down and close its mobile business unit by July 31, 2021.

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

Due to the continuing evolution of market sectors, product categories, and business models and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may interpret License Provisions in their agreements in a way that is different from our interpretation of such License Provisions or in a way that is inconsistent with the rights that we have granted to other licensees. Such conflicting interpretations by our licensees may lead to claims that we have granted rights to one licensee that are inconsistent with the rights that we have granted to another licensee or that create a dispute as to which products are covered by the license and are thus subject to a royalty payment. For example, on August 3, 2021, we filed an arbitration demand with the American Arbitration Association against Marquardt, one of our licensees in the automotive market. Pursuant to the arbitration demand, we are demanding that Marquardt cure its breach of the Marquardt License and pay all royalties currently owed to us under the Marquardt License. For additional background on our litigation, please see Part II Item 1 Legal Proceedings.

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

Our technologies are complex, and we rely upon our employees to identify new sales and business development opportunities, support and maintain positive relationships with our licensees, enhance existing technologies, and develop new technologies. Accordingly, we need to be able to attract, recruit, integrate, and retain sales, support, marketing, and research and development personnel, including individuals highly specialized in patent licensing and engineering in order to develop and deploy our technologies and to sustain revenue growth. Competition for talented candidates is intense, especially for individuals with patent licensing, engineering and haptics expertise, and we may not be successful in attracting, integrating, and continuing to motivate such qualified personnel. In this competitive recruiting environment, especially when hiring in Montreal, Canada, and the greater San Francisco Bay Area, our compensation packages need to be attractive to the candidates we recruit. However, given the negative effects that COVID-19 may have on our business as well as potential volatility in our quarterly revenues, it could be difficult to craft compensation plans that will attract and retain salespeople with the skills to secure complex licensing arrangements. In Montreal, Canada, and the greater San Francisco Bay Area, candidates and employees view the stock component of compensation as an important factor in deciding both whether to accept an employment opportunity as well as whether to remain in a position at a company. Even if we are able to present robust compensation packages that enable us to attract and recruit new candidates for hire, we may not be able to retain our current executive officers and key employees if the structure of their compensation packages does not provide incentives for them to remain employed by us. For instance, in June 2020, our 2020 Executive Incentive Plan was cancelled and the base salaries of our executive officers were reduced by 10%.

We have experienced turnover in our senior management and our employee base, which could result in operational and administrative inefficiencies and could hinder the execution of our growth strategy.

We have experienced turnover in our senior management. For example, on November 3, 2020, Ramzi Haidamus departed as our Chief Executive Officer and a member of our board of directors, and Jared Smith, our Vice President, Worldwide Sales, was appointed as Interim Chief Executive Officer. In addition, effective May 21, 2021, Mike Okada departed as our General Counsel & Senior Vice President, IP Licensing and Legal Affairs. Lack of management continuity could harm our customer relationships, delay product development processes, adversely affect our ability to successfully execute our growth strategy, result in operational and administrative inefficiencies and added costs, and could impede our ability to recruit new talented individuals to senior management positions, which could adversely impact our results of operations, stock price and customer relationships. Our success largely depends on our ability to integrate any new senior management within our organization in order to achieve our operating objectives, and changes in other key positions may affect our financial performance and results of operations as new members of management become familiar with our business. General employee turnover also presents risks discussed in this paragraph.

We had an accumulated deficit of $105.8 million as of June 30, 2021, and we may not maintain consistent profitability in the future.

As of June 30, 2021, we had an accumulated deficit of $105.8 million. We need to generate significant ongoing revenues to maintain consistent profitability. Among other ongoing expenses, we may continue to incur expenses related to:

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

We currently have sales personnel and other personnel in Canada, the United Kingdom and Japan who may engage in various activities, including engaging our customers and prospective customers outside of the United States. International revenues accounted for approximately 88% of our total revenues in the first six months of 2021. International operations are subject to a number of difficulties, risks, and special costs, including:

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

Our failure to comply with complex U.S. and foreign laws and regulations could have a material adverse effect on our operations.

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

Our business involves the storage and transmission of customers’ proprietary and confidential information, including information that may be personal information, and other data. In addition, we collect, use and maintain our own confidential and proprietary business information, including information that may be personal information, and maintain intellectual property internally on our systems. Computer malware, ransomware, cyberattacks and other threats and methods used to gain unauthorized access to our information technology networks and systems have become more prevalent and sophisticated. These threats and attempts, which may be related to industrial or other espionage, could include covertly introducing malware such as viruses, worms and other malicious software programs to our computers and networks, impersonating authorized users, and fraudulently inducing employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our data or our customers’ data, among other possible methods of security breach. These threats are constantly evolving, making it increasingly difficult to successfully defend against them or implement adequate protective measures.

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

On July 6, 2021, we entered into an equity distribution agreement with Craig-Hallum, pursuant to which we are able to issue and sell shares of our common stock having an aggregate offering price of up to $60 million, from time to time, through an “at the market” equity offering program under which Craig-Hallum is acting as sales agent. The issuance and sale of shares of our common stock pursuant to this “at the market” equity offering program will have a dilutive impact on our existing stockholders.

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

We will have broad discretion as to the use of proceeds from the “at the market” offering that we announced in July 2021, and we may not use the proceeds effectively.

We currently intend to use the net proceeds from our “at the market” offering announced in July 2021 for working capital and other general corporate purposes. We may also use a portion of the net proceeds from the offering to acquire or invest in businesses, assets or technologies. Accordingly, we will retain broad discretion over the use of proceeds. Pending application of the net proceeds as described above, we may, from time to time, invest in digital or alternative currencies such as bitcoin or other cryptocurrencies. We may also invest net proceeds in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

If we determine to purchase digital or alternative currencies as part of our capital allocation and investment strategy, our financial results and the market price of our common stock may be affected by the price of these digital or alternative currencies.

In the future, as part of our capital allocation and investment strategy, we may elect to purchase digital or alternative currencies such as bitcoin or other cryptocurrencies. The price of bitcoin and other cryptocurrencies has historically been subject to dramatic price fluctuations and is highly volatile. For example, the price of these digital or alternative currencies may be influenced by regulatory, commercial and technical factors that are highly uncertain and unrelated to our business. Any decrease in the fair value of bitcoin or other cryptocurrencies we may purchase below our carrying value for such assets at any time would require us to incur an impairment charge, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our assets. Any decrease in reported earnings or increased volatility of such earnings due to impairment charges related to bitcoin or other cryptocurrency holdings could have a material adverse effect on the market price of our common stock. Any future changes in Generally Accepted Accounting Principles ("GAAP") that require us to change the manner in which we account for any bitcoins or other cryptocurrencies that we may purchase could have a material adverse effect on our financial results and the market price of our common stock.

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

ITEM 6. EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016	8-K	000-27969	3.1	November 4, 2016
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	December 27, 2017
10.1		Equity Distribution Agreement, dated as of July 6, 2021, by and between Immersion Corporation and Craig-Hallum Capital Group LLC	8-K	001-38334	1.1	July 6, 2021
10.2	*	Summary of Compensation Information of Francis Jose, General Counsel (1)
10.3	*	Retention and Ownership Change Event Agreement, effective May 22, 2021, by and between Immersion Corporation and Francis Jose(1)
31.1	*	Certification of Jared Smith, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Jared Smith, Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Report Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Furnished herewith.
(1)	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

Date:	August 16, 2021	By:	/s/ AARON AKERMAN
Aaron Akerman
Chief Financial Officer and Principal Accounting Officer