Form 10-Q
period 2021-09-30
IMMERSION CORP
filed 2021-11-03
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Number of shares of common stock outstanding at October 22, 2021 was 33,025,762.

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

▪ We may elect to purchase marketable securities, or digital or alternative currencies, as part of our capital allocation or investment strategy; and if we determine to purchase marketable securities, or digital or alternative currencies (such as bitcoin and other cryptocurrencies,), our financial results and the market price of our common stock may be affected by the price of these alternative investments, which may be highly volatile.

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

IMMERSION CORPORATION
INDEX

		Page
PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	6
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020	7
	Unaudited Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended September 30, 2021 and 2020	8
	Unaudited Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 2021 and 2020
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	11
	Unaudited Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 4.	Controls and Procedures	39
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	43
Item 6.	Exhibits	62
SIGNATURES		63

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$90,601	$59,522
Marketable securities	28,028	—
Accounts and other receivables	4,171	2,218
Prepaid expenses and other current assets	11,739	12,610
Total current assets	134,539	74,350
Property and equipment, net	220	209
Long-term deposits	11,928	12,571
Other assets	13,836	9,000
Total assets	$160,523	$96,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117	$149
Accrued compensation	729	1,001
Other current liabilities	4,962	2,457
Deferred revenue	4,914	5,173
Total current liabilities	10,722	8,780
Long-term deferred revenue	17,859	21,334
Other long-term liabilities	1,153	2,035
Total liabilities	29,734	32,149
Contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital — $0.001 par value; 100,000,000 shares authorized; 45,167,893 and 39,161,214 shares issued, respectively; 33,024,460 and 27,017,781 shares outstanding, respectively	313,885	258,756
Accumulated other comprehensive income	653	122
Accumulated deficit	(102,016)	(113,164)
Treasury stock at cost: 12,143,433 and 12,143,433 shares, respectively	(81,733)	(81,733)
Total stockholders’ equity	130,789	63,981
Total liabilities and stockholders’ equity	$160,523	$96,130
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Royalty and license	$7,068	$7,531	$25,017	$19,306
Development, services, and other	105	65	325	215
Total revenues	7,173	7,596	25,342	19,521
Costs and expenses:
Cost of revenues	8	32	78	138
Sales and marketing	443	1,096	2,743	4,067
Research and development	803	920	3,442	3,932
General and administrative	2,246	2,963	7,106	14,406
Total costs and expenses	3,500	5,011	13,369	22,543
Operating income (loss)	3,673	2,585	11,973	(3,022)
Interest and other income (loss), net	438	174	162	334
Income (loss) before benefit from (provision for) income taxes	4,111	2,759	12,135	(2,688)
Benefit from (provision for) income taxes	(340)	96	(987)	3
Net income (loss)	$3,771	$2,855	$11,148	$(2,685)
Basic net income (loss) per share	$0.12	$0.11	$0.36	$(0.09)
Shares used in calculating basic net income (loss) per share	32,474	26,898	30,693	28,507
Diluted net income (loss) per share	$0.12	$0.11	$0.36	$(0.09)
Shares used in calculating diluted net income (loss) per share	32,612	27,134	31,065	28,507
Other comprehensive income (loss)
Change in unrealized gains (loss) on short-term investments	531	—	531	(2)
Total comprehensive income (loss)	$4,302	$2,855	$11,679	$(2,687)
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at June 30, 2021	43,252,670	$299,124	$122	$(105,787)	12,143,433	$(81,733)	$111,726
Net income				3,771			3,771
Unrealized gain on available-for-sale securities, net of taxes			531				531
Issuance of stock for ESPP purchases	9,490	61					61
Release of restricted stock units and awards	8,407						—
Shares issued in connection with public offering, net of offering costs	1,897,326	14,285					14,285
Stock-based compensation		415					415
Balances at September 30, 2021	45,167,893	$313,885	$653	$(102,016)	12,143,433	$(81,733)	$130,789

	Three Months Ended September 30, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at June 30, 2020	39,007,576	$255,446	$122	$(124,105)	12,143,433	$(81,733)	$49,730
Net income				2,855			2,855
Issuance of stock for ESPP purchase	12,394	71					71
Exercise of stock options, net of shares withheld for employee taxes	2,300	19					19
Release of restricted stock units and awards	35,821						—
Stock-based compensation		1,339					1,339
Balances at September 30, 2020	39,058,091	$256,875	$122	$(121,250)	12,143,433	$(81,733)	$54,014
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2020	39,161,214	$258,756	$122	$(113,164)	12,143,433	$(81,733)	$63,981
Net income				11,148			11,148
Unrealized gain on available-for-sale securities, net of taxes			531				531
Issuance of stock for ESPP purchases	25,033	150					150
Exercise of stock options, net of shares withheld for employee taxes	325,737	2,864					2,864
Release of restricted stock units and awards	448,772						—
Shares issued in connection with public offering, net of offering costs	5,207,137	50,118					50,118
Stock-based compensation		1,997					1,997
Balances at September 30, 2021	45,167,893	$313,885	$653	$(102,016)	12,143,433	$(81,733)	$130,789

	Nine Months Ended September 30, 2020
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2019	38,624,784	$253,289	$124	$(118,565)	7,210,456	$(51,091)	$83,757
Net loss				(2,685)			(2,685)
Unrealized loss on available-for-sale securities, net of taxes			(2)				(2)
Stock repurchases					4,932,977	$(30,642)	(30,642)
Issuance of stock for ESPP purchases	22,556	134					134
Exercise of stock options, net of shares withheld for employee taxes	2,300	19					19
Release of restricted stock units and awards	408,451						—
Stock-based compensation		3,433					3,433
Balances at September 30, 2020	39,058,091	$256,875	$122	$(121,250)	12,143,433	$(81,733)	$54,014

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in) operating activities:
Net income (loss)	$11,148	$(2,685)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	575	1,681
Stock-based compensation	1,997	3,433
Foreign currency remeasurement losses	612	66
Unrealized gain on available-for-sale debt securities	(490)	—
Other	68	(161)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,953)	2,019
Prepaid expenses and other current assets	870	4,147
Long-term deposits	33	(4,889)
Other assets	2,097	1,471
Accounts payable	(30)	(642)
Accrued compensation	(272)	(2,013)
Other current liabilities	917	(1,465)
Deferred revenue	(3,734)	(2,984)
Other long-term liabilities	(1,116)	(966)
Net cash provided by (used in) operating activities	10,722	(2,988)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(34,443)	—
Proceeds from sale of derivative instruments	1,757	—
Proceeds from maturities of short-term investments	—	3,000
Purchases of property and equipment	(89)	(40)
Net cash provided by (used in) investing activities	(32,775)	2,960
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net	50,118	—
Cash paid for purchases of treasury shares	—	(30,642)
Proceeds from issuance of common stock under employee stock purchase plan	150	134
Proceeds from stock options exercises	2,864	19
Net cash provided by (used in) financing activities	53,132	(30,489)
Net increase (decrease) in cash and cash equivalents	31,079	(30,517)
Cash and cash equivalents:
Beginning of period	59,522	86,478
End of period	$90,601	$55,961
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$88	$65
Supplemental disclosure of non-cash operating, investing, and financing activities:
Release of restricted stock units and awards under stock plan	$4,081	$2,801
Leased assets obtained in exchange for new operating lease liabilities	$—	$577

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

Impact of COVID-19

In response to the COVID-19 pandemic, we implemented work-from-home and restricted travel policies in the first quarter of 2020, which are expected to remain in place for rest of 2021. We implemented a series of cost reduction initiatives in 2020 and 2021 to preserve financial flexibility. In 2020, these actions included: reductions of the base salaries and cash compensation of company executives and board members; cancellation and reduction of bonus amounts in executive and employee bonus plans; renegotiated professional services fees from third-party services providers; relocation of certain positions to lower-cost regions; the temporary suspension of employee retirement savings plan matched by Immersion and accessing broad-based employer relief provided by the governments. In 2021, additional actions included: cancellation of 2021 Executive Incentive Plan and elimination of certain positions.

In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During the nine months ended September 30, 2021, we recorded $0.3 million in government subsidies as a reduction in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). During the nine months ended September 30, 2020, we recorded $0.5 million in government subsidies as a reduction in operating expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of the condensed consolidated financial statements. Significant estimates include revenue recognition, useful lives of property and equipment, valuation of income taxes including uncertain tax provisions, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

2. REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed fee license revenue	$1,247	$1,243	$4,346	$3,821
Per-unit royalty revenue	5,821	6,288	20,671	15,485
Total royalty and license revenue	7,068	7,531	25,017	19,306
Development, services, and other revenue	105	65	325	215
Total revenue	$7,173	$7,596	$25,342	$19,521

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

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. In the three months ended September 30, 2021, we recorded adjustments of $0.5 million to decrease royalty revenue. We recorded adjustments of $0.3 million to increase royalty revenue during the three months ended September 30, 2020.

Contract Assets

As of September 30, 2021, we had contract assets of $10.8 million included within Prepaid expenses and other current assets, and $2.5 million included within Other assets, on the Condensed Consolidated Balance Sheets. As of December 31,

2020, we had contract assets of $11.6 million included within Prepaid expenses and other current assets, and $4.6 million included within Other assets, on the Condensed Consolidated Balance Sheets.

Contract assets decreased by $3.0 million from December 31, 2020 to September 30, 2021, primarily due to actual royalties billed during the nine months ended September 30, 2021.

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

Based on contracts signed and payments received as of September 30, 2021, we expect to recognize $22.7 million in revenue related to Performance Obligation B under our fixed fee license agreements, which is satisfied over time, including $14.1 million over one to three years and $8.6 million over more than three years.

Capitalized Contract Costs

During the three and nine months ended September 30, 2021, we capitalized $14,000 and $0.2 million of incremental costs incurred to obtain new contracts with customers, respectively.

3. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Marketable Debt Securities

Marketable debt securities as of September 30, 2021 consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Holding Gains	Unrealized Holding Losses	Fair Value
Corporate debt securities	6,935	531	—	7,466
	$6,935	$531	$—	$7,466

We invest surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal. Fair values were determined for each individual security in the investment portfolio based on quoted market prices.

Our investments in marketable debt securities are classified and accounted for as available-for-sale. Our marketable debt securities are classified either short-term or long-term based on each instrument’s underlying contractual maturity date. As of September 30, 2021, we reported $7.5 million investment in debt securities as Other assets on our Condensed Consolidated Balance Sheets as the management intends to hold these investment for more than 12 months from the reporting date. We did not have marketable securities as of December 31, 2020.

Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized as Other comprehensive income (loss) on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

We may sell certain marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of September 30, 2021 (in thousands) are as follows:

	September 30, 2021
	Amortized Cost	Fair Value
Less than 1 year	$—	$—
1 to 5 years	6,935	7,466
Total	$6,935	$7,466

Marketable Equity Securities

Marketable equity securities as of September 30, 2021 consisted of the following (in thousands):

	September 30, 2021
	Initial Costs	Cumulative Unrealized Holding Gains	Fair Value
Equity securities	$27,538	$490	$28,028
	$27,538	$490	$28,028

Our investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations. The marketable equity securities are measured at fair value with gains and losses recognized in Interest and other income (loss), net on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an individual investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, we will record an impairment charge and establish a new cost basis in the investment.

Derivative Financial Instruments

We invest in derivatives that are not designated as hedging instruments and which consisted of call and put options. When we sell call and put options, the premium received is reported as Other current liabilities on our Condensed Consolidated Balance Sheets. When we purchase put or call options, the premium paid is reported as Marketable securities current on our Condensed Consolidated Balance Sheets. The carrying value of these options are adjusted to the fair value at the end of each reporting period until the options expire. Gains and losses recognized from the periodic adjustments to fair value are recognized as Interest and other income (loss), net on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). At September 30, 2021, we had $1.8 million derivative instruments which consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets.

	Cost	Unrealized Holding Losses	Fair Value
Liabilities
Derivative instruments	$1,757	$2	$1,759
	$1,757	$2	$1,759

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net unrealized gains (losses) recognized on equity investments held as of the end of the period	$490	$—	$490	$—
Net realized gains (losses) recognized on derivative instruments	9	—	9	—
Net unrealized gains (losses) recognized on derivative instruments	(2)	—	$(2)	—
Total net gains (losses) recognized in Interest and other income (loss), net	$497	$—	$497	$—

Fair Value Measurements

Our financial instruments measured at fair value on a recurring basis consisted of money market funds, equity securities, corporate debt securities and derivatives. We value these securities based on quoted prices in active markets for identical assets. Such instruments are generally classified within Level 1 of the fair value hierarchy. Money market accounts are classified as cash equivalents.

Financial instruments valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy and include corporate debt securities and derivative instruments. We had no Level 2 financial instruments at December 31, 2020.

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. As of September 30, 2021 and December 31, 2020, we did not hold any Level 3 financial instruments.

Financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are classified based on the valuation technique in the table below (in thousands):

	September 30, 2021
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Equity securities	$28,028	$—	$—	$28,028
Corporate debt securities	—	7,466	—	7,466
Total assets at fair value	$28,028	$7,466	$—	$35,494

Liabilities
Derivative instruments	$—	$1,759	$—	$1,759
Total liabilities at fair value	$—	$1,759	$—	$1,759

	December 31, 2020
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market accounts (1)	45,614	$—	$—	$45,614
Total assets at fair value	$45,614	$—	$—	$45,614
(1) The above table excludes $13.9 million of cash held in banks.

4. BALANCE SHEETS DETAILS

Cash and Cash Equivalents

Our cash and cash equivalent balances were as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash	$90,601	$13,908
Money market funds	—	45,614
Total cash and cash equivalents	$90,601	$59,522

Accounts and Other Receivables
Accounts and other receivables consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Trade accounts receivable	$3,243	$1,618
Other receivables	928	600
Total accounts and other receivables	$4,171	$2,218

Allowance for credit losses as of September 30, 2021 and December 31, 2020 were not material.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$785	$816
Contract assets - current	10,756	11,623
Other current assets	198	171
Total prepaid expenses and other current assets	11,739	12,610

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Contract assets - long-term	$2,451	$4,596
Right-of-use ("ROU") assets	1,075	1,607
Deferred tax assets	2,659	2,659
Marketable debt securities - non-current	7,466	—
Other assets	185	138
Total other assets	$13,836	$9,000

Other Current Liabilities

Other current liabilities are as follows (in thousands):

	September 30, 2021	December 31, 2020
Lease liabilities - current	$1,213	$1,382
Derivative instruments	1,759	—
Other current liabilities	1,990	1,075
Total other current liabilities	$4,962	$2,457

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

On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court occurred on November 11, 2020. A second hearing occurred on January 13, 2021. A third hearing occurred on March 21, 2021. The Korea High Court had indicated that a final decision was originally expected on May 28, 2021, but instead, decided to hold a fourth hearing on July 9, 2021. On October 1, 2021, the Korea High Court issued its ruling in which it ruled that withholding taxes and penalties totaling approximately KRW 6,186,218,586 (approximately $5.2 million) in national-level withholding tax and local withholding taxes imposed by the Korean tax authorities on Samsung for royalties paid to Immersion during the period of 2012 – 2014 be cancelled on the basis that the Korea tax authorities wrongfully engaged in a duplicative audit with respect to such time period. The Korea High Court also ruled that approximately KRW 1,655,105,584 (approximately $1.4 million) of national-level withholding tax and local withholding taxes imposed by the Korean tax authorities on Samsung for royalties paid to Immersion during 2015 and 2016 be upheld in part on the basis that Immersion Software Ireland Limited did not have sufficient economic substance to be considered the beneficial owner of the royalties paid by Samsung to Immersion Software Ireland Limited. On or about October 22, 2021, the Korean tax authorities filed an appeal with the Korea Supreme Court with respect to certain portions of the Korea High Court decision and we filed an appeal with the Korea Supreme Court with respect to certain portions of the Korea High Court decision.

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing occurred on September 13, 2021. An eleventh hearing is scheduled for November 15, 2021. The Court has indicated that it expects to render a decision on this matter by the end of February 2022.

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

Immersion Software Ireland Limited v. Marquardt GMBH

On August 3, 2021, we filed an arbitration demand with the American Arbitration Association (the “AAA”) against Marquardt GmbH (“Marquardt”), one of our licensees in the automotive market. The arbitration demand arises out of that certain Amended and Restated Patent License Agreement (the “Marquardt License”), effective as of January 1, 2018, between us as licensor and Marquardt, as licensee. Pursuant to the arbitration demand, we are demanding that Marquardt cure its breach of the Marquardt License and pay all royalties currently owed under the Marquardt License. The last royalty report we have received from Marquardt was for the third quarter of calendar year 2020 in which Marquardt reported approximately $0.5 million in royalties but did not pay such royalties. Further, since that date, we have not received any other royalty reports or royalty payments from Marquardt. The term of the Marquardt License expires by its terms on December 31, 2023. As a result of Marquardt’s breach of the Marquardt License, per unit royalties and applicable interest fees, in the amount of a definite sum to be determined, are currently past due.

Pursuant to the terms of the Marquardt License, we requested arbitration by a single arbitrator in Madison County, New York. On August 9, 2021, the AAA confirmed receipt of our arbitration demand dated August 3, 2021. On August 13, 2021, the AAA conducted an administrative conference call to discuss communications, mediation, tribunal appointment, place of arbitration, and other administrative topics. On September 15, 2021, Marquardt filed an answer to our arbitration demand with the AAA, in which Marquardt provided general denials of our claims and asserted a counterclaim for approximately $138,000 in royalties previously paid to us under the Marquardt License. On September 30, 2021, we filed an answer to Marquardt’s counterclaim in which we denied the allegations set forth in Marquardt’s counterclaim. An arbitrator has been chosen to arbitrate this matter. We anticipate that the arbitrator will conduct the arbitration proceedings in New York City or White Plains, New York, with the consent of the parties. The arbitrator has not yet set a preliminary hearing date.

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

A summary of our equity incentive program is as follows (in thousands):

September 30, 2021
Common stock shares available for grant(1)	—
Stock options outstanding	296
PSUs outstanding	90
RSUs outstanding	247
RSAs outstanding	—
(1) We granted equity awards under the 2011 Equity Incentive Plan (the "2011 Plan") from July 2011 through November 2020. The 2011 Plan expired on April 5, 2021, and the remaining 3,708,238 authorized shares were cancelled on the 2011 Plan expiration date. We do not have an active equity incentive plan as of September 30, 2021.

Time-Based Stock Options

The following summarizes activities for the time-based stock options for the nine months ended September 30, 2021 (in thousands except for weighted average exercise price per share and weighted average remaining contractual life data):

	Number of Shares Underlying Stock Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	828	$8.16	4.36	$2,628
Exercised	(326)	$8.79
Canceled or expired	(206)	$7.46
Outstanding at September 30, 2021	296	$7.96	3.85	$171
Vested and expected to vest at September 30, 2021	272	$7.99	3.74	$171
Exercisable at September 30, 2021	170	$8.20	2.95	$171

Aggregate intrinsic value is the difference between the closing price on the last trading day in September 2021 and the exercise price, multiplied by the number of in-the-money stock options.

Restricted Stock Units

The following summarizes RSU activities for the nine months ended September 30, 2021 (in thousands except for weighted average grant date fair value and weighted average remaining contractual life data):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	802	$6.98	1.00	$9,057
Released	(319)	$7.45
Forfeited	(236)	$6.67
Outstanding at September 30, 2021	247	$6.67	0.79	$1,690

Restricted Stock Awards

The following summarizes RSA activities for the nine months ended September 30, 2021 (in thousands except for weighted average grant date fair value and weighted average remaining recognition period):

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2020	130	$6.53	0.45
Granted	—	$—
Released	(130)	$6.53
Forfeited	—	$—
Outstanding at September 30, 2021	—	$—	0.00

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

The following summarizes PSU activities for the nine months ended September 30, 2021 (in thousands except for weighted average grant date fair value and weighted average remaining recognition period):

	Number of Market Condition-Based Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2020	250	$6.20	2.08
Forfeited	(160)	$6.20
Outstanding at September 30, 2021	90	$6.20	1.33

Employee Stock Purchase Plan

Under our 1999 Employee Stock Purchase Plan ("ESPP"), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six months offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the nine months ended September 30, 2021, 25,033 shares were purchased under the ESPP. As of September 30, 2021, 205,848 shares were available for future purchase under the ESPP.

Stock-based Compensation Expense

The following table summarizes stock-based compensation expenses recognized for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$123	$259	$317	$812
RSUs, RSAs and PSUs	286	1,065	1,635	2,583
Employee stock purchase plan	6	15	45	38
Total	$415	$1,339	$1,997	$3,433

Sales and marketing	$141	$205	$678	$593
Research and development	118	233	653	653
General and administrative	156	901	666	2,187
Total	$415	$1,339	$1,997	$3,433

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

We did not grant stock options during the nine months ended September 30, 2021.

As of September 30, 2021, there were $3.2 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options, RSAs, RSUs and PSUs. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

7. STOCKHOLDERS’ EQUITY

Stock Offering

On February 3, 2021, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which provided us with the flexibility to raise up to $250 million of capital. We intend to use the net proceeds from the sale of the securities offered by this prospectus for working capital and other general corporate purposes, and we may use a portion of any net proceeds for investment in complementary businesses or alternative currencies.

On February 11, 2021, we entered into an equity distribution agreement (the "February 2021 Distribution Agreement") with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as sales agent to issue and sell shares of our common stock having an aggregated offering price of up to $50 million. Under the terms of the February 2021 Distribution Agreement, we were obligated to pay a 2.25% commission on the gross sales proceeds from common stock sold and customary indemnification rights and the reimbursement of legal fees and disbursements.

During the first quarter of 2021, we sold 3.3 million shares of our common stock pursuant to the February 2021 Distribution Agreement and we received net proceeds of $35.9 million from the offering net of $1.2 million of commissions and other offering costs. We terminated the February 2021 Distribution Agreement on March 5, 2021.

On July 6, 2021, we entered into an equity distribution agreement (the "July 2021 Distribution Agreement") with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as sales agent to issue and sell shares of our common stock having an aggregated offering price of up to $60 million. Under the July 2021 Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the July 2021 Distribution Agreement, the investment banker may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market or on any other existing trading market for the common stock. We are obligated to pay 2.25% commission on the gross sales proceeds from common stock sold and customary indemnification rights and the reimbursement of legal fees and disbursements. The July 2021 Distribution Agreement may be terminated by either party upon prior written notice to the other party, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in Immersion. We are not obligated to sell any shares under the July 2021 Distribution Agreement.

During the third quarter of 2021, we sold 1.9 million shares of our common stock pursuant to the July 2021 Distribution Agreement and we received net proceeds of approximately $14.2 million from the offering after deducting commissions and other estimated offering expense.

Stock Repurchase Program

On November 1, 2007, our Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of our common stock (the “Stock Repurchase Program”). In addition, on October 22, 2014, the Board authorized another $30.0 million under the Stock Repurchase Program. As of September 30, 2020, we repurchased the maximum amount of shares of common stock available under the Stock Repurchase Program and no longer have any amount available for repurchase under the Stock Repurchase Plan.

During the six months ended June 30, 2020, we repurchased approximately 4.9 million shares for approximately $30.6 million at an average cost of $6.39 per share.

8. INCOME TAXES

Income tax provision consisted of the following (in thousands, except for effective tax rate percentage):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) before benefit from (provision for) income taxes	$4,111	$2,759	$12,135	$(2,688)
Benefit from (provision for) income taxes	(340)	96	(987)	3
Effective tax rates	(8.3)%	3.5%	(8.1)%	(0.1)%

The provision for income tax for the three months and nine months ended September 30, 2021 and 2020, respectively, resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to carry a full valuation allowance on our U.S. federal and State as well as Canada federal deferred tax assets. The effective tax rate is lower than statutory tax rate mainly due to the benefit from the utilization of a Net Operating Loss ("NOL") in the current year for the U.S. federal and state jurisdictions.

As of September 30, 2021, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $4.3 million and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of September 30, 2021, we had net deferred income tax assets of $2.7 million and deferred income tax liabilities of $0.4 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2001 through the current period. We have received a letter of no change from the California Franchise Tax Board related to the examination for tax years 2017 and 2018. Currently we are under examination by the Internal Revenue Services for tax year 2018.

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

9. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for any dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes stock options, RSUs, RSAs, PSUs and ESPP.

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$3,771	$2,855	$11,148	$(2,685)
Denominator:
Weighted-average common stock outstanding, basic	32,474	26,898	30,693	28,507
Dilutive effect of potential common shares:
Stock options, stock awards and ESPP	138	236	372	—
Total shares, diluted	32,612	27,134	31,065	28,507
Basic net income (loss) per share	$0.12	$0.11	$0.36	$(0.09)
Diluted net income (loss) per share	$0.12	$0.11	$0.36	$(0.09)

We include the underlying market condition stock awards in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the three and nine months ended September 30, 2021, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	342	1,368	97	1,367
RSUs and RSAs	—	181	—	1,197
	342	1,549	97	2,564

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

Below is a summary of our right-of-use assets (“ROU”) assets and lease liabilities as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	Balance Sheets Classification	September 30, 2021	December 31, 2020
Assets
Right-of-use assets	Other assets	$1,075	$1,607
Liabilities
Operating lease liabilities - current	Other current liabilities	1,213	1,382
Operating lease liabilities - long-term	Other long-term liabilities	795	1,677
Total lease liabilities		$2,008	$3,059

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

At the commencement date of the sublease, we recognized initial direct costs of $0.3 million. These deferred costs will be amortized over the terms of the sublease payments. As of September 30, 2021, $0.1 million was reported in Prepaid expenses and other current assets and $0.1 million was reported in Other assets on our Condensed Consolidated Balance Sheets.

We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the lease terms. During the three and nine months ended September 30, 2021, and 2020, our net operating lease expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$209	$278	$623	$851
Sublease income	(257)	(257)	(772)	(327)
Net lease cost (income)	$(48)	$21	$(149)	$524

The table below provides supplemental information related to operating leases for the nine months ended September 30, 2021 and 2020 (in thousands except for lease term):

	Nine Months Ended September 30,
	2021	2020
Cash paid within operating cash flow	$1,115	$1,061
Weighted average lease terms (in years)	1.6	2.3
Weighted average discount rate	N/A	3.5%

Minimum future lease payment obligations for our operating leases as of September 30, 2021 are as follows (in thousands):

For the Years Ending December 31,
Remainder of 2021	$377
2022	1,223
2023	460
2024	25
Total	$2,085

Future lease payments as of September 30, 2021 from our sublease agreement are as follows (in thousands):

For the Years Ending December 31,
Remainder of 2021	$264
2022	1,077
2023	351
Total	$1,692

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “can”, “will”, “places”, “estimates”, and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and the recognition and components thereof; our costs and expenses, including capital expenditures; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; our investment of surplus funds and sales of marketable debt securities; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans related to and the impact of current and future litigation and arbitration; our sublease and the timing and income related thereto; our shelf S-3 registration statement and our plans with respect thereto, including anticipated use of proceeds; and our stock repurchase and equity distribution programs.

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

We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 1,700 issued or pending patents worldwide as of September 30, 2021. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.

We believe that IP protection is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third parties, licensing arrangements, and other contractual agreements with third parties to protect our IP. Parties licensed to our IP regard that act as an investment-one which is devalued when unlicensed parties use our IP. Litigation against unlicensed third parties is a last step after all other avenues for resolution have been exhausted. If unlicensed parties continue to ship products that use our IP without fairly remunerating us, litigation may be a proper step to protect our IP and assets, as well as inform existing licensees that we are protecting their investment. As haptics gains wider acceptance in the market, the likelihood of unlicensed use of our IP increases. This could result in ongoing dispute resolution and litigation efforts, as we seek to protect the investment that we and our valid licensees have made in our technology.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 3, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 5, 2021, for a complete discussion of our critical accounting policies and estimates.

RESULTS OF OPERATIONS

OVERVIEW

Total revenue for the three months ended September 30, 2021 was $7.2 million, a $0.4 million, or 6%, decrease compared to $7.6 million for the three months ended September 30, 2020 primarily driven by a $0.5 million or 7%, decrease in per-unit royalty revenue.

Total revenue for the nine months ended September 30, 2021 was $25.3 million, an increase of $5.8 million, or 30%, compared to $19.5 million for the nine months ended September 30, 2020 primarily driven by a $5.2 million or 33%, increase in per-unit royalty revenue and a $0.5 million or 14% increase in license revenue.

Net income for the three months ended September 30, 2021 was $3.8 million, an increase of $0.9 million as compared to a net income of $2.9 million for the three months ended September 30, 2020. The increase in net income was mainly attributable to a $1.5 million decrease in cost and operating expenses partially offset by a $0.4 million decrease in total revenue.

Net income for the nine months ended September 30, 2021 was $11.1 million, an increase of $13.8 million as compared to a net loss of $2.7 million for the nine months ended September 30, 2020. The increase in net income was mainly attributable to a $5.8 million increase in total revenue and a $9.2 million decrease in cost and operating expenses.

The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Fixed fee license revenue	18%	16%	17%	20%
Per-unit royalty revenue	81	83	82	79
Total royalty and license revenue	99	99	99	99
Development, services, and other revenue	1	1	1	1
Total revenues	100	100	100	100
Costs and expenses:
Cost of revenues	—	—	—	—
Sales and marketing	6	14	11	21
Research and development	11	12	14	20
General and administrative	32	40	28	74
Total costs and expenses	49	66	53	116
Operating income (loss)	51	34	47	(16)
Interest and other income (loss), net	7	2	1	2
Income (loss) before benefit from (provision for) income taxes	58	36	48	(14)
Benefit from (provision for) income taxes	(5)	1	(4)	—
Net income (loss)	53%	37%	44%	(14)%

REVENUES

Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue are composed of per-unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

A revenue summary for the three months ended September 30, 2021 and 2020 are as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues:
Fixed fee license revenue	$1,247	$1,243	$4	—%
Per-unit royalty revenue	5,821	6,288	(467)	(7)%
Total royalty and license revenue	7,068	7,531	(463)	(6)%
Development, services, and other revenue	105	65	40	62%
Total revenues	$7,173	$7,596	$(423)	(6)%

Royalty and license revenue — Royalty and license revenue for the three months ended September 30, 2021 decreased $0.5 million, or 6%, to $7.1 million from $7.5 million for the three months ended September 30, 2020.

Per-unit royalty revenue decreased by $0.5 million, or 7%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily attributable to a $1.2 million decrease in royalty revenue from mobility licensees and a $0.1 million decrease in revenue from automotive licensees partially offset by a $0.9 million increase in royalties from gaming licensees.
Fixed fee license revenue was flat in the three months ended September 30, 2021 compared to the same period in 2020.

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

Development, services and other revenue — Development, services, and other revenue was $0.1 million for the three months ended September 30, 2021 as compared to the $65,000 the three months ended September 30, 2020.

Geographically, revenues generated in Asia, North America, and Europe for the three months ended September 30, 2021 represented 80%, 15%, and 5%, respectively, of our total revenue as compared to 77%, 14%, and 9%, respectively, for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

A revenue summary for the nine months ended September 30, 2021 and 2020 are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenues:
Fixed fee license revenue	$4,346	$3,821	$525	14%
Per-unit royalty revenue	20,671	15,485	5,186	33%
Total royalty and license revenue	25,017	19,306	5,711	30%
Development, services, and other revenue	325	215	110	51%
Total revenues	$25,342	$19,521	$5,821	30%

Royalty and license revenue — Royalty and license revenue for the nine months ended September 30, 2021 increased $5.7 million, or 30%, to $25.0 million from $19.3 million to for the nine months ended September 30, 2020.

Per-unit royalty revenue increased by $5.2 million, or 33%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily attributable to a $3.3 million increase in royalties from gaming licensees, a $1.1 million increase in royalty revenue from mobility licensees and a $0.9 million increase in revenue from automotive licensees.
Fixed fee license revenue increased $0.5 million in the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to increased license revenue from automotive licensees.

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

Development, services and other revenue — Development, services, and other revenue was $0.3 million for the nine months ended September 30, 2021 as compared to the $0.2 million the nine months ended September 30, 2020.

Geographically, revenues generated in Asia, North America, and Europe for the nine months ended September 30, 2021 represented 80%, 13%, and 7%, respectively, of total revenue as compared to 78%, 15%, and 7%, respectively, for the nine months ended September 30, 2020.

OPERATING EXPENSES

The following tables set forth a summary of our operating expenses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Sales and marketing	$443	$1,096	$(653)	(60)%
% of total revenue	6%	14%
Research and development	$803	$920	$(117)	(13)%
% of total revenue	11%	12%
General and administrative	$2,246	$2,963	$(717)	(24)%
% of total revenue	31%	39%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Sales and marketing	$2,743	$4,067	$(1,324)	(33)%
% of total revenue	11%	21%
Research and development	$3,442	$3,932	$(490)	(12)%
% of total revenue	14%	20%
General and administrative	$7,106	$14,406	$(7,300)	(51)%
% of total revenue	28%	74%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, sales commissions, advertising, trade shows, collateral marketing materials, market development funds, travel, and allocated facilities costs.

Sales and marketing expenses decreased $0.7 million, or 60%, in three months ended September 30, 2021 as compared to three months ended September 30, 2020 primarily attributable to a $0.6 million decrease in compensation, benefits and other personnel related costs.

Sales and marketing expenses decreased $1.3 million, or 33%, in the nine months ended September 30, 2021 as compared to the same period in 2020 primarily attributable to a $0.4 million decrease in compensation, benefits and other personnel related costs; a $0.3 million decrease in facilities related costs; a $0.3 million decrease in depreciation expense and a $0.3 million decrease in advertising and travel costs.

The decrease in compensation, benefits and other personnel related costs primarily attributable to lower headcount in three and nine months ended September 30, 2021 compared to the same periods in 2020. The decrease in depreciation expense in the first nine months of 2021 compared to the same period in 2020 was largely due to the accelerated depreciation in the first quarter of 2020 resulting from the shortening in estimated useful life of the leasehold improvements of the San Jose, California ("SJ Facility") to March 31, 2020 following our decision to exit this facility. The decrease in facilities expenses during the nine months ended September 30, 2021 compared to the same period in 2020 was largely attributable to lower rent expense following the sublease of the SJ Facility in the second quarter of 2020. The decrease in advertising and travel related costs in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to reduced business activities and travel restrictions during COVID 19 pandemic.

Research and Development — Our research and development expenses are comprised of employee compensation and benefits, outside services and consulting fees, tooling and supplies, and an allocation of facilities costs.

Research and development expenses decreased $0.1 million or 13% for the three months ended September 30, 2021 compared to three months ended September 30, 2020 primarily attributable to a $0.1 million decrease in compensation, benefits and other personnel related costs due to lower stock-based compensation expense.

Research and development expenses decreased $0.5 million, or 12%, for the nine months ended September 30, 2021 compared to the same period in 2020. This decrease was primarily due to a $0.2 million decrease in consulting and outside services, a $0.2 million decrease in facilities related costs and a $0.2 million decrease in depreciation expense partially offset by a $0.2 million increase compensation, benefits and other personnel related costs.

The decrease in consulting and outside services cost in the nine months ended September 30, 2021 compared to the same period in 2020 was largely due to lower consultant headcount. The decrease facilities and depreciation expenses in the nine months ended September 30, 2021 compared to the same period in 2020 was driven by factors discussed above. The increase in compensation, benefits and other personnel related costs in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to an increase in severance costs.

We believe that continued investment in research and development is critical to our future success, and we expect to continue making targeted investments in areas of research and technology development to support future growth in key markets.

General and Administrative — Our general and administrative expenses primarily consisted of employee compensation and benefits, legal and professional fees, external legal costs for patents, office supplies, travel, and allocated facilities costs.

General and administrative expenses decreased $0.7 million, or 24%, in the three months ended September 30, 2021 as compared to the same period in 2020 primarily due to a $0.9 million decrease in compensation, benefits and other personnel related costs partially offset by a $0.3 million increase in professional services and outside services fees. The decrease in compensation, benefits and other personnel related costs due to lower general and administration headcount and a decrease in stock-based compensation costs.

General and administrative expenses decreased $7.3 million, or 51%, in the nine months ended September 30, 2021 as compared to the same period in 2020 primarily due to a $3.2 million decrease in compensation, benefits and other personnel related costs, a $1.8 million decrease in legal costs, a $1.0 million decrease in consulting and professional services fees, a $0.5 million decrease in depreciation expense and a $0.4 million decrease in facilities costs.

The decrease in compensation, benefits and other personnel related costs was primarily due to reduced headcount and lower salaries driven by the transition of our Accounting, Human Resources, Finance and IT functions from San Jose, California to Montreal, Canada and lower stock-based compensation expense. The decrease in legal expense was primarily attributable to reduced activities, as well as a decrease in patent maintenance and prosecution costs. The decrease in consulting and professional services fees was due to decreases in accounting and audit fees and consulting and other professional fees in the nine months ended September 30, 2021 compared to the same period in 2020. The decrease in depreciation expense and facilities costs were primarily driven by the factors discussed above.

While we currently expect our general and administrative expenses to remain stable or decrease in the near future as we achieve targeted reductions in consulting and professional services, headcount, and other costs, we may be required to engage in litigation to protect our IP, in which case our general and administrative expenses could substantially increase to reflect such litigation costs.

INTEREST AND OTHER INCOME (LOSS), NET

Interest and Other Income (Loss), Net — Interest and other income (loss), net consists of interest income from cash equivalents and short-term investments, translation exchange rate gains (losses) and other income.

Interest and other income (loss) for the three months ended September 30, 2021 decreased $0.3 million compared to the same period in 2020 primarily due to a $0.5 million increase in unrealized gain on equity marketable securities, a $0.3 million increase in interest income partially offset by a $0.5 million increase in unrealized foreign currency translation loss.

Interest and other income (loss) for the nine months ended September 30, 2021 decreased $0.2 million compared to the same period in 2020 primarily due to a $0.5 million increase in unrealized foreign currency translation loss, a $0.3 million increase in other income partially offset by a $0.5 million increase in unrealized gains on equity marketable security.

The increase of unrealized gains on equity marketable securities was largely attributable in unrealized gains on equity marketable security we invested in the third quarter of 2021.The increase in unrealized foreign currency translation loss was attributable to the depreciation of South Korean Won against the U.S. Dollar. The increase in interest income is primarily due to an increase in cash and cash equivalents balances and higher effective interest rates in the three and nine months ended September 30, 2021 compared to the same periods in 2020.

INCOME TAXES

The following table sets forth a summary of our provision for income taxes for the three and nine months ended September 30, 2021 and 2020 (in thousands except for percentages):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Income before benefit from (provision for) income taxes	$4,111	$2,759
Benefit from (provision for) income taxes	(340)	96	$(436)	NM [1]
Effective tax rates	(8.3)%	3.5%

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Income (loss) before benefit from (provision for) income taxes	12,135	(2,688)
Benefit from (provision for) income taxes	(987)	3	(990)	NM 1
Effective tax rates	(8.1)%	(0.1)%
(1) Not meaningful.

Provision for income tax for the three and nine months ended September 30, 2021 and 2020 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to carry a full valuation allowance on our U.S. federal and State as well as Canada federal deferred tax assets. The effective tax rate is lower than the statutory tax rate primarily due to the benefit recorded on deferred tax assets utilized in the current year for federal and state jurisdictions. The year-over-year change in provision for income taxes resulted primarily from the change in income from continuing operations across various tax jurisdictions.

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

We also maintain liabilities for uncertain tax positions. As of September 30, 2021, we had unrecognized tax benefits under ASC 740 of approximately $4.3 million and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments consist primarily of cash, money market funds and short-term investments in equity securities. The marketable equity securities are measured at fair value with gains and losses recognized in Interest and other income (loss), net on our Condensed Consolidated Statements of Operations.

On September 30, 2021, our cash and cash equivalents and short-term investments totaled $118.6 million, an increase of $59.1 million from $59.5 million on December 31, 2020.

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Net cash provided by ( used in) operating activities	$10,722	$(2,988)	$13,710	NM1
Net cash provided by (used in) investing activities	$(32,775)	$2,960	$(35,735)	NM1
Net cash provided by (used in) financing activities	$53,132	$(30,489)	$83,621	NM1
(1) Not meaningful.

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income (loss), adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $10.7 million during the nine months ended September 30, 2021, a $13.7 million increase compared the same period in 2020. This increase in net cash provided by operating activities was primarily attributable to a $13.8 million increase in net income and $2.1 million increase in cash provided by changes in net operating assets partially offset by a $1.8 million decrease from noncash items.

Investing Activities

Our investing activities primarily consist of purchases of and proceeds from maturities of short-term investments, purchases of marketable securities, proceeds from sale of derivative instruments and purchases of computer equipment, furniture and leasehold improvements related to facilities expansion.

Net cash used in investing activities during the nine months ended September 30, 2021 was $32.8 million consisting of $34.4 million of purchases of marketable securities partially offset by $1.8 million of proceeds from sale of derivative instruments.

Net cash provided by investing activities during the nine months ended September 30, 2020 was $3.0 million primarily consisting of $3.0 million proceeds from maturities of short-term investments.

Financing Activities

Our financing activities primarily consist of cash from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $53.1 million primarily consisting of $50.1 million net proceeds from common stock issuances and $2.9 million proceeds from stock option exercises.

Net cash used in financing activities during the nine months ended September 30, 2020 was $30.5 million, and primarily consisted of $30.6 million in cash paid for stock repurchases.

Our total cash and cash equivalents were $90.6 million as of September 30, 2021, of which approximately 16%, or $14.5 million was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest all of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

During the third quarter of 2021, we sold 1.9 million shares of our common stock pursuant to the July 2021 Distribution Agreement and we received net proceeds of approximately $14.2 million from the offering after deducting commissions and other estimated offering expense.

On February 3, 2021, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission which provided us with the flexibility to raise up to $250 million of capital. We intend to use the net proceeds from the sale of the securities offered by this prospectus for working capital and other general corporate purposes, and we may use a portion of any net proceeds for investment in complementary businesses or alternative currencies.

On February 11, 2021, we entered into an equity distribution agreement (the "February 2021 Distribution Agreement") with Craig-Hallum to issue and sell shares of our common stock having an aggregated offering price of up to $50 million. Under the terms of the February 2021 Distribution Agreement, we were obligated to pay a 2.25% commission on the gross sales proceeds from common stock sold and customary indemnification rights and the reimbursement of legal fees and disbursements.

During the first quarter of 2021, we sold 3.3 million shares of our common stock pursuant to the February 2021 Distribution Agreement and we received net proceeds of $35.9 million from the offering net of $1.2 million of commissions and other offering costs. We terminated the February 2021 Distribution Agreement on March 5, 2021.

On July 6, 2021, we entered into an equity distribution agreement (the "July 2021 Distribution Agreement") with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as sales agent, to issue and sell shares of our common stock having an aggregated offering price of up to $60 million. Under the July 2021 Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the July 2021 Distribution Agreement, Craig-Hallum may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market or on any other existing trading market for the common stock. We are obligated to pay 2.25% commission on the gross sales proceeds from common stock sold and customary indemnification rights and the reimbursement of legal fees and disbursements. The July 2021 Distribution Agreement may be terminated by either party upon prior written notice to the other party, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in Immersion. We are not obligated to sell any shares under the July 2021 Distribution Agreement.

We anticipate that capital expenditures for property and equipment for the year ending December 31, 2021will be less than $1 million.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions for 2021 and beyond, as of November 3, 2021, the date of this Quarterly Report on Form 10-Q, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation as of September 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court occurred on November 11, 2020. A second hearing occurred on January 13, 2021. A third hearing occurred on March 21, 2021. The Korea High Court had indicated that a final decision was originally expected on May 28, 2021, but instead, decided to hold a fourth hearing on July 9, 2021. On October 1, 2021, the Korea High Court issued its ruling in which it ruled that withholding taxes and penalties totaling approximately KRW 6,186,218,586 (approximately $5.2 million) in national-level withholding tax and local withholding taxes imposed by the Korean tax authorities on Samsung for royalties paid to Immersion during the period of 2012 – 2014 be cancelled on the basis that the Korea tax authorities wrongfully engaged in a duplicative audit with respect to such time period. The Korea High Court also ruled that approximately KRW 1,655,105,584 (approximately $1.4 million) of national-level withholding tax and local withholding taxes imposed by the Korean tax authorities on Samsung for royalties paid to Immersion during 2015 and 2016 be upheld in part on the basis that Immersion Software Ireland Limited did not have sufficient economic substance to be considered the beneficial owner of the royalties paid by Samsung to Immersion Software Ireland Limited. On or about October 22, 2021, the Korean tax authorities filed an appeal with the Korea Supreme Court with respect to certain portions of the Korea High Court decision and we filed an appeal with the Korea Supreme Court with respect to certain portions of the Korea High Court decision.

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

ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”. Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages. The Fuzhou Intellectual Property Court accepted the case on March 8, 2018. Samsung China filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. Samsung Huizhou and Samsung China appealed and the pretrial conference originally scheduled for June 14-15, 2018 was postponed pending a ruling from the Fujian High Court. On September 20, 2018, the Fujian High Court rejected the jurisdictional objection appeals. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou supplemented their petitions in May, and we responded on June 1, 2018. A hearing on the petition for Chinese Patent No. ZL02821854.X occurred on July 18, 2018. Hearings on the petitions for Chinese Patent No. ZL201210005785.2 and Chinese Patent No. ZL201310253562.2 occurred on September 28, 2018. Trial was originally scheduled for November 12, and 14, 2018; the Fuzhou Intellectual Property Court granted Immersion's request to postpone trial but did not set revised dates. The Company and Samsung each submitted evidence for use at trial on or before October 26, 2018. The Patent Reexamination Board of SIPO issued invalidation decisions against Chinese Patent No. ZL02821854.X on November 21, 2018, against Chinese Patent No. ZL201310253562.2 on November 14, 2018, and against Chinese Patent No. ZL201210005785.2 on November 15, 2018, declaring all three Chinese patents invalid. We filed an application to withdraw our complaint from the Fuzhou Intermediate Court on December 10, 2018 and received the ruling that allows Immersion to withdraw the case from the Fuzhou Intermediate Court on December 29, 2018. We pre-registered the appeals against the invalidation decisions with the Beijing IP Court on February 14, 2019. On April 28, 2019, we filed the appeal against the invalidation decisions with the Beijing IP court. On June 6, 2019, SIPO responded to our filing of the appeal with its counterarguments to the arguments set forth in our appeal filing. A hearing occurred on March 11, 2021. On October 18, 2021, we became aware that the Court issued a judgment, which we received on November 2, 2021. The Court upheld the invalidation decisions issued by the Patent Reexamination Board of SIPO. We have the right to appeal the decisions to the IP Court of the Supreme People’s Court before December 1, 2021.

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
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing occurred on September 13, 2021. An eleventh hearing is scheduled for November 15, 2021. An eleventh hearing is scheduled for November 15, 2021. The Court has indicated that it expects to render a decision on this matter by the end of February 2022.

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

Immersion Software Ireland Limited v. Marquardt GMBH

On August 3, 2021, we filed an arbitration demand with the American Arbitration Association (the “AAA”) against Marquardt GmbH (“Marquardt”), one of our licensees in the automotive market. The arbitration demand arises out of that certain Amended and Restated Patent License Agreement (the “Marquardt License”), effective as of January 1, 2018, between us as licensor and Marquardt, as licensee. Pursuant to the arbitration demand, we are demanding that Marquardt cure its breach of the Marquardt License and pay all royalties currently owed under the Marquardt License. The last royalty report we have received from Marquardt was for the third quarter of calendar year 2020 in which Marquardt reported approximately $0.5 million in royalties but did not pay such royalties. Further, since that date, we have not received any other royalty reports or royalty payments from Marquardt. The term of the Marquardt License expires by its terms on December 31, 2023. As a result of Marquardt’s breach of the Marquardt License, per unit royalties and applicable interest fees, in the amount of a definite sum to be determined, are currently past due.

Pursuant to the terms of the Marquardt License, we requested arbitration by a single arbitrator in Madison County, New York. On August 9, 2021, the AAA confirmed receipt of our arbitration demand dated August 3, 2021. On August 13, 2021, the AAA conducted an administrative conference call to discuss communications, mediation, tribunal appointment, place of arbitration, and other administrative topics. On September 15, 2021, Marquardt filed an answer to our arbitration demand with the AAA, in which Marquardt provided general denials of our claims and asserted a counterclaim for approximately $138,000 in royalties previously paid to us under the Marquardt License. On September 30, 2021, we filed an answer to Marquardt’s counterclaim in which we denied the allegations set forth in Marquardt’s counterclaim. An arbitrator has been chosen to arbitrate this matter. We anticipate that the arbitrator will conduct the arbitration proceedings in New York City or White Plains, New York, with the consent of the parties. The arbitrator has not yet set a preliminary hearing date.

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

A significant amount of our revenue is derived from a limited number of customers, and we expect that this will continue to be the case in the future. For example, for the three months ended September 30, 2021, Samsung accounted for a significant amount of our total revenues.

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

Our technologies are complex, and we rely upon our employees to identify new sales and business development opportunities, support and maintain positive relationships with our licensees, enhance existing technologies, and develop new technologies. Accordingly, we need to be able to attract, recruit, integrate, and retain sales, support, marketing, and research and development personnel, including individuals highly specialized in patent licensing and engineering in order to develop and deploy our technologies and to sustain revenue growth. Competition for talented candidates is intense, especially for individuals with patent licensing, engineering and haptics expertise, and we may not be successful in attracting, integrating, and continuing to motivate such qualified personnel. In this competitive recruiting environment, especially when hiring in Montreal, Canada, and the greater San Francisco Bay Area, our compensation packages need to be attractive to the candidates we recruit. However, given the negative effects that COVID-19 may have on our business as well as potential volatility in our quarterly revenues, it could be difficult to craft compensation plans that will attract and retain salespeople with the skills to secure complex licensing arrangements. In Montreal, Canada, and the greater San Francisco Bay Area, candidates and employees view the stock component of compensation as an important factor in deciding both whether to accept an employment opportunity as well as whether to remain in a position at a company. Even if we are able to present robust compensation packages that enable us to attract and recruit new candidates for hire, we may not be able to retain our current executive officers and key employees if the structure of their compensation packages does not provide incentives for them to remain employed by us. For instance, in August 2021, our 2021 Executive Incentive Plan was cancelled and in June 2020, our 2020 Executive Incentive Plan was cancelled and the base salaries of our executive officers were reduced by 10%.

We have experienced turnover in our senior management and our employee base, which could result in operational and administrative inefficiencies and could hinder the execution of our growth strategy.

We have experienced turnover in our senior management. For example, in November 2020 Ramzi Haidamus departed as our Chief Executive Officer and a member of our board of directors, and Jared Smith was appointed as Interim Chief Executive Officer. In August 2021, Mr. Smith resigned as Interim Chief Executive Officer and Francis Jose, who had replaced Mike Okada as General Counsel in May 2021, was appointed the Chief Executive Officer. Lack of management continuity could harm our customer relationships, delay product development processes, adversely affect our ability to successfully execute our growth strategy, result in operational and administrative inefficiencies and added costs, and could impede our ability to recruit new talented individuals to senior management positions, which could adversely impact our results of operations, stock price and customer relationships. Our success largely depends on our ability to integrate any new senior management within our organization in order to achieve our operating objectives, and changes in other key positions may affect our financial performance and results of operations as new members of management become familiar with our business. General employee turnover also presents risks discussed in this paragraph.

We had an accumulated deficit of $102.0 million as of September 30, 2021, and we may not maintain consistent profitability in the future.

As of September 30, 2021, we had an accumulated deficit of $102.0 million. We need to generate significant ongoing revenues to maintain consistent profitability. Among other ongoing expenses, we may continue to incur expenses related to:

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

We currently have sales personnel and other personnel in Canada, the United Kingdom and Japan who may engage in various activities, including engaging our customers and prospective customers outside of the United States. International revenues accounted for approximately 87% of our total revenues in the first nine months of 2021. International operations are subject to a number of difficulties, risks, and special costs, including:

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

Further, in June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” and on January 31, 2020, the United Kingdom ceased to be an EU Member State. . The UK Data Protection Act that substantially implements the GDPR became law in May 2018 and was further amended to more closely align to GDPR post-Brexit. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services or performing research related to our technology.

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

In addition, ballot initiatives may also impose new or expanded privacy obligations. For example, on November 3, 2020, California voters passed Proposition 24, also known as the California Privacy Rights and Enforcement Act of 2020, a November 2020 ballot measure that, among other effects, expanded or amended the provisions of the CCPA, allowed consumers to direct businesses to not share their personal information, removed the time period in which businesses can fix violations before being penalized, and created the California Privacy Protection Agency to enforce the state’s consumer data privacy laws.

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

Our stock price has experienced substantial price volatility in the past and may continue to do so in the future. Further, our business, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to corporate operating performance. For example, in 2020 as a result of macroeconomic conditions and the related impact of COVID-19, the stock market experienced wide fluctuations. In the past twelve months, our stock price has fluctuated from as low as $6.16 per share in October 2020 to a high of $15.91 in February 2021. This significant volatility may continue to occur in the future for reasons that are unrelated to our business or if our business experiences unexpected results. The market price of our common stock has been, and in the future could be, significantly affected by our operations as well such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; the acquisition or loss of customers; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; stock repurchase activity; sale of stock by the company, changes in securities analysts’ recommendations; personnel changes; changing circumstances regarding competitors or their customers; governmental regulatory action or inaction; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; increased tariffs and international trade disputes; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company, which could lead to increased litigation costs and could adversely affect our operating results and our stock price.

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

We could recognize losses with respect to the marketable securities in which we invest.

Factors beyond our control can significantly influence the value of the marketable securities in which we invest, and can cause potential adverse changes to the value of these marketable securities. Relevant factors include, but are not limited to, fluctuations in market price, changes in our own analysis of the value of the security or instability in the financial markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer. Because of changing economic and market conditions and the financial condition of issuers of the marketable securities, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

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

ITEM 6. EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016	8-K	000-27969	3.1	November 4, 2016
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	December 27, 2017
10.1		Equity Distribution Agreement, dated as of July 6, 2021, by and between Immersion Corporation and Craig-Hallum Capital Group LLC	8-K	001-38334	1.1	July 6, 2021
10.2	*	Summary of Compensation Information of Aaron Akerman, Chief Financial Officer (1)
10.3	*	Summary of Compensation Information of Francis Jose, Chief Executive Officer (1)
31.1	*	Certification of Francis Jose, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	+	Certification of Francis Jose, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Report Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Furnished herewith.
(1)	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMERSION CORPORATION

Date:	November 3, 2021	By:	/s/ AARON AKERMAN
Aaron Akerman
Chief Financial Officer and Principal Accounting Officer