Form 10-K
period 2021-12-31
IMMERSION CORP
filed 2022-02-25
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 000-38334

Immersion Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3180138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 N.E. 191st Street, Suite 610, Aventura, FL, 33180
(Address of principal executive offices, zip code)
(408) 467-1900
(Registrant’s telephone number, including area code)

330 Townsend Street, Suite 234, San Francisco, CA 94107
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	IMMR	NASDAQ Global Market
Series B Junior Participating Preferred Stock Purchase Rights	IMMR	NASDAQ Global Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]  No [X]
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $230,817,516 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of common stock outstanding on February 18, 2022 is 33,522,918.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and executive officers, and Delinquent Section 16(a) Reports (if any)), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference portions of the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

IMMERSION CORPORATION
2021 FORM 10-K ANNUAL REPORT

Forward-looking Statements

In addition to historical information this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “can,” “will,” “places,” “estimates,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and the recognition and components thereof; our costs and expenses; including capital expenditures; our investment of surplus funds and sales of marketable debt securities seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans related to and the impact of current and future litigation and arbitration; our sublease and the timing and income related thereto; our shelf S-3 registration statement and our plans with respect thereto, including anticipated use of proceed and our stock repurchase and equity distribution programs.
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results could differ materially from those projected in the forward-looking statements, therefore we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained below under Part I, Item 1A, “Risk Factors.”
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
• Our failure to develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business.
•Shortages of electronic components may cause a decrease in production and sales of our customers’ products which could result in lower royalties payable to us.
•Our licenses with component manufacturers may cause confusion as to our licensing model and may prevent us from enforcing our patents based on the patent exhaustion doctrine, or other legal doctrines.
•We are or may become involved in litigation to enforce our IP rights (or defend against assertions that we violate a third party’s IP), or resolve conflicts over license terms in our license agreements, and the costs thereof could adversely affect our business.
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
▪ We may not return to consistent profitability in the future.
▪ Our international operations subject us to risks and costs, and our failure to comply with complex U.S. or foreign laws could have a material adverse effect on our operations.
▪ We may incur greater tax liability than anticipated which could adversely affect our financial condition and operating results.
▪ We may not be able to continue to innovate in the gaming market or continue to derive significant revenues from third party gaming peripheral makers for video gaming platforms.

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
▪ Future sales of our equity could result in significant dilution to our existing stockholders and depress the market price of our common stock. In addition, we will have broad discretion as to the use of proceeds from the “at the market” offerings that we announced in February 2021 and July 2021, and we may not use the proceeds effectively.
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

•Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.

PART I
Item 1.   Business
Overview
Immersion Corporation (the “Company”, “Immersion”, “we”, or “us”) is a premier licensing company focused on the invention, acceleration, and scaling, through licensing, of innovative haptic technologies that allow people to use their sense of touch to engage with products and experience the digital world around them. We are one of the leading experts in haptics, and our focus on innovation allows us to deliver world-class intellectual property (“IP”) and technology that enables the creation of products that delight end users. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized. Our primary business is currently in the mobility, gaming, and automotive markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including entertainment, social content, virtual and augmented reality, and wearables, as well as residential, commercial, and industrial Internet of Things. In recent years, we have seen a trend towards broad market adoption of haptic technology. As other companies follow our leadership in recognizing how important tactile feedback can be in people’s digital lives, we expect the opportunity to license our IP and technologies will continue to expand.
We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 1,600 issued or pending patents worldwide as of December 31, 2021. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.
We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

Our Business Strategy
Our goals are to maximize our profitable licensing opportunities to increase stockholder value, continue to play a leading role in the haptics industry, and to drive the adoption of our touch technology across markets and applications to improve user experiences in the digital realm. Our strategy is founded upon the ability to:
Innovate: Develop and patent our innovative technology, in a targeted and cost-efficient manner, to provide haptics in mobile, gaming, automotive, wearable, virtual and augmented reality, and other products and services to transform user experiences with unique and customizable tactile effects.
Foster Haptic Standards: We intend to lead and participate in the creation of ecosystem wide standards that will enable accelerated adoption of haptic technologies across our core markets. Additionally, we will provide technical leadership within the haptics ecosystem and align supply side haptics solution providers on consistent specifications to reduce friction related to the integration of haptics into license bearing products through participation in industry bodies and targeted standards setting organizations (“SSOs”).
Drive Adoption: Communicate the advantages of our patented innovations and technologies to the relevant customers in target end-markets and encourage their adoption through demonstrations, incorporation in the offerings of world-class companies and participation in SSOs.
Monetize: License our technology to customers for use in the creation, distribution and playback of high-quality haptic experiences in various products, services and markets.

Expand Markets and Applications: Work closely with component suppliers, chip vendors, systems integrators, content enablers and other partners to broaden the use of haptics within our current core markets and to expand it into emerging markets, such as virtual and augmented reality.

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
Immersion haptic technologies enhances digital experiences, restoring the missing elements of confirmation, realism and rich communication to the digital world and help realize our vision: “With touch, we make people’s digital lives more personal, vivid, and meaningful”.
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

Our Offerings
We provide enabling technology, IP and haptic expertise to our customers through a variety of different offerings, including technology licenses, patent licenses, and combined licenses that cover both technology and patents. In most cases, we provide patent licenses to our customers, and also offer technology licenses which may include services, reference designs, and/or software development kits (“SDKs”), with the specific rights and restrictions to the applicable patents described in the license agreements. When we offer patent licenses, we generally provide the customer with a defined right to use our patented innovations in its own products, subject to limitations by specific field of use and other restrictions.
Our agreements are typically structured with fixed, variable or a mix of fixed and variable royalty and/or license payments over certain defined periods, as well as, in certain cases, fees for support or other services.
Patent Licenses
Through more than 26 years of innovative research, development and business activity, we have built a far-reaching and deep portfolio of patents covering many of the foundational aspects and commercial applications of haptic technology. We have implemented formal policies and procedures governing how we create, protect and maintain our IP assets, and we invest resources judiciously and in a cost-efficient manner in our patent portfolio with the goal of improving return on investment for our stockholders . We continue to pursue intellectual property that aligns with our business strategy while efficiently managing our patent prosecution and maintenance costs. Our portfolio includes more than 1,600 worldwide issued or pending as of December 31, 2021, which support our technology offerings, protect our business activities and prospects, and represent an important independent licensing and revenue channel for us. We believe that our IP is relevant to many of the most important ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.
Technology and Engineering Offerings
In addition to licensing our patents to customers, we offer licenses to our other technology through integrated licensing kit offerings that may include tools, software, firmware, reference designs, and related documentation to enable development and deployment of advanced haptic experiences in consumer devices and applications. Our offerings include:
Reference Designs and reference technology: We offer reference designs for customers to use for technology evaluation and product development purposes. Our designs include documentation and materials that designers, engineers, and system integrators may utilize to integrate advanced haptics into existing or new products and applications. Our reference technologies include source code for host and embedded product development and are intended to accelerate adoption of licensed technologies by our licensees.
Software and firmware: We offer software and firmware for OEMs and supply chain partners to integrated advanced haptic capabilities and optimize system performance. Our SDKs consist of tools, integration software and effect libraries that allow for the design, encoding and playback of tactile effects. The SDKs offer high-fidelity tactile effects to augment and enhance content, while ensuring quality playback within consumer devices. Our reference firmware is designed to optimize control and performance of haptic system hardware.
Engineering and Integration Services: We offer engineering assistance, including technical and design assistance and integration services that allow our licensees to incorporate our touch-enabling solutions and technologies into their products at a reasonable cost and within a shortened time frame, allowing them to bring products to market quickly by using our years of haptic development and solution deployment expertise. We work closely with qualified engineering service providers to assist customers in integration activities
Markets
Mobile Communications, Wearables, and Consumer Electronics: We offer haptic expertise to Original Equipment Manufacturers (‘OEM”) in the mobile, gaming, and related consumer electronics markets.
Our licensees currently include some of the top makers of mobile devices in the world, including Samsung, Google, Sony, Panasonic, as well as integrated circuit manufacturers such as Awinic.
Revenue generated from OEMs and integrated circuit customers in the mobile communications market, as a percentage of our total revenue, in 2021 and 2020, were 60% and 69%, respectively, of our total revenue.
Gaming and VR: We have licensed our patents directly to Microsoft, Sony and Nintendo for use in their console gaming products. We have also licensed our patents to Sony for use in VR products. Additionally, we have licensed our patents to third party gaming peripheral manufacturers and distributors for use in spinning mass and force feedback devices such as controllers, steering wheels and joysticks, to be used with PC platforms running on Microsoft Windows and other operating systems, as well as in connection with video game consoles made by Microsoft, Sony, Nintendo and others. Our PC gaming licensees include Guillemot and Microsoft. We will not receive any further royalties from Microsoft under our current agreement with Microsoft, including with respect to Microsoft’s gaming products or any other haptic-related product that Microsoft produces or sells.
Revenue generated from customers in the gaming and VR market, as a percentage of our total revenue, in 2021 and 2020, were 21% and 15%, respectively.

Automotive: We offer patent licenses and assistance such as reference designs, prototypes and enablement services to automotive makers and suppliers. Our current licensees include ALPS Alpine, Continental, Preh, Panasonic Automotive Systems, Mobase Electronics (formerly Seoyon Electronics) and Tokai Rika.
Revenue generated from automotive customers, as a percentage of our total revenue, in 2021 and 2020, were 19% and 15%, respectively.
Other: We offer patent licenses to other markets. Our current licensees include Stanley, Point Mobile, Lexmark, and others.
Revenue generated from other customers, as a percentage of our total revenue, in 2021 and 2020 were not material.
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
We employ a consolidated direct sales force in the United States and Asia to license our patents and other technology across our target markets and augment that sales force via partnerships and licensing agreements with component suppliers and system integrators.
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

Research and Development
Our success, in part, depends on ensuring that our patents and other intellectual property continues to be relevant in our core markets in a manner that aligns with our business strategy while efficiently managing our costs. For the years ended December 31, 2021, and 2020, our research and development expenses were $4.2 million and $5.0 million, respectively.
We have multi-disciplinary expertise in usability and multimodal user interface design, actuator design, sensors, integration, real-time simulation algorithms, control, and software development. Our R&D team works with existing and potential partners to help them assess and prove the value of haptics in their field of interest, creating competitive differentiators and value-added solutions.

Intellectual Property
Protection of our IP portfolio is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third parties, licensing arrangements, and other contractual agreements with third parties to protect our IP. We maintain and support an active program to protect our IP, primarily through the filing of patent applications and the defense of issued patents against infringement. Parties who license our IP make an investment in our technology, and that investment gets devalued when unlicensed parties use our IP. Litigation against unlicensed third parties is a last step after all other avenues for resolution have been exhausted. If unlicensed parties continue to ship products that use our IP without fairly remunerating us, litigation may be a proper step to protect our IP and assets, as well as protecting the investments of our existing licensees. As haptics gains wider acceptance in the market, the likelihood of unlicensed use of our IP increases. This could result in ongoing dispute resolution and litigation efforts, as we seek to protect the investment that we and our valid licensees have made in our technology.
As of December 31, 2021, we and our wholly owned subsidiaries had more than 1,600 currently issued or pending patents worldwide that cover various aspects of our technologies. The duration of our issued patents is determined by the laws of the country of issuance and is typically 20 years from the effective date of filing of the patent application resulting in the patent.

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

Employees
As of December 31, 2021, we had 26 full-time equivalent employees located in 4 countries. Of these, 22, or 85%, were located in the United States and Canada.
We rely on the skills and talent of our employees to successfully execute our strategy through ongoing innovation, licensing activities, and collaboration with customers and partners to ensure that high-quality tactile experiences are brought to market. Accordingly, we seek to retain employees with world class haptic expertise, as well as the executive management and operating personnel required to successfully execute our business strategies. To retain these high caliber employees, we strive to create an environment and culture that fosters and supports the continued adoption of our technology in our core markets where we see further licensing opportunities.

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
Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by catastrophic events, such as natural disasters, war, acts of terrorism, pandemics, epidemics, or other public health emergencies, such as the outbreak of COVID-19. The outbreak resulted in governments around the world repeatedly implementing stringent measures to help control the spread of the virus, including quarantines, travel restrictions, business curtailments, school closures, and other measures, which has resulted in a significant number of layoffs or furloughs of employees, and/or other negative economic conditions in many of the countries in which we operate. Increasing case numbers and new variants of COVID-19, such as the Delta and Omicron variants, could cause governments around the world to implement or reinstitute such restrictions. The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted.
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
Our revenues and cash flows are largely dependent on our ability to renew existing licensing arrangements. If we are unable to obtain renewed licenses on terms consistent with our business objectives or effectively maintain, expand, and support our relationships with our licensees, our licensing revenue and cash flow could decline. In addition, the process of negotiating license arrangements requires significant time, effort and expense. Due to the length of time required to negotiate a license arrangement, there may be delays in the receipt of the associated revenue, which could negatively impact our revenue and cash flow.

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
Our revenue growth is largely dependent on our ability to enter into new licensing arrangements. If we are unable to obtain new licenses on terms consistent with our business objectives, our licensing revenue and cash flow could decline. In addition, the process of negotiating license arrangements requires significant time, effort and expense; due to the length of time required to negotiate a license arrangement, there may be delays in the receipt of the associated revenue, which could negatively impact our revenues and cash flows.
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
A significant amount of our revenue is derived from a limited number of customers, and we expect that this will continue to be the case in the future. For example, for the year ended December 31, 2021, Samsung accounted for a significant amount of our total revenues.
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
We derive a significant portion of our revenues from licenses and royalties from our haptic patents. To remain competitive, the market must adopt our newer technology. Our initiatives to develop industry standards, foster adoption of new haptic innovations, obtain patents on such innovations, and to commercialize these haptic innovations may not be successful or timely. Any new or enhanced haptic innovations may not be favorably received by our licensees, potential licensees, or consumers and we may not be able to monetize such haptic innovations. If our development efforts are not successful or are significantly delayed, companies may not incorporate our haptic innovations into their products and our revenues may not grow and could decline.

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
Due to the continuing evolution of market sectors, product categories, and business models and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may interpret License Provisions in their agreements in a way that is different from our interpretation of such License Provisions or in a way that is inconsistent with the rights that we have granted to other licensees. Such conflicting interpretations by our licensees may lead to claims that we have granted rights to one licensee that are inconsistent with the rights that we have granted to another licensee or that create a dispute as to which products are covered by the license and are thus subject to a royalty payment. For example, on August 3, 2021, we filed an arbitration demand with the American Arbitration Association against Marquardt GmbH ("Marquardt"), one of our licensees in the automotive market. Pursuant to the arbitration demand, we are demanding that Marquardt cure its breach of the Amended and Restated Patent License Agreement we entered into with Marquardt and pay all royalties currently owed to us under that license. For additional background on our litigation, please see Part I Item 3 Legal Proceedings.
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
We have experienced turnover in our senior management. For example, in August 2020 Eric Singer was appointed as Executive Chairman, in November 2020, Ramzi Haidamus departed as our Chief Executive Officer and a member of our board of directors, and Jared Smith was appointed as Interim Chief Executive Officer. In August 2021, Mr. Smith resigned as Interim Chief Executive Officer and Francis Jose, who had replaced Mike Okada as General Counsel in May 2021, was appointed the Chief Executive Officer. In addition, in December 2021, William Martin was appointed as Chief Strategy Officer. Lack of management continuity could harm our customer relationships, delay product development processes, adversely affect our ability to successfully execute our growth strategy, result in operational and administrative inefficiencies and added costs, and could impede our ability to recruit new talented individuals to senior management positions, which could adversely impact our results of operations, stock price and customer relationships. Our success largely depends on our ability to integrate any new senior management within our organization in order to achieve our operating objectives, and changes in other key positions may affect our financial performance and results of operations as new members of management become familiar with our business. General employee turnover also presents risks discussed in this paragraph.
We had an accumulated deficit of $100.7 million as of December 31, 2021, and we may not maintain consistent profitability in the future.
As of December 31, 2021, we had an accumulated deficit of $100.7 million. We need to generate significant ongoing revenues to maintain consistent profitability. Among other ongoing expenses, we may continue to incur expenses related to:
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

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Consolidated Statements of Income and Comprehensive Income. In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Consolidated

Statements of Income and Comprehensive Income in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposit on our Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long-term deposit. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for a which we recorded a Long-term deposit on our Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.
To the extent that we do not ultimately prevail in our appeal in the Korean courts with respect to the LGE case, the applicable deposits included in Long-term deposits would be recorded as additional income tax expense on our Consolidated Statements of Income and Comprehensive Income, in the period in which we do not ultimately prevail.
In the event that it is determined that we are obligated to further indemnify Samsung and/or LGE for withholding taxes imposed by the Korean tax authorities, receive further requests for reimbursement of tax liabilities from other licensees, we could incur significant expenses.
Our international operations subject us to additional risks and costs.
We currently have sales personnel and other personnel in Canada, the United Kingdom and Japan who may engage in various activities, including engaging our customers and prospective customers outside of the United States. International revenues accounted for approximately 88% of our total revenues in 2021. International operations are subject to a number of difficulties, risks, and special costs, including:
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
A key part of our business strategy is to license our software and patents (and other IP) to companies that manufacture and sell products incorporating our touch-enabling technologies. For the year ended December 31, 2021, 99% of our total revenues were royalty and license revenues, as compared to 99% for the year ended December 31, 2020. We do not control or influence the design, manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not timely ship products incorporating our touch-enabling technologies or fail to achieve strong sales, our revenues could decline.

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
Many of our current and future technologies are designed for use with third-party platforms and technologies. Our business relies on our access to these platforms and technologies of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.
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
Our management concluded that our internal control over financial reporting was effective as of December 31, 2021. However, we have in the past had material weaknesses in our internal control over financial reporting, and there are inherent limitations on the effectiveness of internal controls. We do not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met; no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.
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
Increasing attention on environmental, social and governance (ESG) matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.
Companies are facing increasing attention from investors, customers, partners, consumers and other stakeholders relating to ESG matters, including environmental stewardship, social responsibility, diversity and inclusion, racial justice and workplace conduct. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price and our access to and costs of capital.
We have established corporate social responsibility programs aligned with sound environmental, social and governance principles. These programs reflect our current initiatives, and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives impose additional costs on us. If our ESG initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

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
•the impact of COVID-19;
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
Our stock price has experienced substantial price volatility in the past and may continue to do so in the future. Further, our business, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to corporate operating performance. For example, in 2020 as a result of macroeconomic conditions and the related impact of COVID-19, the stock market experienced wide fluctuations. In the past twenty-four months, our stock price has fluctuated from as low as $4.23 per share in March 2020 to a high of $16.64 in February 2021. This significant volatility may continue to occur in the future for reasons that are unrelated to our business or if our business experiences unexpected results. The market price of our common stock has been, and in the future could be, significantly affected by our operations as well such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; the acquisition or loss of customers; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; stock repurchase activity; sale of stock by the company, changes in securities analysts’ recommendations; personnel changes; changing circumstances regarding competitors or their customers; governmental regulatory action or inaction; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; increased tariffs and international trade disputes; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company, which could lead to increased litigation costs and could adversely affect our operating results and our stock price.
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
On July 6, 2021, we entered into an equity distribution agreement with Craig-Hallum, pursuant to which we are able to issue and sell shares of our common stock having an aggregate offering price of up to $60 million, from time to time, through an “at the market” equity offering program under which Craig-Hallum is acting as sales agent. The issuance and sale of shares of our common stock pursuant to this “at the market” equity offering program has and will continue to have a dilutive impact on our existing stockholders.
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
Our investments are subject to risks relating to investments in commodities, futures, options and other derivatives, the prices of which are highly volatile and may be subject to substantial risk of loss (or cause us to be obligated to expend substantial amounts of cash to cover a position), including if we write options. Price movements of commodities, futures and options contracts are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures and options also depends upon the price of the securities underlying them.
If we determine to purchase digital or alternative currencies as part of our capital allocation and investment strategy, these investments would be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents, and our financial results and the market price of our common stock may be affected by the price of these digital or alternative currencies.
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
Historically, the digital or alternative currency markets has been characterized by more price volatility, less liquidity, and lower trading volumes compared to sovereign currencies markets, as well as relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell any of these currencies that we hold at reasonable prices or at all. As a result, any digital or alternative currencies that we may purchase may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. If we are unable to sell any digital or alternative currencies that we hold, or if we are forced to sell any of these currencies that we may hold at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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
Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.
We have federal net operating loss (NOL) carryforwards that are available to offset future taxable income. We may recognize additional NOLs in the future. Section 382 of the Internal Revenue Code of 1986, as amended (the Code) imposes an annual limitation on the amount of taxable income that may be offset by a corporation's NOLs if the corporation experiences an “ownership change” as defined in Section 382 of the Code. An ownership change occurs when our “five-percent shareholders” (as defined in Section 382 of the Code) collectively increase their ownership in the Company by more than 50 percentage points (by value) over a rolling three-year period. Additionally, various states have similar limitations on the use of state NOLs following an ownership change.
If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of our stock as of the ownership change by the applicable federal long-term tax-exempt rate. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year. If an ownership change should occur in the future, our ability to use the NOL to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income generated by us in future periods. There is no assurance that we will be able to fully utilize the NOL and we may be required to record an additional valuation allowance related to the amount of the NOL that may not be realized, which could impact our result of operations.
As noted, we believe that these NOL carryforwards are a valuable asset for us. Consequently, we have a Section 382 Tax Benefits Preservation Plan in place, to protect our NOLs during the effective period of the rights plan. Although the Tax Benefits Preservation Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the rights plan will prevent all transfers that could result in such an “ownership change”. The Tax Benefits Preservation Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our Company or a large block of our common stock. A third party that acquires 4.9% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Tax Benefits Preservation Plan through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person. The foregoing provisions may adversely affect the marketability of our common stock by discouraging potential investors from acquiring our stock. In addition, these provisions could delay or frustrate the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, or impede an attempt to acquire a significant or controlling interest in us, even if such events might be beneficial to us and our stockholders.

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
On January 31, 2020, we entered into an agreement to lease approximately 5,000 square feet of office space in San Francisco, California. This lease expires in February 2022. As a result of COVID-19, our San Francisco office has been closed since the first quarter of 2020 and we expect our San Francisco-based employees to continue to work-from-home in the foreseeable future.
On January 26, 2022, we entered into a lease agreement (the “Aventura Lease”) with COFE CIX Aventura, LLC, pursuant to which we lease approximately 1,390 square feet located at Aventura View Office Building, Suite 610, 2999 N.E. 191st Street, Aventura, Florida. The term of the Aventura Lease commences upon the on the earlier of the following dates: (i) March 1, 2022; and (ii) the date on which we occupy the premises and begin conducting business from the premises, and ends on the last day of the 25th full calendar month from the commencement date. The monthly base rent is $3,359.17 for the first 12 months, $3,459.94 for the following 12 months, and $3,564.19 for the 25th month. On February 22, 2022, our Board approved this office as our corporate headquarters.

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

On December 1, 2021, the Korean tax authorities submitted its brief to the Korea Supreme Court challenging the cancellation by the Korea High Court of a portion of the withholding tax imposed by the Korean tax authorities. On December 3, 2021, we submitted our own brief to the Korea Supreme Court providing arguments in support of our position that Immersion Software Ireland Limited has sufficient economic substance to be considered the beneficial owner of the royalties paid by Samsung to Immersion Software Ireland Limited. Such brief also provided arguments challenging the calculation of the imposed withholding tax upheld by the Korea High Court. On December 20, the Korean tax authorities filed a rebuttal brief relating to our brief filed on December 3, 2021. On December 29, 2021, we filed our rebuttal brief relating to the Korean tax authorities’ brief filed on December 1, 2021. On February 24, 2022, the Korea Supreme Court issued a decision affirming the rulings of the Korea High Court. We believe that any impairment in the Long-term deposits associated with the rulings of the Korea High Court is appropriately reflected in the Consolidated Balance Sheets.
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

We expect to be reimbursed by Samsung for the amount that was cancelled by the Korea High Court, as affirmed by the Korea Supreme Court.

Immersion Corporation vs. Samsung (China) Investment Co., Ltd., Huizhou Samsung Electronics Co., Ltd and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. (Fuzhou Intellectual Property Court - Case: Min 01 Min Chu No. 342 (2018))
On March 8, 2018, we filed a complaint against Samsung (China) Investment Co., Ltd. (“Samsung China”), Huizhou Samsung Electronics Co., Ltd. (“Samsung Huizhou”) (together with Samsung China, “Samsung”), and Fujian Province Min Xin Household Electrical Appliances Technology Service Co., Ltd. in the Fuzhou Intermediate Court in Fuzhou, China alleging that certain Samsung touchscreen phones, including the Galaxy S8, S8+, and Note8, infringe three Immersion Chinese patents. The three patents at issue, covering haptic feedback systems and methods in electronic devices, are Chinese Patent No. ZL02821854.X, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; Chinese Patent No. ZL201210005785.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”; and Chinese Patent No. ZL201310253562.2, entitled “Method and Apparatus for Providing Tactile Feedback Sensations”. Immersion’s complaint seeks to stop defendants from using patented methods during manufacturing; to stop defendants from manufacturing, offering to sell, selling, or jointly selling infringing products; as well as the recovery of damages. The Fuzhou Intellectual Property Court accepted the case on March 8, 2018. Samsung China filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Beijing IP court. Samsung Huizhou filed a jurisdictional objection on April 10, 2018 in which it asked the court to move the case to Guangzhou IP court. On May 8, 2018, the court rejected both jurisdictional objections. Samsung Huizhou and Samsung China appealed and the pretrial conference originally scheduled for June 14-15, 2018 was postponed pending a ruling from the Fujian High Court. On September 20, 2018, the Fujian High Court rejected the jurisdictional objection appeals. Samsung China and Samsung Huizhou filed Petitions for Invalidation on April 16, 2018 with the Chinese Patent Office (“SIPO”) for all three patents. Samsung China and Samsung Huizhou supplemented their petitions in May, and we responded on June 1, 2018. A hearing on the petition for Chinese Patent No. ZL02821854.X occurred on July 18, 2018. Hearings on the petitions for Chinese Patent No. ZL201210005785.2 and Chinese Patent No. ZL201310253562.2 occurred on September 28, 2018. Trial was originally scheduled for November 12, and 14, 2018; the Fuzhou Intellectual Property Court granted Immersion's request to postpone trial but did not set revised dates. The Company and Samsung each submitted evidence for use at trial on or before October 26, 2018. The Patent Reexamination Board of SIPO issued invalidation decisions against Chinese Patent No. ZL02821854.X on November 21, 2018, against Chinese Patent No. ZL201310253562.2 on November 14, 2018, and against Chinese Patent No. ZL201210005785.2 on November 15, 2018, declaring all three Chinese patents invalid. We filed an application to withdraw our complaint from the Fuzhou Intermediate Court on December 10, 2018 and received the ruling that allows Immersion to withdraw the case from the Fuzhou Intermediate Court on December 29, 2018. We pre-registered the appeals against the invalidation decisions with the Beijing IP Court on February 14, 2019. On April 28, 2019, we filed the appeal against the invalidation decisions with the Beijing IP court. On June 6, 2019, SIPO responded to our filing of the appeal with its counterarguments to the arguments set forth in our appeal filing. A hearing occurred on March 11,

2021. On October 18, 2021, we became aware that the Court issued a judgment, which we received on November 2, 2021. The Court upheld the invalidation decisions issued by the Patent Reexamination Board of SIPO. We did not appeal the decisions.
.
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
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing occurred on September 13, 2021. An eleventh hearing occurred on November 15, 2021. A twelfth hearing occurred on December 23, 2021. The Court had indicated that it expected to render a decision on this matter by the end of February 2022. However, due to a reshuffling of judges, another hearing has been scheduled for April 14, 2022, at which time we believe we will have a better indication as to when the Court will render a decision on this matter.

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in some or all of the claims from the Korean tax authorities. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Consolidated Statements of Income and Comprehensive Income. In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Consolidated Statements of Income and Comprehensive Income in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposit on our Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long-term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for a which we recorded a Long-term deposits on our Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.
We cannot predict the ultimate outcome of the above-mentioned actions that are pending, and we are unable to estimate any potential liability we may incur. Please also refer to our disclosures in Note 5. Contingencies of the Note to the Consolidated Financial Statements.
Immersion Software Ireland Limited v. Marquardt GMBH
On August 3, 2021, we filed an arbitration demand with the American Arbitration Association (the “AAA”) against Marquardt GmbH (“Marquardt”), one of our licensees in the automotive market. The arbitration demand arises out of that certain Amended and Restated Patent License Agreement (the “Marquardt License”), effective as of January 1, 2018, between us as licensor and Marquardt, as licensee. Pursuant to the arbitration demand, we are demanding that Marquardt cure its breach of the Marquardt License and pay all royalties currently owed under the Marquardt License. The last royalty report we have received from Marquardt was for the third quarter of calendar year 2020 in which Marquardt reported approximately $0.5 million in royalties but did not pay such royalties. Further, since that date, we have not received any other royalty reports or royalty payments from Marquardt. License expires by its terms on December 31, 2023. As a result of Marquardt’s breach of the Marquardt License, per unit royalties relating to past royalty periods, and applicable interest fees, , are currently past due.
Pursuant to the terms of the Marquardt License, we requested arbitration by a single arbitrator in Madison County, New York. On August 9, 2021, the AAA confirmed receipt of our arbitration demand dated August 3, 2021. On August 13, 2021, the AAA conducted an administrative conference call to discuss communications, mediation, tribunal appointment, place of arbitration, and other administrative topics. On September 15, 2021, Marquardt filed an answer to our arbitration demand with the AAA, in which Marquardt provided general denials of our claims and asserted a counterclaim for approximately $138,000 in royalties previously paid to us under the Marquardt License. On September 30, 2021, we filed an answer to Marquardt’s counterclaim in which we denied the allegations set forth in Marquardt’s counterclaim. An arbitrator has been chosen to arbitrate this matter. We anticipate that the arbitrator will conduct the arbitration proceedings in New York or via a remote platform, with the consent of the parties. A preliminary hearing occurred on December 6, 2021, during which the parties agreed to explore mediation and the arbitrator set forth a schedule relating to the arbitration. A mediation session has been scheduled for the period of March 14-16, 2022.

Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information, Holders of Record and Dividends
Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR”.
As of February 18, 2022, there were 65 holders of record of our common stock.
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
As of June 30, 2020, we have no amount available for repurchase under the Stock Repurchase Program. There were no stock repurchases after June 30, 2020.

Item 6.   Reserved

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of its financial condition and operating results require the management to make judgments, assumptions and estimates that affect the amounts reported. Note 1. Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Revenue Recognition
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
Income Taxes
We are subject to income taxes in the U.S. and foreign jurisdictions. The evaluation of our uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex domestic and international tax laws, including the Act and matters related to the allocation of international taxation rights between countries. Although management believes our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination or the refinement of an estimate. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.
As disclosed in Note 5. Contingencies of the Notes to the Consolidated Financial Statements, we have made deposit payments to reimburse both Samsung and LGE for withholding taxes and related penalties paid by them as a result of assessments they have received from the South Korean tax authorities. These payments are recorded as Long-term deposits on our Consolidated Balance Sheets. We expect to be reimbursed by both Samsung and LGE to the extent we ultimately prevail or prevailed in the appeal in the Korean courts. We regularly assess the likelihood that we will prevail in these cases against the South Korean tax authorities and consequently the likelihood that these deposits will be recoverable. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposits included in Long-term deposits would be recorded as additional income tax expense on our Consolidated Statements of Income and Comprehensive Income, in the period in which we do not ultimately prevail.
Legal and Other Contingencies
We are subject to various legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain. We record a liability when it is probable that a loss has been incurred and the amount is reasonably estimable, the determination of which requires significant judgment. Resolution of legal matters in a manner inconsistent with management’s expectations could have a material impact on our financial condition and operating results.

Results of Operations
Overview
Total revenues for 2021 were $35.1 million, an increase of $4.6 million, or 15%, compared to 2020.
Total cost and operating expenses were $17.3 million, a decrease of $10.9 million, or 39% compared to 2020.
In 2021, we had net income of $12.5 million, an increase of $7.1 million, or 131.1% compared to 2020.
The following table sets forth our consolidated statements of income data as a percentage of total revenues:

	Years Ended December 31,
	2021	2020
Revenues:
Per-Unit royalty revenue	98.9%	99.1%
Fixed fee license revenue	1.1	0.9
Royalty and license	100.0	100.0
Development, services, and other	—	—
Total revenues	100.0	100.0
Costs and expenses:
Cost of revenues	0.3	0.6
Sales and marketing	9.2	16.4
Research and development	11.8	16.4
General and administrative	28.0	59.3
Total costs and expenses	49.3	92.7
Operating income	50.7	7.3
Interest and other income	3.5	0.9
Other income (expense), net	(4.9)	2.2
Income from operations before benefits from (provision for) income taxes	49.3	10.4
Benefit from (provision for) income taxes	(13.7)	7.3
Net income	35.6%	17.7%

Revenues
Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.
A revenue summary for the years ended December 31, 2021 and 2020 are as follows (in thousands, except for percentages):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Revenues:
Fixed fee license revenue	$5,843	$5,472	$371	7%
Per-unit royalty revenue	28,846	24,704	4,142	17%
Total royalty and license revenue	34,689	30,176	4,513	15%
Development, services, and other revenue	400	280	120	43%
Total revenues	$35,089	$30,456	$4,633	15%

Royalty and license revenue
Per-unit royalty revenue increased by $4.1 million, or 17%, in 2021 compared to 2020, primarily caused by a $3.0 million increase in royalties from gaming licensees and a $1.8 million increase royalties from automotive licensees partially offset by a $0.4 million decrease in royalties from our mobility licensees.
Fixed fee license revenue increase $0.4 million or 7% in 2021 compared to 2020 primarily due to a $0.2 million increase in mobility license revenue and a $0.2 million increase in automotive license revenue.
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
Geographically, revenues generated in Asia, North America and Europe for the year ended December 31, 2021 represented 76%, 12%, and 12%, respectively, of our total revenue as compared to 76%, 16%, and 8%, respectively, for the year ended December 31, 2020.

Operating Expenses
A summary of operating expenses for the years ended December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
	2021	2020	$ Change	% Change
Sales and marketing	$3,241	$4,999	$(1,758)	(35)%
Research and development	4,150	5,014	(864)	(17)%
General and administrative	9,835	18,055	(8,220)	(46)%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, including stock-based compensation; sales commissions; advertising and trade shows; collateral marketing materials; market development funds; travel; and allocated facilities costs.

Sales and marketing expenses decreased $1.8 million, or 35%, in 2021 as compared to 2020 primarily attributable to a $0.7 million decrease in compensation, benefits, and other related costs, a $0.3 million decrease in facilities expense, a $0.3 million decrease in depreciation expense and a $0.2 million decrease in marketing and advertising costs.
The decrease in compensation, benefits and other personnel related costs primarily attributable to lower headcount in 2021 compared to 2020. The decrease in facilities expenses was largely attributable to lower rent expense following the sublease of the SJ Facility in the second quarter of 2020. The decrease in depreciation expense was largely due to the accelerated depreciation in the first quarter of 2020 resulting from the shortening in estimated useful life of the leasehold improvements of the San Jose, California office ("SJ Facility") to March 31, 2020 following our decision to exit this facility. The decrease in advertising and travel related costs was primarily due to reduced business activities and travel restrictions during COVID 19 pandemic.
Research and Development - Our research and development expenses primarily consisted of employee compensation and benefits, including stock-based compensation; outside services and consulting fees; tooling and supplies; and allocated facilities costs.
Research and development expenses decreased $0.9 million, or 17%, in 2021 compared to 2020 primarily due to a $0.2 million decrease in each of the consulting and outside services costs, facilities related costs and depreciation expense. The decrease in consulting and outside services cost in 2021 compared 2020 was largely due to lower consultant headcount. The decrease facilities and depreciation expenses in 2021 compared to 2020 was driven by factors discussed above.
General and Administrative - Our general and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal other professional fees; external legal costs for patents; office expense; travel; and allocated facilities costs.
General and administrative expenses decreased $8.2 million, or 46%, in 2021 as compared to 2020 primarily due to a $4.4 million decrease in compensation, benefits and other personnel related costs, a $1.6 million decrease in legal costs, a $1.0 million decrease in consulting and professional services fees, a $0.5 million decrease in depreciation expense and a $0.5 million decrease in facilities costs.
The decrease in compensation, benefits and other personnel related costs was primarily due to reduced headcount and lower salaries driven by the transition of our Accounting, Human Resources, Finance and IT functions from San Jose, California to Montreal, Canada and lower stock-based compensation expense. The decrease in legal expense was primarily attributable to reduced activities, as well as a decrease in patent maintenance and prosecution costs. The decrease in consulting and professional services fees was due to decreases in accounting and audit fees and consulting and other professional fees in 2021 compared to 2020. The decrease in depreciation expense and facilities costs were primarily driven by the factors discussed above.
While we currently expect our general and administrative expenses to decrease in the near future as we achieve targeted reductions in consulting and professional services, headcount, and other costs, we may be required to engage in litigation to protect our IP, in which case our general and administrative expenses could substantially increase to reflect such litigation costs.

Interest and Other Income, Other Expense
A summary of interest and other income, other expense for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Interest and other income	$1,244	$271	$973	359%
Other income (expense), net	$(1,729)	$668	$(2,397)	(359)%

Interest and Other Income - Interest and other income consists primarily of interest income from cash and cash equivalents and short-term investments.
Interest and other income increased $1.0 million during 2021 compared to 2020 primarily driven by higher in interest and dividend income from investments in marketable securities in 2021 compared to 2020.
Other Income (Expense), Net - Other income (expense), net consists primarily of realized and unrealized gains (losses) on marketable equity securities, foreign currency transactions and translation gains (losses).
Other income (expense), net decreased $2.4 million in 2021 compared to 2020 primarily due to a $1.2 million increase in unrealized foreign currency translation loss and $0.9 million in loss on marketable equity securities. The increase in unrealized foreign currency translation loss was attributable to the depreciation of South Korean Won against the U.S. Dollar. The loss on marketable securities primarily consisted of $1.6 million net unrealized loss on marketable equity securities and a $0.7 million realized gain on marketable equity securities. The increases in unrealized losses and realized gains on marketable equity securities was largely attributable to the commencement of investment activities in the second half of 2021.

Benefit From (Provision For) Income Taxes
A summary of benefit from (provision for) income taxes and effective tax rates for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Years Ended December 31,
	2021	2020	$ Change	% Change
Income before benefit from (provision for) income taxes	$17,290	$3,159
Benefit from (provision for) income taxes	(4,806)	2,242	(7,048)	(314)%
Effective tax rate	27.8%	(71.0)%

In 2021, we recorded a $4.8 million provision for income taxes yielding an effective tax rate of 27.8%. The 2021 provision reflects estimated U.S. taxes, adjustments to uncertain tax positions withholding tax reserve, foreign taxes and foreign withholding taxes. Based on our assessment of the developments in the Samsung case (South Korea withholding taxes) in October of 2021, we provided for an additional income tax expense of $3.3 million in the fourth quarter of 2021. Of this amount, $2.2 million was recorded as an impairment to the Long-term deposit and $1.1 million was accrued as an Other current liability on our Consolidated Statements Balance Sheet at December 31, 2021.
Based upon our assessment as of December 31, 2021 of the realizability of our deferred tax assets, we continue to maintain a full valuation allowance against all of our federal and state deferred tax assets in the United States as well as federal tax assets in Canada. As of December 31, 2021, the aggregating balance of our deferred tax assets totaled $29.0 million with a valuation allowance of $27.2 million, resulting in a net deferred tax asset balance of $1.8 million.
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
In 2020, we recorded a $2.2 million benefit from income taxes yielding an effective tax rate of (71.0)%. The 2020 provision reflects estimated foreign taxes and foreign withholding tax expense and a one-time deferred tax benefit from the release of valuation allowance from one of our foreign entities. Based upon our assessment as of December 31, 2020 of the realizability of our deferred tax assets in the United States, we reported a full valuation allowance against all of our federal and state and certain of our foreign net deferred tax assets. As of December 31, 2020, the aggregating balance of our deferred tax assets totaled $30.8 million with a valuation allowance of $28.5 million, resulting in a net deferred tax asset balance of $2.6 million.
As described above, we continue to maintain a valuation allowance of $27.2 million against certain of our deferred tax assets, including all federal, state and certain foreign deferred tax assets in the United States and Canada as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.
We also maintain liabilities for uncertain tax positions. As of December 31, 2021, we had unrecognized tax benefits under ASC 740 of approximately $7.6 million and applicable interest of $0. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $0. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Liquidity and Capital Resources
Our cash equivalents and short-term investments consist primarily of market funds, investment in equity marketable securities (including mutual funds). All investments are stated at market value. Realized gains and losses on marketable equity and debt securities are recorded in Other income (expense), net on the Consolidated Statements of Income and Other Comprehensive Income (Loss). Unrealized gains and losses on marketable equity securities (including mutual funds) are reported as Other income (expense), net on our Consolidated Statement of Income and Other Comprehensive Income (Loss). Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income on our Consolidated Balance Sheets.
Cash, cash equivalents and short-term investments
As of December 31, 2021, our cash, cash equivalents, and short-term investments totaled $137.9 million, an increase of $78.4 million from $59.5 million on December 31, 2020.

A summary of select cash flow information for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Net cash provided by operating activities	$17,449	$22
Net cash provided by (used in) investing activities	$(87,684)	$2,953
Net cash provided by (used in) financing activities	$62,203	$(29,931)

Cash provided by operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.
Net cash provided by operating activities was $17.4 million during 2021, a $17.4 million increase in 2021 compared to 2020. The increase in net cash provided by operating activities was primarily attributable to a $7.1 million increase in net income, a $0.4 million increase resulted from changes in non cash items and a $7.2 million increase resulted from the change in net operating assets and liabilities.
Cash provided by (used in) investing activities - Our investing activities primarily consist of purchases of marketable securities and other investments and proceeds from disposal of marketable securities and other investments; proceeds from issuance of derivative instruments; payments made to settle derivative instruments and purchases of computer equipment, furniture and leasehold improvements.
Net cash used in investing activities during 2021 was $87.7 million primarily consisting of $112.2 million in purchases of marketable securities partially offset by $20.4 million in proceeds from selling marketable securities.
Net cash provided by investing activities during 2020 was $3.0 million primarily consisting of proceeds from maturities of short-term investments.
Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.
Net cash provided by financing activities during 2021 was $62.2 million primarily consisting of $59.2 million net proceeds from common stock issuances and $2.9 million proceeds from stock option exercises.
Net cash used in financing activities during 2020 was $29.9 million primarily consisting of $30.6 million in cash paid for stock repurchases partially offset by $0.71 cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan.
Total cash, cash equivalents, and short-term investments were $137.9 million as of December 31, 2021 of which approximately 38% ($19.7 million) was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
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
During 2021, we sold 3.2 million shares of our common stock pursuant to the July 2021 Distribution Agreement and we received net proceeds of approximately $23.3 million from the offering after deducting $0.8 million commissions and other estimated offering expense.
Cash from operations could also be affected by various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.
Our principal commitments as of December 31, 2021 consisted of $1.7 million in obligations under operating leases partially offset by $1.4 million rental payments we expect to received for the sublease of our SJ Facility.
On January 26, 2022, we entered into an agreement to lease for 1,390 square feet of office space in Aventura, Florida (“Aventura Lease”). We plan to use this facility for administrative functions. This lease commenced in the first quarter of 2022 and expires in the first quarter of 2024. We expect to pay approximately $0.1 million in lease payments under the terms of the Aventura Lease.
On February 14, 2022, we entered into a Common Stock Repurchase Agreement (the “Agreement”) with Invenomic Capital Management LP (“Invenomic”). Pursuant to the Agreement, we purchased 904,499 shares of our common stock from Invenomic at $4.725 per share, or an aggregate purchase price of $4.3 million. The closing price of our common stock on February 14, 2022 was $4.80 per share.
On February 23, 2022, our Board of Directors approved a stock repurchase program of up to $30 million of our common stock for a period of up to twelve months. See Note 13. Subsequent Events of the Notes to Consolidated Financial Statements in Part II Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K for more information.
At December 31, 2021, we had a liability for unrecognized tax benefits totaling $7.6 million, none of which could be payable in cash.
We did not have any other significant non-cancellable purchase commitments as of December 31, 2021.
We anticipate that capital expenditures for property and equipment in 2022 will be less than $1.0 million.
While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions in 2021 and beyond, as of February 25, 2022, the date of this Annual Report on Form 10-K, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months and beyond.

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
San Francisco, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Immersion Corporation and its subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the two years ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition — Refer to Note 1 to the Consolidated Financial Statements

Critical Audit Matter Description

As disclosed in the consolidated financial statements, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company grants licenses or otherwise provides rights to use portions of its intellectual property portfolio as well as rights to the portfolio as it evolves throughout the contract term. Licensees pay a fee upon the transfer of rights to the patent portfolio. The Company also enters into sales-based royalty contracts with customers and recognizes revenue based on estimates in the period which the associated sales by the licensee occur. For royalty arrangements revenue is recognized when a contract exists and to the extent it is probable that a significant reversal of cumulative revenues will not occur based on their sales incorporating or using the licensed intellectual property. These arrangements are generally based upon fixed per-unit prices stated in the contract. If a contract is determined to exist, management estimates and recognizes sales-based royalties on such licensed products in the period in which the associated sales by the licensee occur, subject to certain constraints on management's ability to estimate such royalties. Management analyzes the risk of a significant revenue reversal considering both the likelihood and magnitude of the reversal and, if necessary, constrains the amount of estimated revenue recognized, which may result in recognizing revenues less than amounts contractually owed to the Company.

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

Given these factors, the related audit effort in evaluating management's judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

•We selected a sample of customer agreements and performed the following procedures:
◦Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement to identify significant terms.
◦Tested management's identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
◦Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
•We evaluated the reasonableness of management's estimate of stand-alone selling prices for each performance obligation.
•We evaluated the reasonableness and accuracy of management's judgements and estimates used in accounting for its sales-based royalty arrangements. This included testing management's estimate of calculating sales as they occur and verifying future sales forecast with the operations team.
•We tested the mathematical accuracy of management's calculations of revenue and the associated timing of recognizing the related revenue subject to any constraints in the consolidated financial statements.

Contingencies — Refer to Note 5 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company is currently involved in certain legal and regulatory proceedings. As disclosed in the consolidated financial statements, the Company is currently involved in certain legal and regulatory proceedings with Samsung Electronics Co. (“Samsung”) and LG Electronics Inc. (“LGE”) with respect to withholdings taxes imposed on Samsung and LGE by the Korean tax authorities for failing to withhold taxes on royalty payments. Pursuant to legal requirements, the Company provided deposits representing the amount of such withholding tax that was imposed on Samsung and LGE, respectively, of approximately $12.1 million. During the year ended December 31, 2021, the

Company recorded an impairment to these long-term deposits of approximately $2.2 million based on the recent developments in the Samsung case.

Significant judgment is exercised by the Company and includes the following:

•Assessing the recoverability of deposits for withholding taxes related to legal and regulatory proceedings.
•Assessing the likelihood of an unfavorable legal decision.

Given these factors, the related audit effort in evaluating management's judgments was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's legal and regulatory proceedings included the following:

•Obtained and evaluated the letters of audit inquiry with external and internal counsel.
•Read relevant correspondence the Company received from taxing authorities provided by management.
•Read relevant documents the Company has filed with the courts and related counterparty filings.
•Evaluated the reasonableness of management's process for identifying and assessing a potential unfavorable outcome.
•Involved tax subject matter resources in considering the applicable tax laws, the pending appeal and the current status of legal precedent relevant to the appeals.
•Evaluated the sufficiency of the Company's legal and regulatory proceedings disclosures in the consolidated financial statements.
•We evaluated the reasonableness of management’s impairment estimate and accrual of additional income tax liability.

/s/ ArmaninoLLP
San Jose, California
February 25, 2022

We have served as the Company's auditor since 2020.

IMMERSION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$51,490	$59,522
Marketable securities	86,431	—
Accounts and other receivables	1,970	2,218
Prepaid expenses and other current assets	13,432	12,610
Total current assets	153,323	74,350
Property and equipment, net	444	209
Long-term deposits	9,658	12,571
Other assets, net	12,095	9,000
Total assets	$175,520	$96,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2	$149
Accrued compensation	555	1,001
Other current liabilities	11,247	2,457
Deferred revenue	4,826	5,173
Total current liabilities	16,630	8,780
Long-term deferred revenue	16,699	21,334
Other long-term liabilities	896	2,035
Total liabilities	34,225	32,149
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; 100,000,000 shares authorized; 46,534,198 and 39,161,214 shares issued, respectively; 34,390,765 and 27,017,781 shares outstanding, respectively	323,296	258,756
Accumulated other comprehensive income	412	122
Accumulated deficit	(100,680)	(113,164)
Treasury stock at cost: 12,143,433 and 12,143,433 shares, respectively	(81,733)	(81,733)
Total stockholders’ equity	141,295	63,981
Total liabilities and stockholders’ equity	$175,520	$96,130
See Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2021	2020
Revenues:
Royalty and license	$34,689	$30,176
Development, services, and other	400	280
Total revenues	35,089	30,456
Costs and expenses:
Cost of revenues	88	168
Sales and marketing	3,241	4,999
Research and development	4,150	5,014
General and administrative	9,835	18,055
Total costs and expenses	17,314	28,236
Operating income	17,775	2,220
Interest and other income	1,244	271
Other income (expense), net	(1,729)	668
Income before benefit from (provision for) income taxes	17,290	3,159
Benefit from (provision for) income taxes	(4,806)	2,242
Net income	$12,484	$5,401
Basic net income per share	$0.40	$0.19
Shares used in calculating basic net income per share	31,459	28,117
Diluted net income per share:	$0.39	$0.19
Shares used in calculating diluted net income per share	31,769	28,477
Other comprehensive income, net of tax
Change in unrealized gains (losses) on available-for-sale securities	$290	$(2)
Total other comprehensive income (loss)	290	(2)
Total comprehensive income	$12,774	$5,399
See Accompanying Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2019	38,624,784	$253,289	$124	$(118,565)	7,210,456	$(51,091)	83,757
Net income	—	—	—	5,401	—	—	5,401
Unrealized loss on available-for-sale securities, net of taxes	—	—	(2)	—	—	—	(2)
Stock repurchases	—	—	—	—	4,932,977	(30,642)	(30,642)
Exercise of stock options, net of shares withheld for employee taxes	75,675	577	—	—	—	—	577
Release of restricted stock units and awards	438,199	—	—	—	—	—	—
Issuance of stock for ESPP purchase	22,556	134	—	—	—	—	134
Stock-based compensation	—	4,756	—	—	—	—	4,756
Balances at December 31, 2020	39,161,214	258,756	122	(113,164)	12,143,433	(81,733)	63,981
Net income	—	—	—	12,484	—	—	12,484
Unrealized gain on available-for-sale securities, net of taxes	—	—	290	—	—	—	290
Exercise of stock options, net of shares withheld for employee taxes	325,737	2,864	—	—	—	—	2,864
Release of restricted stock units and awards	477,605	—	—	—	—	—	—
Issuance of stock for ESPP purchase	25,033	150	—	—	—	—	150
Shares issued in connection with public offering, net of offering costs	6,544,609	59,188	—	—	—	—	59,188
Stock-based compensation	—	2,338	—	—	—	—	2,338
Balances at December 31, 2021	46,534,198	$323,296	$412	$(100,680)	12,143,433	$(81,733)	$141,295

See Accompanying Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$12,484	$5,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	762	1,931
Stock-based compensation	2,338	4,756
Net loss on investments in marketable securities	(479)	—
Net loss on derivative instruments	1,364	—
Foreign currency remeasurement gains (losses)	635	(427)
Deferred income taxes	531	(2,483)
Long-term deposit impairment	2,166	—
Impairment of right-of-use lease asset	32	271
Other	(9)	127
Changes in operating assets and liabilities:
Accounts and other receivables	248	1,167
Prepaid expenses and other current assets	(823)	1,486
Long-term deposits	110	(5,077)
Other assets	2,952	2,194
Accounts payable	(148)	(660)
Accrued compensation	(446)	(1,843)
Other current liabilities	2,205	(1,253)
Deferred revenue	(4,982)	(4,137)
Other long-term liabilities	(1,491)	(1,431)
Net cash provided by operating activities	17,449	22
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(109,408)	—
Proceeds from sale or maturities of marketable securities and other short-term investments	17,156	3,000
Proceeds from sale of derivative instruments	18,919	—
Payments for settlement of derivative instruments	(14,016)	—
Purchases of property and equipment	(335)	(47)
Net cash provided by (used in) investing activities	(87,684)	2,953
Cash flows provided by (used in) financing activities:
Proceed from issuance of common stock	59,189	—
Proceeds from issuance of common stock under employee stock purchase plan	150	134
Proceeds from stock options exercises	2,864	577
Cash paid for purchases of treasury stock	—	(30,642)
Net cash provided by (used in) financing activities	62,203	(29,931)
Net decrease in cash and cash equivalents	(8,032)	(26,956)
Cash and cash equivalents:
Beginning of year	59,522	86,478
End of year	$51,490	$59,522
See Accompanying Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$88	$65
Supplemental disclosure of non-cash operating, investing, and financing activities:
Release of restricted stock units and awards under company stock plan	$4,278	$3,016
Leased assets obtained in exchange for new operating lease liabilities	$—	$577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Immersion Corporation (the “Company”, “Immersion”, “we”, “our”, or “us”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. We focused on the invention, acceleration, and scaling, through licensing, of innovative haptic technologies that allow people to use their sense of touch to engage with products and experience the digital world around them. We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers.
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
In response to the COVID-19 pandemic, we implemented work-from-home and restricted travel policies in the first quarter of 2020, which are expected to remain in place for 2022.
In response to certain anticipated impacts from the COVID-19 pandemic, we implemented a series of cost reduction initiatives in 2020 and 2021 to preserve financial flexibility. In 2020, these actions included: reductions of the base salaries and cash compensation of Company executives and board members; cancellation and reduction of bonus amounts in executive and employee bonus plans; renegotiated professional services fees from third-party services providers; relocation of certain positions to lower-cost regions; suspension of employee retirement savings plan contribution match by Immersion and accessing broad-based employer relief provided by the governments. In 2021, additional actions included: cancellation of 2021 Executive Incentive Plan and elimination of certain positions.
In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During the years ended December 31, 2021 and 2020, we recorded $0.3 million and $0.5 million, respectively, in government subsidies as a reduction to operating expenses in the Consolidated Statements of Income and Comprehensive Income.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Immersion Corporation and our wholly-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with the generally accepted accounting principles in the United States ("GAAP") requires estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, fair value of financial instruments, property and equipment, income taxes, contingent liabilities, long-term deposits for withholding taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Foreign Currency Translation
The functional currency of our foreign subsidiaries is U.S. dollars. Gains and losses from the remeasurement financial statements of the foreign subsidiaries into the U.S. dollars and from foreign currency transaction are reported as Other income (expense), net in our Consolidated Statements of Income and Other Comprehensive Income.
Significant Accounting Policies
Revenue Recognition
Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue.
Fixed fee license revenue
We recognize revenue from fixed fee license agreements when our performance obligation has been satisfied, which typically occurs upon the transfer of rights to our technology upon the execution of the license agreement. In certain contracts, we grant a license to our existing patent portfolio at the inception of the license agreement as well as rights to the portfolio as it evolves throughout the contract term. For such arrangements, we have two separate performance obligations:
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
As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. In 2021, we recorded $0.5 million, $0.5 million and $0.1 million adjustments to decrease royalty revenue in the first, third and fourth quarters, respectively. In the second quarter of 2021, we recorded adjustments of $2.0 million to increase royalty revenue. We recorded $0.1 million and

$20,000 adjustments to decrease royalty revenue during the first and second quarters of 2020, respectively. We recorded $0.3 million and $0.6 million adjustments to increase royalty revenue during the third and fourth quarter of 2020, respectively.
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
Fair Value Measurement
We measure the fair value of financial assets as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the GAAP fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of the fair value hierarchy are as follows:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs for the asset or liability, which include assumptions market participants would use in pricing the asset or liability.
Cash Equivalents
We consider all highly liquid instruments with an original or remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Marketable Securities
Debt Securities
Debt securities primarily consist of investments in corporate bonds. We classify our debt securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. Investment in debt securities are classified either short-term or long-term based on each instrument’s underlying contractual maturity date and the management's intention.
Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized as Other comprehensive income (loss) on the Consolidated Statements of Income and Comprehensive Income.
We may sell certain marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
If quoted prices for identical instruments are available in an active market, debt securities are classified within Level 1 of the fair value hierarchy. If quoted prices for identical instruments in active markets are not available, fair values are estimated using quoted prices of similar instruments and are classified within Level 2 of the fair value hierarchy. To date, all of our debt securities can be valued using one of these two methodologies.
Equity Investments
We hold marketable equity investments over which we do not have a controlling interest or significant influence. Marketable equity investments are included in Marketable securities on the Consolidated Balance Sheets. They are measured using quoted prices in active markets with changes recorded in Other income (expense), net on the Consolidated Statements of Income and Other Comprehensive Income.
Derivative Financial Instruments
We invest in derivatives that are not designated as hedging instruments and which consist of call and put options. When we sell call and put options, the premium received is reported as Other current liabilities on our Consolidated Balance Sheets. When we purchase put or call options, the premium paid is reported as Marketable securities current on our Consolidated Balance Sheets. The carrying value of these options are adjusted to the fair value at the end of each reporting period until the options expire. Gains and losses recognized from the periodic adjustments to fair value are recognized as Interest and other income (loss), net on our Consolidated Statements of Income and Comprehensive Income. At December 31, 2021, we had $6.3 million in derivative instruments which consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Consolidated Balance Sheets.
Our derivative financial instruments are classified within Level 2 of the fair value hierarchy because the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets.
Accounts and Other Receivables
Accounts and other receivables are primarily comprised of trade receivables that are recorded at the invoice amount, net of an allowance for credit losses. We assess our allowance for credit losses on trade receivables by taking into consideration forecasts of future economic conditions, information about past events, such as our historical trend of write-offs, and customer-specific circumstances, such as bankruptcies and disputes. The allowance for credit losses on trade receivables is recorded in operating expenses on our Consolidated Statements of Income and Comprehensive Income.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using straight-line method over the estimated useful life of the related assets. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.
The estimated useful lives are typically as follows:

Computer equipment and purchased software	3 years
Machinery and equipment	3-5 years
Furniture and fixtures	5 years
Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.
Total depreciation expense for property and equipment for years ended December 31, 2021 and 2020 were $0.1 million and $1.1 million, respectively.
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
Advertising
Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2021 and 2020 were $0.2 million and $0.2 million, respectively.
Research and Development
Research and development expenses primarily consisted of personnel-related costs, including payroll and stock-based compensation, outside consulting expenses and allocations of corporate overhead expenses. Research and development costs are expensed as incurred.
Legal Proceedings and Litigations
We are involved in legal proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated loss in our Consolidated Financial Statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such time that realization is believed to be more-likely-than-not.
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
Concentrations of Credit Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts and other receivables. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.
We are subject to a concentration of revenues given certain key licensees that contributed a significant portion of our total revenues. See Note 12. Segment Reporting, Geographic Information and Significant Customers of the Notes to Consolidated Financial Statements for more details on customer revenue concentration.
We license technology primarily to companies in North America, Europe, and Asia. To reduce credit risk, management performs periodic credit evaluations of the financial conditions of our customer. We periodically evaluate potential credit losses to ensure adequate reserves are maintained, but historically we have not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. As such, our reserves for credit losses for the years ended December 31, 2021 and December 31, 2020 were not material due to our low credit risk.
Certain Significant Risks and Uncertainties
We operate in multiple industries and our operations can be affected by a variety of factors. For example, management believes that changes in any of the following areas could have a negative effect on our future financial position and results of operations: the impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and the recognition and components thereof; our costs and expenses; including capital expenditures; our investment of surplus funds and sales of marketable debt securities; our investment of surplus funds and sales of marketable debt securities; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans related to and the impact of current and future litigation and arbitration; our sublease and the timing and income related thereto; our shelf S-3 registration statement and our plans with respect thereto, including anticipated use of proceeds and our stock repurchase and equity distribution programs and equity distribution programs.
Segment Information
We operate as one operating segment because our Chief Executive Officer, as our chief operating decision maker, reviews financial information, on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.
Recently Issued Accounting Pronouncement
In November 2021, Financial Accounting Standard Board ("FASB") issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures that increase the transparency of transactions involving government grants, including the types of transactions, the accounting for those transactions, and the effect of those transactions on an entity’s financial statements. This new standard will be effective for annual periods beginning after December 15, 2021. Early adoption is permitted. We are assessing the impact effect of this new standard on our consolidated financial statements and related disclosures.

2. REVENUE RECOGNITION
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Fixed fee license revenue	$5,843	$5,472
Per-unit royalty revenue	28,846	24,704
Total royalty and license revenue	34,689	30,176
Development, services, and other revenue	400	280
Total revenues	$35,089	$30,456

As of December 31, 2021, we had contract assets of $12.4 million included within Prepaid expenses and other current assets, and $1.7 million included within Other assets, net on the Consolidated Balance Sheets. As of December 31, 2020, we had contract assets of $11.6 million included within Prepaid expenses and other current assets, and $4.6 million included within Other assets, net on the Consolidated Balance Sheets.
Contract assets decreased by $2.0 million from January 1, 2021 to December 31, 2021, primarily due to actual royalties billed during the year.
Contracted Revenue
Based on contracts signed and payments received as of December 31, 2021, we expect to recognize $21.5 million revenue related to Performance Obligation B under our fixed fee license agreements, which are satisfied over time, including $13.6 million over one to three years and $7.9 million over more than three years.
Capitalized Contract Costs
We capitalized $0.2 million of incremental costs incurred to obtain new contracts with customers in each of the years ended December 31, 2021 and 2020.
3.  INVESTMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
We invest surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal.
Our investments in marketable debt securities are classified and accounted for as available-for-sale. The marketable debt securities are classified either short-term or long-term based on each instrument’s underlying contractual maturity date. As of December 31, 2021, we reported $7.3 million investment in debt securities as Other assets on our Consolidated Balance Sheets as the management intends to hold these investment for more than 12 months from the reporting date. We did not have marketable securities as of December 31, 2020. We may sell certain marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

Our investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations. The marketable equity securities are measured at fair value with gains and losses recognized in Interest and other income (loss), net on our Consolidated Statements of Income and Comprehensive Income.
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
Marketable securities as of December 31, 2021 consisted of the following (in thousands):

	December 31, 2021
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$50,000	$—	$(338)	$49,662
Equity securities	38,100	—	(1,331)	36,769
Corporate bonds	6,996	290	—	7,286
	$95,096	$290	$(1,669)	$93,717

As December 31, 2021, marketable securities are classified and reported on our Consolidated Balance Sheets as follows:

	December 31, 2021
	Marketable Securities (current)	Other Assets, Net (non-current)	Total
Mutual funds	$49,662	$—	$49,662
Equity securities	36,769	—	36,769
Corporate bonds	—	7,286	7,286
	$86,431	$7,286	$93,717

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of December 31, 2021 (in thousands) are as follows:

	December 31, 2021
	Amortized Cost	Fair Value
Less than 1 year	$—	$—
1 to 5 years	6,996	7,286
Total	$6,996	$7,286
Derivative Financial Instruments
We invest in derivatives that are not designated as hedging instruments and which consisted of call and put options. When we sell call and put options, the premium received is reported as Other current liabilities on our Consolidated Balance Sheets. When we purchase put or call options, the premium paid is reported as Marketable securities on our Consolidated Balance Sheets. The carrying value of these options are adjusted to the fair value at the end of each reporting period until the options expire. Gains and losses recognized from the periodic adjustments to fair value are recognized as Interest and other income, on our Consolidated Statements of Income and Comprehensive Income. At December 31, 2021, we had $6.3 million derivative instruments which consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Consolidated Balance Sheets.

	Cost	Unrealized Gains	Fair Value
Liabilities
Derivative instruments	$6,370	$(103)	$6,267
	$6,370	$(103)	$6,267

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Net unrealized losses recognized on equity investments	$(1,669)	$—
Net realized gains recognized on equity investments	2,148	—
Net realized losses recognized on derivative instruments	(1,467)	—
Net unrealized gains recognized on derivative instruments	103	—
Total net gains (losses) recognized in interest and other income	$(885)	$—

Fair Value Measurements
Our financial instruments measured at fair value on a recurring basis consisted of money market funds, mutual funds, equity securities, corporate debt securities and derivatives. Equity securities are classified within Level 1 of the fair value hierarchy as they are valued based on quoted market price in an active market. Corporate debt securities and derivative instruments are valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy. We had no Level 2 financial instruments at December 31, 2020.

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of December 31, 2021 and 2020.
Financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020 are classified based on the valuation technique in the table below (in thousands):

	December 31, 2021
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Mutual funds	49,662			49,662
Equity securities	36,769	—	—	36,769
Corporate bonds	—	7,286	—	7,286
Total assets at fair value	$86,431	$7,286	$—	$93,717

Liabilities
Derivative instruments	$—	$6,267	$—	$6,267
Total liabilities at fair value	$—	$6,267	$—	$6,267

	December 31, 2020
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$45,614	$—	$—	$45,614
Total assets at fair value	$45,614	$—	$—	$45,614

4.   BALANCE SHEETS DETAILS
Cash and Cash Equivalents
Our cash and cash equivalent balances were as follows (in thousands):

	December 31,
	2021	2020
Cash	$51,490	$13,908
Money market funds	—	45,614
Cash and cash equivalents	$51,490	$59,522

Accounts and Other Receivables
Accounts and other receivables were as follows (in thousands):

	December 31,
	2021	2020
Trade accounts receivables	$1,235	$1,618
Other receivables	735	600
Accounts and other receivables	$1,970	$2,218
Allowance for credit losses as of December 31, 2021 and 2020 were not material.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$798	$816
Contract assets - current	12,448	11,623
Other current assets	186	171
	$13,432	$12,610
Other Assets, Net
Other assets, net are as follows (in thousands):

	December 31,
	2021	2020
Contract assets - long-term	$1,746	$4,596
Lease right-of-use assets	912	1,607
Deferred tax assets	2,115	2,659
Marketable debt securities -non-current	7,286	—
Other assets	36	138
Total other assets, net	$12,095	$9,000
Other Current Liabilities
Other current liabilities are as follows (in thousands):

	December 31,
	2021	2020
Derivative instruments	$6,267	$—
Lease liabilities - current	1,098	1,382
Other current liabilities	3,882	1,075
Total other current liabilities	$11,247	$2,457

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
On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court occurred on November 11, 2020. A second hearing occurred on January 13, 2021. A third hearing occurred on March 21, 2021. The Korea High Court had indicated that a final decision was originally expected on May 28, 2021, but instead, decided to hold a fourth hearing on July 9, 2021. On October 1, 2021, the Korea High Court issued its ruling in which it ruled that withholding taxes and penalties totaling approximately KRW 6,186,218,586 (approximately $5.2 million) in national-level withholding tax and local withholding taxes imposed by the Korean tax authorities on Samsung for royalties paid to Immersion during the period of 2012 – 2014 be cancelled on the basis that the Korea tax authorities wrongfully engaged in a duplicative audit with respect to such time period. The Korea High Court also ruled that approximately KRW1,655,105,584 (approximately $1.4 million) of national-level withholding tax and local withholding taxes imposed by the Korean tax authorities on Samsung for royalties paid to Immersion during 2015 and 2016 be upheld in part on the basis that Immersion Software Ireland Limited did not have sufficient economic substance to be considered the beneficial owner of the royalties paid by Samsung to Immersion Software Ireland Limited. On or about October 22, 2021, the Korean tax authorities filed an appeal with the Korea Supreme Court with respect to certain portions of the Korea High Court decision and we filed an appeal with the Korea Supreme Court with respect to certain portions of the Korea High Court decision.

On December 1, 2021, the Korean tax authorities submitted its brief to the Korea Supreme Court challenging the cancellation by the Korea High Court of a portion of the withholding tax imposed by the Korean tax authorities. On December 3, 2021, we submitted our own brief to the Korea Supreme Court providing arguments in support of our position that Immersion Software Ireland Limited has sufficient economic substance to be considered the beneficial owner of the royalties paid by Samsung to Immersion Software Ireland Limited. Such brief also provided arguments challenging the calculation of the imposed withholding tax upheld by the Korea High Court. On December 2021, the Korean tax authorities filed a rebuttal brief relating to our brief filed on December 3, 2021. On December 29, 2021, we filed our rebuttal brief relating to the Korean tax authorities’ brief filed on December 1, 2021. On February 24, 2022, the Korea Supreme Court issued a decision affirming the rulings of the Korea High Court. We believe that any impairment in the Long-term deposits associated with the rulings of the Korea High Court is appropriately reflected in the Consolidated Balance Sheets.
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. Samsung is requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. On March 27, 2019, we received the final award. The award ordered Immersion to pay Samsung KRW 7,841,324,165 (approximately $6.9 million as of March 31, 2019) which we paid on April 22, 2019 and recorded in Long-term deposits on our Condensed Consolidated Balance Sheets. The award also denied Samsung’s claim for interest from and after May 2, 2017 and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454, which was paid in 2019.

We expect to be reimbursed by Samsung for the amount that was cancelled by the Korea High Court, as affirmed by the Korea Supreme Court.
LGE Korean Withholding Tax Matter
On October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.  Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korea courts. In the second quarter of 2020, we recorded this deposit in Long-term deposits on our Condensed Consolidated Balance Sheets. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Long-term deposits would be recorded as additional income tax expense on our Condensed Consolidated Statement of Income and Comprehensive Loss, in the period in which we do not ultimately prevail.
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing occurred on September 13, 2021. An eleventh hearing occurred on November 15, 2021. A twelfth hearing occurred on December 23, 2021. The Court had indicated that it expected to render a decision on this matter by the end of February 2022. However, due to a reshuffling of judges, another hearing has been scheduled for April 14, 2022, at which time we believe we will have a better indication as to when the Court will render a decision on this matter.

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Consolidated Statements of Income and Comprehensive Income. In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Consolidated Statements of Income and Comprehensive Income in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposits on our Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long-term deposit. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for a which we recorded a Long-term deposits on our Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.
In the event that we do not ultimately prevail in our appeal in the Korean courts with respect to this case, the applicable deposits included in Long-term deposits would be recorded as additional income tax expense on our Consolidated Statements of Income and Comprehensive Income, in the period in which we do not ultimately prevail. See Note 8. Income Taxes of the Notes to Consolidated Financial Statements for more details.
Immersion Software Ireland Limited v. Marquardt GMBH
On August 3, 2021, we filed an arbitration demand with the American Arbitration Association (the “AAA”) against Marquardt GmbH (“Marquardt”), one of our licensees in the automotive market. The arbitration demand arises out of that certain Amended and Restated Patent License Agreement (the “Marquardt License”), effective as of January 1, 2018, between us as licensor and Marquardt, as licensee. Pursuant to the arbitration demand, we are demanding that Marquardt cure its breach of the Marquardt License and pay all royalties currently owed under the Marquardt License. The last royalty report we have received from Marquardt was for the third quarter of calendar year 2020 in which Marquardt reported approximately $0.5 million in royalties but did not pay such royalties. Further, since that date, we have not received any other royalty reports or royalty payments from Marquardt. The term of the Marquardt License expires by its terms on December 31, 2023. As a result of Marquardt’s breach of the Marquardt License, per unit royalties relating to past royalty periods, and applicable interest fees, are currently past due.
Pursuant to the terms of the Marquardt License, we requested arbitration by a single arbitrator in Madison County, New York. On August 9, 2021, the AAA confirmed receipt of our arbitration demand dated August 3, 2021. On August 13, 2021, the AAA conducted an administrative conference call to discuss communications, mediation, tribunal appointment, place of arbitration, and other administrative topics. On September 15, 2021, Marquardt filed an answer to our arbitration demand with the AAA, in which Marquardt provided general denials of our claims and asserted a counterclaim for approximately $138,000 in royalties previously paid to us under the Marquardt License. On September 30, 2021, we filed an answer to Marquardt’s counterclaim in which we denied the allegations set forth in Marquardt’s counterclaim. An arbitrator has been chosen to arbitrate this matter. We anticipate that the arbitrator will conduct the arbitration proceedings in New York or via a remote platform, with the consent of the parties. A preliminary hearing occurred on December 6, 2021, during which the parties agreed to explore mediation and the arbitrator set forth a schedule relating to the arbitration. A mediation session has been scheduled for the period of March 14-16, 2022.
6. STOCK-BASED COMPENSATION
Stock Options and Awards
Our equity incentive program is a long-term retention program that is intended to attract, retain, and provide incentives for employees, consultants, officers, and directors and to align stockholder and employee interests. We may grant time-based options, market condition-based options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares, market condition-based performance restricted stock units (“PSUs”), and other stock-based equity awards to employees, officers, directors, and consultants.
We granted equity awards under the 2011 Equity Incentive Plan (the "2011 Plan") from July 2011 through November 2020. The 2011 Plan expired on April 5, 2021, and the remaining 3,708,238 authorized shares were cancelled on the 2011 Plan expiration date. On January 18, 2022, our stockholders approved the 2021 Equity Incentive Plan (the “2021” Plan), which provides for a total number of shares reserved and available for grant and issuance equal to 3,525,119 shares plus up to an additional 855,351 shares that are subject to stock options or other awards granted under the 2011 Plan.
Under our equity incentive plans, stock options may be granted at prices not less than the fair market value on the date of grant for stock options. Stock options generally vest over four years and expire seven years from the grant date. Market condition-based stock awards are subject to a market condition whereby the closing price of our common stock must exceed a certain level for a number of trading days within a specified time frame or the awards will be canceled before expiration. RSAs generally vests over one year. RSUs generally vest over three years. Awards granted other than a stock option or a stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued.

A summary of our equity incentive program is as follows (in thousands):

December 31, 2021
Common stock shares available for grant	—
Stock options outstanding	242
RSAs outstanding	—
RSUs outstanding	224
PSUs outstanding	67

Time-Based Stock Options
The following summarizes activities for the time-based stock options for the year ended December 31, 2021:

	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	828	$8.16	4.36	$2,628
Granted	—	—
Exercised	(326)	8.79
Canceled or expired	(260)	7.49
Outstanding as of December 31, 2021	242	$8.04	4.44	$—
Vested and expected to vest at December 31, 2021	222	$8.08	4.40	$—
Exercisable at December 31, 2021	132	$8.41	4.11	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of our common stock for the options that were in-the-money.
We did not grant stock options during 2021. For the year ended December 31, 2020, the weighted average grant date fair value was $2.21. For the years ended December 31, 2020, the aggregate intrinsic value of stock options exercised was $0.1 million.

Restricted Stock Units
The following summarizes RSUs activities for the year ended December 31, 2021:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	802	$6.98	1.00	$9,057
Granted	—	—
Released	(325)	7.48
Forfeited	(253)	6.66
Outstanding at December 31, 2021	224	$6.66	0.56	$1,280
The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards
The following summarizes RSA activities for the year ended December 31, 2021:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2020	130	$6.53	0.45
Granted	—	—
Released	(130)	6.53
Forfeited	—	—
Outstanding at December 31, 2021	—	$—	0.00

Market Condition-Based Restricted Stock Units
In the fourth quarter of 2020, we granted 250,000 shares of PSUs to our executives. Each PSU represents the right to one share of our common stock with vesting subject to: (a) the achievement of specified levels of the volume weighted average closing prices of our common stock during any one hundred (100) day-period between November 10, 2020 and November 10, 2025, subject to certification by the Compensation Committee (“Performance Milestones”); and (b) continued employment with us through the later of each achievement date or service vesting date, which occurs over a four (4) year-period commencing on

November 10, 2020. The Performance Milestones of the PSUs were fully achieved and certified by the Compensation Committee. In the fourth quarter of 2021, 22,500 shares of the outstanding PSUs, were vested and released.
The following summarizes PSU activities for the year ended December 31, 2021 (in thousands except for weighted average grant date fair value and weighted average remaining recognition period):

	Number of Market Condition-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2020	250	$6.20	2.08
Released	(23)	$6.20
Forfeited	(160)	$6.20
Outstanding at December 31, 2021	67	$6.20	1.49

Employee Stock Purchase Plan
Under the 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the year ended December 31, 2021, 25,033 shares were purchased under the ESPP with average purchase price of $6.00. During the year ended December 31, 2020, 22,556 shares were purchased under the ESPP with average purchase price of $5.96. As of December 31, 2021, 205,848 shares were available for future purchase under the ESPP.

Stock-based Compensation Expense
Valuation and amortization methods
Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and ESPP for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Stock options	$386	$1,062
RSUs, RSAs and PSUs	1,894	3,638
ESPP	58	56
Total	$2,338	$4,756

Sales and marketing	$745	$846
Research and development	742	870
General and administrative	851	3,040
Total	$2,338	$4,756
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

The assumptions used to value options granted during 2020 under our equity incentive program are as follows:

Time-based stock options:
For the Year Ended December 31, 2020
Expected life (in years)	4.2
Volatility	52%
Interest rate	1.0%
Dividend yield	—

Market condition based restricted stock units:
For the Year Ended December 31, 2020
Expected life (in years)	1.2
Volatility	52%
Interest rate	1.0%
Dividend yield	—
We did not grant stock options or market condition based restricted stock units during the year ended December 31, 2021.
As of December 31, 2021, there was $2.5 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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
On July 6, 2021, we entered into an equity distribution agreement (the "July 2021 Distribution Agreement") with Craig-Hallum Capital Group LLC (“Craig-Hallum”), as sales agent to issue and sell shares of our common stock having an aggregated offering price of up to $60 million. Under the July 2021 Distribution Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the July 2021 Distribution Agreement, the investment banker may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Market or on any other existing trading market for the common stock. We are obligated to pay 2.25% commission on the gross sales proceeds from common stock sold and the reimbursement of legal fees and disbursements. The July 2021 Distribution Agreement may be terminated by either party upon prior written notice to the other party, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in Immersion. We are not obligated to sell any minimum number of shares under the July 2021 Distribution Agreement.
During 2021, we sold 3.2 million shares of our common stock pursuant to the July 2021 Distribution Agreement and we received net proceeds of approximately $23.3 million from the offering after deducting $0.8 million commissions and other offering costs.

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

Section 382 Tax Benefits Preservation Plan
On November 17, 2021, our Board approved and adopted a Section 382 Tax Benefits Preservation Plan, dated as of November 17, 2021, by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agent”) (the “Section 382 Tax Benefits Preservation Plan”). Pursuant to the Section 382 Tax Benefits Preservation Plan, our Board declared a dividend of one preferred share purchase right (each, a “Right”) for each outstanding share of common stock, par value $0.001, of the Company (the “Common Stock”). The dividend is distributed on December 1, 2021 to stockholders of record as of the close of business on December 1, 2021.
Our Board adopted the Section 382 Tax Benefits Preservation Plan to diminish the risk that we could experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which could substantially limit or permanently eliminate our ability to utilize our net operating loss carryovers (collectively, the “NOLs”) to reduce potential future income tax obligations. Under the Code and the regulations promulgated thereunder by the U.S. Treasury Department, these NOLs may be “carried forward” in certain circumstances to offset any current and future taxable income and thus reduce federal income tax liability, subject to certain requirements and restrictions. While the amount and timing of our future taxable income cannot be predicted with any certainty and, accordingly, we cannot predict the amount of these NOLs that will ultimately be used to reduce its income tax liability, to the extent that the NOLs do not otherwise become limited, these NOLs could be a potentially valuable asset to us. For more information, please refer to the complete text of the Section 382 Tax Benefits Preservation Plan, a copy of which is incorporated by reference into this Form 10-K as Exhibit 4.2.

8. INCOME TAXES
Income tax benefit from (provision for) the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	For the Year Ended December 31,
	2021	2020
Income before benefit from (provision for) income taxes	$17,290	$3,159
Benefit from (provision for) income taxes	(4,806)	2,242
Effective tax rate	27.8%	(71.0)%
Provision for income taxes for the years ended December 31, 2021 primarily consisted of estimated U.S. taxes, adjustments to uncertain tax positions withholding tax reserve, foreign taxes and foreign withholding taxes. Benefit for income taxes for the year ended December 31, 2020 resulted primarily from estimated foreign taxes, foreign withholding tax expense and the release of a $2.2 million valuation allowance from one of our foreign entities.
The components of our income before benefit from (provision for) income taxes were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Domestic	$5,893	$(4,602)
Foreign	11,397	7,761
Total	$17,290	$3,159

The benefit from (provision for) income taxes consisted of the following (in thousands):

	For the Year Ended December 31,
	2021	2020
Current:
U.S, federal	3,285	$—
States and local	2	(3)
Foreign	934	(114)
Total current	$4,221	$(117)
Deferred:
U.S, federal	—	—
States and local	—	—
Foreign	585	2,359
Total deferred	585	2,359
Total benefit from (provision for) income taxes	$4,806	$2,242

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards.

Significant components of the net deferred tax assets and liabilities consisted of (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$7,638	$9,239
State income taxes	1	1
Deferred revenue	4,502	5,426
Research and development and other credits	10,493	8,638
Reserve and accruals recognized in different periods	395	1,027
Capitalized research and development expenses	3,333	3,318
Depreciation and amortization	2,492	3,134
Lease liability	339	351
Total deferred tax assets	29,193	31,134
Valuation allowance	(27,239)	(28,475)
Net deferred tax assets	1,954	2,659
Deferred tax liabilities:
Right of use lease assets	(185)	(344)
Foreign credits	—	(14)
Other deferred tax liabilities	—	—
Total deferred tax liabilities	(185)	(358)
Net deferred taxes	$1,769	$2,301
We account for deferred taxes under ASC 740 which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization ("MLTN") threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2021, based on our assessment of the realizability of our deferred tax assets, we continued to maintain a full valuation allowance against all of our federal and state net deferred tax assets in the U.S and Canada and certain deferred taxes. The valuation allowance for Ireland subsidiary was released in 2020 based on the profitability analysis of the cumulative 12-quarter actual and the projection for the next 3-year.
As of December 31, 2021, the net operating loss carryforwards for federal and state income tax purposes were approximately $14.0 million and $53.0 million, respectively. The state net operating losses begin to expire in 2029. The federal net operating losses for tax years after 2017 can be carried forward indefinitely. We have no net operating loss carryforward from foreign jurisdictions. As of December 31, 2021, we had federal and state tax credit carryforwards of approximately $4.5 million and $2.5 million, respectively, available to offset future tax liabilities. The federal credit carryforwards will expire between 2022 and 2039 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2021, we have Canadian research and development credit carryforwards of $1.9 million, which will expire at various dates through 2040. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.
Section 382 of the Internal Revenue Code (“IRC Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses and credit carryforwards if it experiences an “ownership change” as defined by IRC Section 382. Utilization of a portion of our federal net operating loss carryforward was limited in accordance with IRC Section 382, due to an ownership change that occurred during 1999. This limitation has fully lapsed as of December 31, 2010. As of December 31, 2021, we conducted an IRC Section 382 analysis with respect to our net operating loss and credit carryforwards and determined there was no limitation. There can be no assurance that future issuances of our securities will not trigger limitations under IRC Section 382 which could limit utilization of these tax attributes.

The reconciliation between the 21.0% U.S. effective federal statutory rate and our effective tax rates are as follows:

	For the Year Ended December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
Foreign withholding	0.4%	2.0%
Stock-based compensation expense	0.6%	12.9%
Foreign rate differential	(7.9)%	(33.0)%
Prior year true-up items	0.1%	1.1%
Tax reserves	(2.3)%	(4.0)%
Other	2.7%	0.1%
FTC conversion true up	(11.1)%	(10.3)%
State taxes, net of federal benefit	—%	0.1%
Global intangible low-taxed income	9.7%	21.0%
Nondeductible officers compensation	—%	3.5%
Irish corporation restructure	—%	(169.2)%
Valuation allowance	14.6%	83.8%
Effective tax rate	27.8%	(71.0)%
Undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, we are subject to withholding taxes payable to various foreign countries. As of December 31, 2021, any foreign withholding taxes on the undistributed earnings of our foreign subsidiaries were immaterial.
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

	For the Year Ended December 31,
	2021	2020
Balance at beginning of year	$4,525	$4,826
Gross increases for tax positions of prior years	1	—
Gross increases for tax positions of current year	3,296	10
Lapse of statute of limitations	(253)	(311)
Balance at end of year	$7,569	$4,525
The unrecognized tax benefits relate primarily to federal and state research and development credits, intercompany profit on the transfer of certain IP rights to one of our foreign subsidiaries as part of our tax reorganization completed in 2015 and withholding tax reserve. Based on our assessment of the developments in the Samsung case (South Korea withholding taxes) in October of 2021, we provided for an additional income tax expense of $3.3 million in the fourth quarter of 2021. Of this amount, $2.2 million was recorded as an impairment to the Long-term deposits and $1.1 million was accrued as an Other current liability on our Consolidated Statements Balance Sheet at December 31, 2021. The $2.2 million impairment charge is comprised of $1.4 million and $0.8 million for Samsung and LGE litigations, respectively.
We account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2021, we accrued $0.1 million interest or penalties related to uncertain tax positions. As of December 31, 2021, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, was $0.
Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2002 through the current period.

9. NET INCOME PER SHARE
Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock, adjusted for any dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes stock options, stock awards and ESPP.
The following is a reconciliation of the denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	For the Year Ended December 31,
	2021	2020

Denominator:
Weighted-average shares outstanding, basic	31,459	28,117
Shares related to outstanding options, unvested RSUs, RSAs, PSUs and ESPP	310	360
Weighted average shares outstanding, diluted	31,769	28,477
We include the underlying market condition stock awards in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.
For the years ended December 31, 2021 and 2020, we had 0.2 million and 1.2 million stock options outstanding, respectively, that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

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
Below is a summary of our ROU assets and lease liabilities as of December 31, 2021 and 2020, respectively (in thousands):

		December 31,
	Balance Sheets Classification	2021	2020
Assets
Right-of-use assets	Other assets	$912	$1,607
Liabilities
Operating lease liabilities - current	Other current liabilities	1,098	1,382
Operating lease liabilities - long-term	Other long-term liabilities	550	1,677
Total lease liabilities		$1,648	$3,059

The table below provides supplemental information related to operating leases during the years ended December 31, 2021 and 2020 (in thousands except for lease term):

	For the Year Ended December 31,
	2021	2020
Cash paid within operating cash flow	$1,491	$1,431
Weighted average lease terms (in years)	1.40	2.25
Weighted average discount rates	N/A	3.50%
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
At the commencement date of the sublease, we recognized initial direct costs of $0.3 million. These deferred costs will be amortized over the term of the sublease payments. As of December 31, 2021, $0.1 million was recorded in Prepaid expenses and other current assets and $0.1 million was recorded in Other assets, net on our Consolidated Balance Sheets.
We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Consolidated Statements of Income and Comprehensive Income over the lease terms. During the years ended December 31, 2021 and 2020, our net operating lease expenses are as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Operating lease cost	$1,226	$1,139
Sublease income	(1,030)	(585)
Total lease cost	$196	$554

Minimum future lease payments obligations as of December 31, 2021 are as follows (in thousands):

For the Years Ending December 31,
2022	$1,220
2023	460
2024	25
Total	$1,705
Future lease payments from our sublease agreement as of December 31, 2021 are as follows (in thousands):

For the Years Ending December 31,
2022	$1,077
2023	351
Total	$1,428
On January 31, 2022, we entered into an agreement to lease for 1,390 square feet of office space in Aventura, Florida (“Aventura Lease”). We plan to use this facility for administrative functions. This lease commenced in the first quarter of 2022 and expires in the first quarter of 2024. We expect to pay approximately $0.1 million in lease payments under the terms of the Aventura Lease.

11. EMPLOYEE BENEFITS
We have a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the 401(k) plan. Employees’ contributions may be matched at our discretion. Prior to 2020, we matched 50% of the employees’ contribution up to $4,000. In the first quarter of 2020, as one of the COVID-19 related cost cutting initiatives, we suspended the 401 (k) match. In 2020, we made $48,000 in 401(k) contribution.
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

Revenue by Market Area
The following is a summary of revenues by market areas. Revenue as a percentage of total revenues by market are as follows:

	For the Year Ended December 31,
	2021	2020
Mobile, Wearables, and Consumer	60%	69%
Gaming Devices	21	15
Automotive	19	15
Other	—	1
Total	100%	100%
Geographic Revenue
Revenues are broken out geographically by the location of the customer. A summary of revenue by region as a percentage of total revenues are as follows:

	For the Year Ended December 31,
	2021	2020
Asia	76%	76%
North America	12	16
Europe	12	8
Total	100%	100%
A summary of revenue by country as a percentage of total revenues are as follows:

	For the Year Ended December 31,
	2021	2020
Korea	38%	49%
Japan	29	18
United States of America	12	16
Germany	10	6
Other countries with less than 10% in a year	11	11
Total	100%	100%

Property and Equipment, net by Country
Property and equipment, net by geographic areas as a percentage of total property and equipment, net are as follows:

	December 31,
	2021	2020
Canada	89%	68%
United States of America	11%	32%
Total	100%	100%
Significant Customers
During the years ended December 31, 2021, two customer accounted for 34% and 12% of our total revenues, respectively. In 2020, one customer accounted for 40% of our total revenues.
A summary of customers with 10% or greater of our outstanding accounts and other receivables are as follows:

	December 31,
	2021	2020
Customer A	44%	33%
Customer B	20%	*
Customer C	19%	*
Customer D	10%	*
Customer E	*	39%
Customer F	*	15%
Customer G	*	10%
* Represents less than 10% of our total accounts and other receivables.

13. SUBSEQUENT EVENTS

On February 14, 2022, we entered into a Common Stock Repurchase Agreement (the “Agreement”) with Invenomic Capital Management LP. (“Invenomic”). Pursuant to the Agreement, we purchased 904,499 shares of our common stock from Invenomic at $4.725 per share, or an aggregate purchase price of $4.3 million. The closing price of our common stock on February 14, 2022 was $4.80 per share.

We adopted a Section 382 Tax Benefits Preservation Plan on November 17, 2021 to diminish the risk we could experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which could substantially limit or permanently eliminate our ability to utilize its net operating loss carryovers to reduce potential future income tax obligations. Under this plan, a person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.99% or more of the outstanding common stock could be subject to significant dilution. Following the repurchase, Invenomic’s holdings dropped to below 4.99% of the outstanding common stock.

On February 23, 2022, our Board of Directors approved a stock repurchase program of up to $30 million of our common stock for a period of up to twelve months. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The stock repurchase program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Control and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of December 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on these criteria.
Changes in internal control over financial reporting
There were no changes to internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.  Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

Item 10.   Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to directors and executive officers is incorporated by reference from the sections entitled “Election of Directors”, “Corporate Governance”, “Ownership of Our Equity Securities”, and “Audit Committee Report” in Immersion’s definitive Proxy Statement for its 2022 annual stockholders’ meeting.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in Immersion’s definitive Proxy Statement for its 2022 annual stockholders’ meeting and is incorporated herein by reference.
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

Item 11.   Executive Compensation
The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors”, “Director Compensation”, “Corporate Governance”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, and “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2022 annual stockholders’ meeting.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the section entitled “Ownership of Our Equity Securities” and “Equity Compensation Plan Information” in Immersion’s definitive Proxy Statement for its 2022 annual stockholders’ meeting.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the section entitled “Corporate Governance” and “Related Person Transactions” in Immersion’s definitive Proxy Statement for its 2022 annual stockholders’ meeting.

Item 14.   Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2022 annual stockholders’ meeting.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
The following documents are filed as part of this Form:

1	Financial Statements

2	Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3	Exhibits:
The following exhibits are filed herewith:

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016	8-K	000-27969	3.1	November 4, 2016
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
4.1		Description of Securities					X
4.2		Section 382 Tax Benefits Preservation Plan, dated as of November 17, 2021, by and between Immersion Corporation and Computershare Trust Company, N.A., as Rights Agent.	8-K	000-27969	4.1	November 17, 2021
10.1	*	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder	S-1/A	333-86361	10.21	October 5, 1999
10.2	#	License Agreement dated as of July 25, 2003 by and between Microsoft Corporation and Immersion Corporation	S-3/A	333-108607	10.4	February 13, 2004
10.3	*	Form of Indemnity Agreement	S-3/A	333-108607	10.11	March 25, 2004
10.4	*	2007 Equity Incentive Plan	8-K	000-27969	99.1	June 12, 2007
10.5	*	Form of Stock Option Agreement (U.S. Participant) for 2007 Equity Incentive Plan	8-K	000-27969	99.4	June 12, 2007
10.6	*	Form of Stock Option Agreement (Non-U.S. Participant) for 2007 Equity Incentive Plan	8-K	000-27969	99.5	June 12, 2007
10.7	*	Immersion Corporation 2011 Equity Incentive Plan, as amended April 24, 2019	8-K	001-38334	10.1	June 18, 2019
10.8	*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.	S-8	333-233353	4.4	August 19, 2019
10.9	*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.3	August 5, 2011
10.10	*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.	S-8	333-233353	4.6	August 19, 2011
10.11	*	Form of Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan	10-K	001-38334	10.14	March 5, 2021
10.12	*	Immersion Corporation 2021 Equity Incentive Plan	DEF 14A	001-38334	APPENDIX A	November 17, 2021
10.13	*	Form of Stock Option Award Agreement for Immersion Corporation 2021 Equity Incentive Plan.					X
10.14	*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2021 Equity Incentive Plan.					X
10.15	*	Form of Restricted Stock Agreement for Immersion Corporation 2021 Equity Incentive Plan.					X

10.16	*	Form of Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2021 Equity Incentive Plan					X
10.17		Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	10.2	November 7, 2011
10.18		First Amendment to Office Lease dated November 12, 2014 by and between Immersion Corporation and BSREP Rio Robles LLC	8-K	000-27969	10.1	November 14, 2014
10.19	#	Settlement and License Agreement, dated as of January 26, 2018, by and between Immersion Corporation and Apple Inc.	10-Q/A	01-38334	10.2	July 31, 2018
10.20		Settlement and License Agreement, dated as of May 12, 2019, by and between Immersion Corporation and Samsung Electronics Co. Ltd	10-Q	001-38334	10.1	August 14, 2019
10.21	*	Offer Letter, dated as of April 29, 2019, by and between Immersion Corporation and Michael Okada	10-Q	01-38334	10.4	August 14, 2019
10.22	*	Retention and Ownership Change Event Agreement, effective as of May 6, 2019, by and between Immersion Corporation and Michael Okada	10-Q	01-38334	10.5	August 14, 2019
10.23		Letter Agreement, dated March 5, 2020, by and between Immersion Corporation, a Delaware corporation, on one hand, and VIEX Capital Advisors, LLC, VIEX Opportunities Fund, LP - Series One, VIEX Opportunities Fund, LP - Series Two, VIEX GP, LLC, VIEX Special Opportunities Fund II, LP, VIEX GP, LLC, VIEX Special Opportunities GP II, LLC and Eric Singer	8-K	001-38334	10.1	March 9, 2020
10.24		Sublease, dated March 12, 2020, by and between Immersion Corporation and Neato Robotics, Inc.	10-Q	001-38334	10.3	May 8, 2020
10.25		First Amendment to Sublease, dated May 1, 2020, by and between Immersion Corporation and Neato Robotics, Inc.	10-Q	001-38334	10.4	May 8, 2020
10.26		Office Lease, dated as of February 23, 2020, between 330 Townsend (SF) Owner, LLC and Immersion Corporation	10-Q	001-38334	10.1	May 8, 2020
10.27		Lease Agreement, dated January 26, 2022, by and between Immersion Corporation and COFE CIX Aventura, LLC					X
10.28	*	Offer Letter, dated as of December 2, 2019, by and between Immersion Corporation and Aaron Akerman	10-K	001-38334	10.21	March 6, 2020
10.29	*	Retention and Ownership Change Event Agreement, effective as of December 11, 2019, by and between Immersion Corporation and Aaron Akerman	10-K	001-38334	10.22	March 6, 2020
10.30	*	Summary of Compensation Information of Francis Jose, Chief Executive Officer	10-Q	001-38334	10.3	November 3, 2021
10.31	*	Summary of Compensation Information of Aaron Akerman, Chief Financial Officer	10-Q	001-38334	10.2	November 3, 2021
10.32	*	Summary of Compensation Information of Francis Jose, General Counsel	10-Q	001-38334	10.3	August 16, 2021
10.33	*	Retention and Ownership Change Event Agreement, effective May 22, 2021, by and between Immersion Corporation and Francis Jose	10-Q	001-38334	10.2	August 16, 2021

10.34	*	Separation Agreement, dated May 17, 2021, by and between Mike Okada and the Company	8-K	001-38334	10.1	May 17, 2021
10.35		Equity Distribution Agreement, dated as of February 11, 2021, by and between Immersion Corporation and Craig-Hallum Capital Group LLC	8-K	001-38334	1.1	February 11, 2021
10.36		Equity Distribution Agreement, dated as of July 6, 2021, by and between Immersion Corporation and Craig-Hallum Capital Group LLC	8-K	001-38334	1.1	July 6, 2021
21.1		Subsidiaries of Immersion Corporation.					X
23.1		Consent of Armanino LLP, Independent Registered Public Accounting Firm, with respect to the fiscal year ended December 31, 2021.					X
31.1		Certification of Francis Jose, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	+	Certification of Francis Jose, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	+	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS		XBRL Report Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X
101.CAL		XBRL Taxonomy Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Label Linkbase Document					X
101.PRE		XBRL Presentation Linkbase Document					X
104	+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
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
Date: February 25, 2022

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

Name	Title	Date

/s/ FRANCIS JOSE	Chief Executive Officer and General Counsel (Principal Executive Officer)	February 25, 2022
Francis Jose

/S/ AARON AKERMAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2022
Aaron Akerman

/S/ ERIC SINGER	Executive Chairman of the Board and Director	February 25, 2022
Eric Singer

/S/WILLIAM C. MARTIN	Chief Strategy Officer and Director	February 25, 2022
William C. Martin

/S/ SUMIT AGARWAL	Director	February 25, 2022
Sumit Agarwal

/S/ MARY L. DOTZ	Director	February 25, 2022
Mary L. Dotz

/S/ FREDERICK WASCH	Director	February 25, 2022
Frederick Wasch