Form 10-Q
period 2022-03-31
IMMERSION CORP
filed 2022-05-13
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	IMMR	NASDAQ Global Market
Series B Junior Participating Preferred Stock Purchase Rights	IMMR	NASDAQ Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]        No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding at May 6, 2022 was 33,614,053.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$62,958	$51,490
Marketable equity securities	83,532	86,431
Accounts and other receivables	2,079	1,970
Prepaid expenses and other current assets	11,788	13,432
Total current assets	160,357	153,323
Property and equipment, net	405	444
Long-term deposits	4,917	9,658
Marketable debt securities	11,181	7,286
Other assets, net	4,001	4,809
Total assets	$180,861	$175,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53	$2
Accrued compensation	567	555
Deferred revenue	4,736	4,826
Other current liabilities	15,955	11,247
Total current liabilities	21,311	16,630
Long-term deferred revenue	15,494	16,699
Other long-term liabilities	706	896
Total liabilities	37,511	34,225
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital	324,476	323,296
Accumulated other comprehensive income	653	412
Accumulated deficit	(95,604)	(100,680)
Treasury stock	(86,175)	(81,733)
Total stockholders’ equity	143,350	141,295
Total liabilities and stockholders’ equity	$180,861	$175,520

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Royalty and license	$7,230	$7,068
Development, services, and other	78	91
Total revenues	7,308	7,159
Costs and expenses:
Cost of revenues	4	29
Sales and marketing	486	1,106
Research and development	509	1,307
General and administrative	2,706	2,224
Total costs and expenses	3,705	4,666
Operating income	3,603	2,493
Interest and other income (loss), net	2,034	(316)
Income before provision for income taxes	5,637	2,177
Provision for income taxes	(561)	(141)
Net income	$5,076	$2,036
Basic net income per share	$0.15	$0.07
Shares used in calculating basic net income per share	33,996	28,579
Diluted net income per share	$0.15	$0.07
Shares used in calculating diluted net income per share	34,268	29,180
Other comprehensive income, net of tax
Change in unrealized gains on available-for-sale securities	$241	$—
Total other comprehensive income	241	—
Total comprehensive income	$5,317	$2,036

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2021	46,534,198	323,296	412	(100,680)	12,143,433	(81,733)	141,295
Net income	—	—	—	5,076	—	—	5,076
Unrealized gain on available-for-sale securities, net of taxes	—	—	241	—	—	—	241
Stock repurchases	—	—	—	—	938,781	(4,442)	(4,442)
Release of restricted stock units and awards	116,811	—	—	—	—	—	—
Issuance of stock for ESPP purchase	7,725	34	—	—	—	—	34
Shares issued in connection with public offering, net of issuance costs	—	5	—	—	—	—	5
Stock-based compensation	—	1,141	—	—	—	—	1,141
Balances at March 31, 2022	46,658,734	$324,476	$653	$(95,604)	13,082,214	$(86,175)	$143,350

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2020	39,161,214	$258,756	$122	$(113,164)	12,143,433	$(81,733)	$63,981
Net income	—	—	—	2,036	—	—	2,036
Exercise of stock options, net of shares withheld for employee taxes	306,987	2,724	—	—	—	—	2,724
Release of restricted stock units and awards	227,055	—	—	—	—	—	—
Issuance of stock for ESPP purchase	15,543	89	—	—	—	—	89
Shares issued in connection with public offering, net of issuance costs	3,309,811	35,937	—	—	—	—	35,937
Stock-based compensation		531	—	—	—	—	531
Balances at March 31, 2021	43,020,610	$298,037	$122	$(111,128)	12,143,433	$(81,733)	$105,298

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$5,076	$2,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206	192
Stock-based compensation	1,141	531
Net gains on investment in marketable equity securities	(3,166)	—
Net losses on derivative instruments	2,795	—
Realized gains on investment in marketable debt securities	(368)	—
Foreign currency remeasurement gains	131	280
Other	(17)	24
Changes in operating assets and liabilities:
Accounts and other receivables	(109)	184
Prepaid expenses and other current assets	1,644	1,396
Long-term deposits	4,611	—
Other assets	757	843
Accounts payable	52	305
Accrued compensation	12	(68)
Other current liabilities	(77)	280
Deferred revenue	(1,295)	(1,226)
Other long-term liabilities	(355)	(367)
Net cash provided by operating activities	11,038	4,410
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(36,778)	—
Proceeds from sale or maturities of marketable securities and other investments	39,899	—
Proceeds from sale of derivative instruments	6,817	—
Payments for settlement of derivative instruments	(5,105)	—
Purchases of property and equipment	—	(57)
Net cash provided by (used in) investing activities	4,833	(57)
Cash flows provided by (used in) financing activities:
Proceed from issuance of common stock, net of issuance costs	5	35,937
Proceeds from issuance of common stock under employee stock purchase plan	34	89
Proceeds from stock options exercises	—	2,723
Cash paid for purchases of treasury stock	(4,442)	—
Net cash provided by (used in) financing activities	(4,403)	38,749
Net increase in cash and cash equivalents	11,468	43,102
Cash and cash equivalents:
Beginning of year	51,490	59,522
End of year	$62,958	$102,624
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17	$13
Supplemental disclosure of non-cash operating, investing, and financing activities:
Release of restricted stock units and awards under company stock plan	$612	$2,367
Leased assets obtained in exchange for new operating lease liabilities	$120	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Impact of COVID-19

The outbreak of a novel strain of coronavirus ("COVID-19") caused governments and public health officials around the world to implementing stringent measures to help control the spread of the virus. In response to the COVID-19 pandemic, we implemented work-from-home and restricted travel policies in the first quarter of 2020, which remained in place during the first quarter of 2022.

In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During the three months ended March 31, 2021, we recognized $0.1 million in government subsidies as a reduction to operating expenses in the Condensed Consolidated Statements of Income and Comprehensive Income. We did not recognize government subsidy during the three months ended March 31, 2022.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Immersion and our wholly-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. GAAP and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of the condensed consolidated financial statements. Significant estimates include revenue recognition, fair value of financial instruments, useful lives of property and equipment, valuation of income taxes including uncertain tax provisions, stock-based compensation and long-term deposits for withholding taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

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

Recently Adopted Accounting Pronouncements

In November 2021, Financial Accounting Standard Board ("FASB") issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures that increase the transparency of transactions involving government grants, including the types of transactions, the accounting for those transactions, and the effect of those transactions on an entity’s financial statements. This new standard became effective for annual periods beginning after December 15, 2021. We adopted this new guidance in the first quarter of 2022. This adoption did not have material impact on our condensed consolidated financial statements.

2. REVENUE RECOGNITION
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three months ended March 31, 2022 and 2021 (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Fixed fee license revenue	$1,745	$1,275
Per-unit royalty revenue	5,485	5,793
Total royalty and license revenue	7,230	7,068
Development, services, and other revenue	78	91
Total revenues	$7,308	$7,159

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

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. In the three months ended March 31, 2022, we recorded adjustments of $0.3 million to increase royalty revenue. We recorded adjustments of $0.5 million to decrease royalty revenue during the three months ended March 31, 2021.

Contract Assets
As of March 31, 2022, we had contract assets of $10.9 million included within Prepaid expenses and other current assets, and $1.0 million included within Other assets, net on the Condensed Consolidated Balance Sheets. As of December 31, 2021, we had contract assets of $12.4 million included within Prepaid expenses and other current assets, and $1.7 million included within Other assets, net on the Condensed Consolidated Balance Sheets.
Contract assets decreased by $2.3 million from January 1, 2022 to March 31, 2022, primarily due to actual royalties billed during the period.

Contracted Revenue
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
Based on contracts signed and payments received as of March 31, 2022, we expect to recognize $20.2 million revenue related to Performance Obligation B under our fixed fee license agreements, which are satisfied over time, including $13.0 million over one to three years and $7.2 million over more than three years.

3.  INVESTMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
We invest surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal.
Our investments in marketable debt securities are classified and accounted for as available-for-sale. The marketable debt securities are classified either short-term or long-term based on each instrument’s underlying contractual maturity date. As of March 31, 2022 and December 31, 2021, we reported $11.2 million and $7.3 million of investments in debt securities as Marketable debt securities on our Condensed Consolidated Balance Sheets, respectively, as management intends to hold these investment for more than 12 months from the reporting date. We may sell certain marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
Our investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations. The marketable equity securities are measured at fair value with gains and losses recognized in Interest and other income (loss), net on our Condensed Consolidated Statements of Income and Comprehensive Income.
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

Marketable securities as of March 31, 2022 and December 31, 2021 consisted of following (in thousands):

	March 31, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$40,023	$—	$(1,601)	$38,422
Corporate bonds	10,651	530	—	11,181
Equity securities	43,039	3,038	(967)	45,110
	$93,713	$3,568	$(2,568)	$94,713

	December 31, 2021
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$50,000	$—	$(338)	$49,662
Corporate bonds	6,996	290	—	7,286
Equity securities	38,100	—	(1,331)	36,769
	$95,096	$290	$(1,669)	$93,717

As of March 31, 2022 and December 31, 2021, marketable securities are classified and reported on our Condensed Consolidated Balance Sheets as follows:

	March 31, 2022
	Marketable Equity Securities	Marketable Debt Securities	Total
Mutual funds	$38,422	$—	$38,422
Equity securities	45,110	—	45,110
Corporate bonds	—	11,181	11,181
	$83,532	$11,181	$94,713

	December 31, 2021
	Marketable Equity Securities	Marketable Debt Securities	Total
Mutual funds	$49,662	$—	$49,662
Equity securities	36,769	—	36,769
Corporate bonds	—	7,286	7,286
	$86,431	$7,286	$93,717

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of March 31, 2022 (in thousands) are as follows:

	March 31, 2022
	Amortized Cost	Fair Value
Less than 1 year	$—	$—
1 to 5 years	10,651	11,181
Total	$10,651	$11,181
Derivative Financial Instruments
We invest in derivatives that are not designated as hedging instruments and which consist of call and put options. When we sell call and put options, the premium received is reported as Other current liabilities on our Condensed Consolidated Balance Sheets. When we purchase put or call options, the premium paid is reported as Marketable securities on our Condensed Consolidated Balance Sheets. The carrying value of these options are adjusted to the fair value at the end of each reporting period until the options expire. Gains and losses recognized from the periodic adjustments to fair value are recognized as Interest and other income, on our Condensed Consolidated Statements of Income and Comprehensive Income.
Our derivative instruments which consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (in thousands).

	March 31, 2022
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$8,392	$2,558	$10,950
	$8,392	$2,558	$10,950

	December 31, 2021
	Cost	Unrealized Gains	Fair Value
Derivative instruments	$6,370	$(103)	$6,267
	$6,370	$(103)	$6,267

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net unrealized gains recognized on marketable equity securities	$2,140	$—
Net realized gains recognized on marketable equity securities	1,026	—
Net unrealized losses recognized on derivative instruments	(2,661)	—
Net realized loss recognized on derivative instruments	(134)	—
Net realized gains recognized on marketable debt securities	368	—
Total net gains recognized in interest and other income (loss), net	$739	$—

Fair Value Measurements
Our financial instruments measured at fair value on a recurring basis consisted of money-market funds, mutual funds, equity securities, corporate debt securities and derivatives. Equity securities are classified within Level 1 of the fair value hierarchy as they are valued based on quoted market price in an active market. Corporate debt securities and derivative instruments are valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.
Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of March 31, 2022 and December 31, 2021.
Financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 2021 are classified based on the valuation technique in the table below (in thousands):

	March 31, 2022
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Mutual funds	$38,422	$—	$—	$38,422
Equity securities	45,110	—	—	45,110
Corporate bonds	—	11,181	—	11,181
Total assets at fair value	$83,532	$11,181	$—	$94,713

Liabilities
Derivative instruments	$—	$10,950	$—	$10,950
Total liabilities at fair value	$—	$10,950	$—	$10,950

	December 31, 2021
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Mutual funds	$49,662	$—	$—	49,662
Equity securities	36,769	—	—	36,769
Corporate bonds	—	7,286	—	7,286
Total assets at fair value	$86,431	$7,286	$—	$93,717

Liabilities
Derivative instruments	$—	$6,267	$—	$6,267
Total liabilities at fair value	$—	$6,267	$—	$6,267

4.   BALANCE SHEETS DETAILS
Accounts and Other Receivables
Accounts and other receivables were as follows (in thousands):

	March 31 2022	December 31 2021
Trade accounts receivables	$1,118	$1,235
Other receivables	961	735
Accounts and other receivables	$2,079	$1,970
Allowance for credit losses as of March 31, 2022 and December 31, 2021 were not material.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in thousands):

	March 31 2022	December 31 2021
Prepaid expenses	$701	$798
Contract assets - current	10,906	12,448
Other current assets	181	186
Prepaid expenses and other current assets	$11,788	$13,432
Other Assets, Net
Other assets, net are as follows (in thousands):

	March 31 2022	December 31 2021
Contract assets - long-term	$1,014	$1,746
Lease right-of-use assets	861	912
Deferred tax assets	2,116	2,115
Other assets	10	36
Total other assets, net	$4,001	$4,809
Other Current Liabilities
Other current liabilities are as follows (in thousands):

	March 31 2022	December 31 2021
Derivative instruments	$10,950	$6,267
Lease liabilities - current	1,065	1,098
Other current liabilities	3,940	3,882
Total other current liabilities	$15,955	$11,247

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

On December 1, 2021, the Korean tax authorities submitted its brief to the Korea Supreme Court challenging the cancellation by the Korea High Court of a portion of the withholding tax imposed by the Korean tax authorities. On December 3, 2021, we submitted our own brief to the Korea Supreme Court providing arguments in support of our position that Immersion Software Ireland Limited has sufficient economic substance to be considered the beneficial owner of the royalties paid by Samsung to Immersion Software Ireland Limited. Such brief also provided arguments challenging the calculation of the imposed withholding tax upheld by the Korea High Court. On December 2021, the Korean tax authorities filed a rebuttal brief relating to our brief filed on December 3, 2021. On December 29, 2021, we filed our rebuttal brief relating to the Korean tax authorities’ brief filed on December 1, 2021. On February 24, 2022, the Korea Supreme Court issued a decision affirming the rulings of the Korea High Court. We believe that any impairment in the Long-term deposits associated with the rulings of the Korea High Court is appropriately reflected in the Condensed Consolidated Balance Sheets.
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

In the fourth quarter of 2021, we recorded an impairment charge of $1.4 million related to long-term deposits paid to Samsung. In March 2022, as a result of the Korea Supreme Court decision described above, we were reimbursed by Samsung in an amount equal to KRW6,088,855,388 (approximately $5 million) representing Korea national-level taxes, penalties and interest that were canceled by the Korea Supreme Court, which amount is net of $1.3 million of the impairment charge previously recorded in the fourth quarter of 2021. We expect to be reimbursed an additional KRW608,885,000 (approximately $0.5 million) representing local-level taxes, penalties and interest that were canceled by the Korea Supreme Court, which amount is net of $0.1 million of the impairment charge previously recorded in the fourth quarter of 2021.
LGE Korean Withholding Tax Matter
On October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.  Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korea courts. In the second quarter of 2020, we recorded this deposit in Long-term deposits on our Condensed Consolidated Balance Sheets. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Long-term deposits would be recorded as additional income tax expense on our Condensed Consolidated Statements of Income and Comprehensive Loss, in the period in which we do not ultimately prevail.
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing occurred on September 13, 2021. An eleventh hearing occurred on November 15, 2021. A twelfth hearing occurred on December 23, 2021. The Court had indicated that it expected to render a decision on this matter by the end of February 2022. However, due to a reshuffling of judges, another hearing, which was originally scheduled for April 14, 2022 is currently scheduled for July 7, 2022, at which time we believe we will have a better indication as to when the Court will render a decision on this matter.

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Condensed Consolidated Statements of Income and Comprehensive Income. In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long-term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for a which we recorded in Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.
In the event that we do not ultimately prevail in our appeal in the Korean courts with respect to this case, the applicable deposits included in Long-term deposits would be recorded as additional income tax expense on our Condensed Consolidated Statements of Income and Comprehensive Income, in the period in which we do not ultimately prevail.

In the fourth quarter of 2021, we recorded an impairment charge of $0.8 million related to the long-term deposits paid to LGE.

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

Pursuant to the terms of the Marquardt License, we requested arbitration by a single arbitrator in Madison County, New York. On August 9, 2021, the AAA confirmed receipt of our arbitration demand dated August 3, 2021. On August 13, 2021, the AAA conducted an administrative conference call to discuss communications, mediation, tribunal appointment, place of arbitration, and other administrative topics. On September 15, 2021, Marquardt filed an answer to our arbitration demand with the AAA, in which Marquardt provided general denials of our claims and asserted a counterclaim for approximately $138,000 in royalties previously paid to us under the Marquardt License. On September 30, 2021, we filed an answer to Marquardt’s counterclaim in which we denied the allegations set forth in Marquardt’s counterclaim. A preliminary hearing occurred on December 6, 2021, during which the parties agreed to explore mediation and the arbitrator set forth a schedule relating to the arbitration. A mediation session occurred during the period of March 14-16, 2022. At the mediation, we entered into a binding settlement term sheet with Marquardt pursuant to which we agreed to cause our arbitration demand to be dismissed. In exchange, Marquardt agreed to the prepayment of certain royalties otherwise payable under the Marquardt License. Additionally on April 4, 2022, we entered into an amendment to the Marquardt License to reflect such payment and other related terms.

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
On January 18, 2022, our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan"), which provides for a total number of shares reserved and available for grant and issuance equal to 3,525,119 shares plus up to an additional 855,351 shares that are subject to stock options or other awards granted under the 2011 Equity Incentive Plan.
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

A summary of our equity incentive program as of March 31, 2022 is as follows (in thousands):

Common stock shares available for grant	2,080
Stock options outstanding	212
RSAs outstanding	114
RSUs outstanding	665
PSUs outstanding	641

Time-Based Stock Options
The following summarizes activities for the time-based stock options for the three months ended March 31, 2022:

	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	242	$8.04	4.44	$—
Granted	—	—
Exercised	—	—
Canceled or expired	(30)	7.27
Outstanding as of March 31, 2022	212	$8.14	3.25	$—
Vested and expected to vest at March 31, 2022	212	$8.14	3.25	$—
Exercisable at March 31, 2022	148	$8.35	2.58	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of our common stock for the options that were in-the-money.
We did not grant stock options during the first quarter of 2022.

Restricted Stock Units
The following summarizes RSU activities for the three months ended March 31, 2022:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	224	$6.66	0.56	$1,280
Granted	600	4.78
Released	(111)	6.80
Forfeited	(48)	6.04
Outstanding at March 31, 2022	665	$4.97	1.32	$3,700
The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards
The following summarizes RSA activities for the three months ended March 31, 2022:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2021	—	$—	0.00
Granted	114	4.78
Released	—	—
Forfeited	—	—
Outstanding at March 31, 2022	114	$4.78	0.12

Market Condition-Based Restricted Stock Units
In the first quarter of 2022, we granted 600,000 shares of PSUs to members of our management team. Each PSU represents the right to one share of our common stock with vesting subject to: (a) the achievement of specified levels of the volume weighted average closing prices of our common stock during any one hundred (100) day-period between January 1, 2022 and January 1, 2027, subject to certification by the Compensation Committee (“Performance Milestones”); and (b) continued employment with us through the later of each achievement date or service vesting date, which occurs over a three (3) year period commencing on January 1, 2022.
The following summarizes PSU activities for the three months ended March 31, 2022:

	Number of Market Condition-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2021	67	$6.20	1.49
Granted	600	3.63
Released	(6)	$6.20
Forfeited	(20)	$6.20
Outstanding at March 31, 2022	641	$3.80	1.49

The assumptions used to value market condition based restricted stock units granted during the first quarter of 2022 under our equity incentive program are as follows:

Market condition based restricted stock units:
Three Months Ended March 31, 2022
Expected life (in years)	1.2
Volatility	52%
Interest rate	1.0%
Dividend yield	—
Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the three months ended March 31, 2022, 7,725 shares were purchased under the ESPP. As of March 31, 2022, 198,123 shares were available for future purchase under the ESPP.
Stock-based Compensation Expense
Valuation and amortization methods
Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and ESPP for the years ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$(43)	$15
RSUs, RSAs and PSUs	1,187	497
ESPP	(3)	19
Total	$1,141	$531

Sales and marketing	$90	$224
Research and development	107	318
General and administrative	944	(11)
Total	$1,141	$531

As of March 31, 2022, there was $5.2 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

7. STOCKHOLDERS’ EQUITY
Stock Repurchase Agreement
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
Stock Repurchase Program

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
In the first quarter of 2022, we repurchased 34,282 shares of our common stock for $0.2 million at an average cost of $4.89 per share. As of March 31, 2022, we have $29.8 million available for repurchase under the stock repurchase program.

8. INCOME TAXES
Provision for income taxes the years ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Income before provision for income taxes	$5,637	$2,177
Provision for income taxes	561	141
Effective tax rate	10.0%	6.5%

Provision for income taxes for the three months ended March 31, 2022 and 2021 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to maintain a full valuation allowance against all of our federal and state deferred tax assets in the United States as well as federal tax assets in Canada.

As of March 31, 2022, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $6.3 million and applicable interest of $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $1.3 million. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of March 31, 2022, we had net deferred income tax assets of $2.1 million and deferred income tax liabilities of $0.3 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2002 through the current period. Currently we are under examination by the Internal Revenue Services for tax year 2018.

We maintain a valuation allowance of $27.3 million against certain of our deferred tax assets, including all federal, state, and certain foreign deferred tax assets because of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. If we determine the deferred tax assets are realizable based on our assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made.

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
The following is a reconciliation of the denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021

Denominator:
Weighted-average shares outstanding, basic	33,996	28,579
Shares related to outstanding options, unvested RSUs, RSAs, PSUs and ESPP	272	601
Weighted average shares outstanding, diluted	34,268	29,180
We include market condition-based performance restricted stock units in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the three months ended March 31, 2022 and 2021, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	239	14
Restricted stock units, restricted stock awards and market condition-based restricted stock units	55	—
Total	294	14

10. LEASES
We lease our office space under lease arrangements with expiration dates on or before March 31, 2024. We recognize lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets. We combine lease and non-lease components for new and reassessed leases. We apply discount rates to operating leases using a portfolio approach.

Below is a summary of our ROU assets and lease liabilities (in thousands):

	Balance Sheets Classification	March 31, 2022	December 31, 2021
Assets
Right-of-use assets	Other assets	$861	$912
Liabilities
Operating lease liabilities - current	Other current liabilities	1,065	1,098
Operating lease liabilities - long-term	Other long-term liabilities	360	550
Total lease liabilities		$1,425	$1,648

The table below provides supplemental information related to operating leases during the three months ended March 31, 2022 and 2021 (in thousands except for lease term):

	Three Months Ended March 31,
	2022	2021
Cash paid within operating cash flow	$355	$367
Weighted average lease terms (in years)	1.11	2.20
Weighted average discount rates	3.93%	N/A
On January 31, 2022, we entered into an agreement to lease for a 1,390 square feet of office space in Aventura, Florida (“Aventura Lease”). We plan to use this facility for administrative functions. This lease commenced in the first quarter of 2022 and expires in the first quarter of 2024. We accounted for this lease as an operating lease in accordance with the provisions of ASC 842 Leases (“ASC 842”). In the first quarter of 2022, we recorded a lease liability of $0.1 million, which represents the present value of the lease payments using an estimated incremental borrowing rate of 3.93%. We also recognized right-to-use asset ("ROU") of $0.1 million which represents our right to use an underlying asset for the lease term.
On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. (“Neato”) for the SJ Facility. This sublease commenced in June 2020 and ends on April 30, 2023 which is the lease termination date of the original SJ Facility lease. In accordance with provisions of ASC 842, we treated the sublease as a separate lease as we were not relieved of the primary obligation under the original lease. We continue to account for the original SJ Facility, as a lessee, in the same manner as prior to the commencement date of the sublease. We accounted for the sublease as a lessor of the lease. We classified the sublease as an operating lease as it did not meet the criteria of a Sale-Type or Direct Financing lease.
At the commencement date of the sublease, we recognized initial direct costs of $0.3 million. These deferred costs will be amortized over the term of the sublease payments. As of March 31, 2022, unamortized balance of the deferred costs are not material.
We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Condensed Consolidated Statements of Income and Comprehensive Income over the lease terms. During the three months ended March 31, 2022 and 2021, our net operating lease expenses are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$210	$215
Sublease income	(257)	(257)
Total lease cost	$(47)	$(42)

Minimum future lease payments obligations as of March 31, 2022 are as follows (in thousands):

For the Years Ending December 31,
2022	$914
2023	521
2024	40
Total	$1,475
Future lease payments from our sublease agreement as of March 31, 2022 are as follows (in thousands):

For the Years Ending December 31,
2022	$812
2023	351
Total	$1,163

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “can”, “will”, “places”, “estimates”, and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and the recognition and components thereof; our costs and expenses, including capital expenditures; our investment of surplus funds and sales of marketable debt securities; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans and estimates related to and the impact of current and future litigation and arbitration; our leases, sublease and the timing and income related thereto; and our stock repurchase and equity distribution programs.
Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results could differ materially from those projected in the forward-looking statements, therefore we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained below under Part II, Item 1A, Risk Factors.
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

OVERVIEW

We are a premier licensing company focused on the invention, acceleration, and scaling, through licensing, of innovative haptic technologies that allow people to use their sense of touch to engage with products and experience the digital world around them. We are one of the leading experts in haptics, and our focus on innovation allows us to deliver world-class intellectual property (“IP”) and technology that enables the creation of products that delight end users. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized. Our primary business is currently in the mobility, gaming, and automotive markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including entertainment, social content, virtual and augmented reality, and wearables, as well as residential, commercial, and industrial Internet of Things. In recent years, we have seen a trend towards broad market adoption of haptic technology. As other companies follow our leadership in recognizing how important tactile feedback can be in people’s digital lives, we expect the opportunity to license our IP and technologies will continue to expand.

We have adopted a business model under which we provide technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 1,400 issued or pending patents worldwide as of March 31, 2022. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.

We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

Results of Operations
Overview
Total revenues for the three months ended March 31, 2022 was $7.3 million, an increase of $0.1 million, or 2%, compared to the same period in 2021.
Total cost and operating expenses were $3.7 million in the three months ended March 31, 2022, a decrease of $1.0 million, or 21% compared to the same period in 2021.
In the three months ended March 31, 2022, we had net income of $5.1 million, an increase of $3.0 million, or 149.3% compared to same period in 2021.
The following table sets forth our Condensed Consolidated Statements of Income data as a percentage of total revenues:

	Three Months Ended March 31,
	2022	2021
Revenues:
Per-Unit royalty revenue	75.0%	81.0%
Fixed fee license revenue	23.9	18.0
Royalty and license	99.0	99.0
Development, services, and other	1.1	1.0
Total revenues	100.0	100.0
Costs and expenses:
Cost of revenues	—	—
Sales and marketing	6.7	15.0
Research and development	7.0	18.0
General and administrative	37.0	32.0
Total costs and expenses	51.0	65.0
Operating income	49.0	35.0
Interest and other income	27.8	(5.0)
Income from operations before benefits from (provision for) income taxes	77.0	30.0
Provision for income taxes	(7.7)	(2.0)
Net income	69.0%	28.0%

Revenues
Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.
A revenue summary for the three months ended March 31, 2022 and 2021 are as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues:
Fixed fee license revenue	$1,745	$1,275	$470	37%
Per-unit royalty revenue	5,485	5,793	(308)	(5)%
Total royalty and license revenue	7,230	7,068	162	2%
Development, services, and other revenue	78	91	(13)	(14)%
Total revenues	$7,308	$7,159	$149	2%

Royalty and license revenue
Per-unit royalty revenue decreased by $0.3 million, or 5%, in the first quarter of 2022 compared to the same period in 2021, primarily caused by a $0.4 million decrease in royalties from mobility licensees and a $0.2 million decrease royalties from automotive licensees partially offset by a $0.3 million increase in royalties from our gaming licensees.
Fixed fee license revenue increased $0.5 million or 37% in in the first quarter of 2022 compared to the same period in 2021 due to a $0.5 million increase in gaming license revenue.
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
Geographically, revenues generated in Asia, North America and Europe for the three months ended March 31, 2022 represented 75%, 16%, and 9%, respectively, of our total revenue as compared to 74%, 19%, and 7%, respectively, for the three months ended March 31, 2021.

Operating Expenses
A summary of operating expenses for the three months ended March 31, 2022 and 2021 are as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Sales and marketing	$486	$1,106	$(620)	(56)%
Research and development	509	1,307	(798)	(61)%
General and administrative	2,706	2,224	482	22%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, including stock-based compensation; sales commissions; advertising and trade shows; collateral marketing materials; market development funds; travel; and allocated facilities costs.

Sales and marketing expenses decreased $0.6 million, or 56%, in the first quarter of 2022 as compared to the same period in 2021 primarily due to a $0.5 million decrease in compensation, benefits and other personnel related costs largely attributable to lower headcount and a decrease in stock-based compensation expense.
Research and Development - Our research and development expenses primarily consisted of employee compensation and benefits, including stock-based compensation; outside services and consulting fees; tooling and supplies; and allocated facilities costs.
Research and development expenses decreased $0.8 million, or 61%, in the first quarter of 2022 compared to the same period in 2021 primarily due to a $0.7 million decrease in compensation, benefits and other personnel related costs largely attributable to lower headcount and a decrease in stock-based compensation expense.
General and Administrative - Our general and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal other professional fees; external legal costs for patents; office expense; travel; and allocated facilities costs.
General and administrative expenses increased $0.5 million, or 22%, in the first quarter of 2022 as compared to the first quarter of 2021 primarily due to a $0.8 million increase in compensation, benefits and other personnel related costs in compensation, benefits and other personnel related costs partially offset by a $0.3 million decrease in legal costs and a $0.1 million decrease due to the non-recurrence of contract termination costs recorded in first quarter of 2021.
The increase in compensation, benefits and other personnel related costs was primarily due to an increase in stock-based compensation expense in the first quarter of 2022 compared to the same period in 2021. The decrease in legal expense was primarily attributable to reduced activities, as well as a decrease in patent maintenance and prosecution costs.

We may be required to engage in litigation to protect our IP, in which case our general and administrative expenses could substantially increase reflecting such litigation costs.

Interest and Other Income (Loss)
Interest and Other Income (loss) - Interest and other income consists primarily of interest income from cash and cash equivalents and short-term investments.
Interest and other income (loss) increased $2.4 million during the first quarter of 2022 compared to the first quarter of 2021 primarily driven by a $1.4 million increase in interest and dividend income, a $0.7 million increase in net gains on investments and a $0.2 million increase in foreign currency transaction and translation gains.
The increase in interest and dividend income in the first quarter of 2022 compared to the same period in 2021 primarily was due to higher interest and dividend income from investments as well as interest income from a Korean tax litigation settlement. The increase in net gains on investments primarily consisted of $2.1 million increase in net unrealized gains on equity investments, a $1.0 million increase in net realized gains on equity investments and a $0.4 million increase in net realized gains on investment in corporate bonds. These increases were partially offset by a $2.7 million in net unrealized losses on derivative instruments.

Provision For Income Taxes
A summary of provision for income taxes and effective tax rates for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Income before provision for income taxes	$5,637	$2,177
Provision for income taxes	561	141	(420)	298%
Effective tax rate	10.0%	6.5%

Provision for income taxes for the three months ended March 31, 2022 and 2021 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to maintain a full valuation allowance against all of our federal and state deferred tax assets in the United States as well as federal tax assets in Canada. As a result, no benefit for losses generated from our U.S. territory was included in the calculation of the effective tax rate, which was the main reason for the difference between the statutory tax rate and actual effective tax rate. The year-over-year change in provision for income taxes resulted primarily from the change in income from continuing operations across various tax jurisdictions.

We continue to maintain a valuation allowance of $27.3 million against certain of our deferred tax assets, including all federal, state and certain foreign deferred tax assets in the United States and Canada as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. As of March 31, 2022, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $6.3 million and applicable interest of $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $1.3 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Liquidity and Capital Resources
Our cash equivalents and marketable equity securities consist primarily of money-market funds, investment in equity marketable securities (including mutual funds). All marketable equity securities are stated at market value. Realized gains and losses on marketable equity securities and marketable debt securities are recorded in Other income (expense), net on the Condensed Consolidated Statements of Income and Other Comprehensive Income. Unrealized gains and losses on marketable equity securities (including mutual funds) are reported as Other income (expense), net on our Condensed Consolidated Statement of Income and Other Comprehensive Income. Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets.
Cash, cash equivalents and short-term investments
As of March 31, 2022, our cash, cash equivalents, and short-term investments totaled $146.5 million, an increase of $8.6 million from $137.9 million on December 31, 2021.

A summary of select cash flow information for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31.
	2022	2021
Net cash provided by operating activities	$11,038	$4,410
Net cash provided by (used in) investing activities	$4,833	$(57)
Net cash provided by (used in) financing activities	$(4,403)	$38,749

Cash provided by operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.
Net cash provided by operating activities was $11.0 million in the first quarter of 2022, a $6.6 million increase compared to the same period in 2021. This cash increase was primarily attributable to a $3.0 million increase in net income and a $3.9 million increase due to changes in net operating assets and liabilities partially offset by a $0.3 million decrease resulting from changes in non-cash items.
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
Net cash provided by investing activities during the first quarter of 2022 was $4.8 million primarily consisting of $46.7 million in proceeds from selling marketable securities and derivative instruments partially offset by $41.9 million in cash used to purchase marketable securities and in the settlement of derivative instruments.
Net cash used in investing activities during the first quarter of 2021 was $0.1 million consisting of property and equipment purchases.
Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.
Net cash used by financing activities during the first quarter of 2022 was $4.4 million primarily consisting of cash paid for stock repurchases.
Net cash provided by financing activities during the first quarter of 2021 was $38.7 million primarily consisting of $35.9 million of net proceeds from common stock issuances and $2.8 million cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan.
Total cash, cash equivalents, and marketable equity securities were $146.5 million as of March 31, 2022 of which approximately 32%, or $46.4 million, was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
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
In the first quarter of 2022, we repurchased approximately 34,282 shares of our common stock for $0.2 million at an average cost of $4.89 per share. As of March 31, 2022, we have $29.8 million available for repurchase under the stock repurchase program.
At March 31, 2022, we had a liability for unrecognized tax benefits totaling $0.3 million, none of which could be payable in cash.
We did not have any other significant non-cancellable purchase commitments as of March 31, 2022.
We anticipate that capital expenditures for property and equipment for the remainder of 2022 will be less than $1.0 million.
While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions in 2022 and beyond, as of May 13, 2022, the date of this Quarterly Report on Form 10-Q, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months and beyond.

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, marketable securities and derivative instruments, income taxes and contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 13, 2022 the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022, for a complete discussion of our critical accounting policies and estimates. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of our financial condition and operating results require the management to make judgments, assumptions and estimates that affect the amounts reported. See Note 1. Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein, which describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recent Accounting Pronouncements
See Note 1 Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

Item 4.  Control and Procedures

Based on their evaluation as of March 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On December 1, 2021, the Korean tax authorities submitted its brief to the Korea Supreme Court challenging the cancellation by the Korea High Court of a portion of the withholding tax imposed by the Korean tax authorities. On December 3, 2021, we submitted our own brief to the Korea Supreme Court providing arguments in support of our position that Immersion Software Ireland Limited has sufficient economic substance to be considered the beneficial owner of the royalties paid by Samsung to Immersion Software Ireland Limited. Such brief also provided arguments challenging the calculation of the imposed withholding tax upheld by the Korea High Court. On December 20, the Korean tax authorities filed a rebuttal brief relating to our brief filed on December 3, 2021. On December 29, 2021, we filed our rebuttal brief relating to the Korean tax authorities’ brief filed on December 1, 2021. On February 24, 2022, the Korea Supreme Court issued a decision affirming the rulings of the Korea High Court. We believe that any impairment in the Long-term deposits associated with the rulings of the Korea High Court is appropriately reflected in the Condensed Consolidated Balance Sheets.
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

As a result of the Korea Supreme Court decision described above, we were reimbursed by Samsung in an amount equal to KRW 6,088,855,388 (approximately $5.0 million) representing Korea national-level taxes, penalties and interest that was canceled by the Korea Supreme Court. We expect to be reimbursed an additional KRW 608,885,000 (approximately $0.5 million) representing local-level taxes, penalties and interest that was canceled by the Korea Supreme Court.
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
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing occurred on September 13, 2021. An eleventh hearing occurred on November 15, 2021. A twelfth hearing occurred on December 23, 2021. The Court had indicated that it expected to render a decision on this matter by the end of February 2022. However, due to a reshuffling of judges, another hearing, which was originally scheduled for April 14, 2022 is currently scheduled for July 7, 2022, at which time we believe we will have a better indication as to when the Court will render a decision on this matter.

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in some or all of the claims from the Korean tax authorities. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Condensed Consolidated Statements of Income and Comprehensive Income. In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded in Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment in the Long-term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for a which we recorded a Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.
We cannot predict the ultimate outcome of the above-mentioned actions that are pending, and we are unable to estimate any potential liability we may incur. Please also refer to our disclosures in Note 5. Contingencies of the Note to the Condensed Consolidated Financial Statements.
Immersion Software Ireland Limited v. Marquardt GMBH
On August 3, 2021, we filed an arbitration demand with the American Arbitration Association (the “AAA”) against Marquardt GmbH (“Marquardt”), one of our licensees in the automotive market. The arbitration demand arises out of that certain Amended and Restated Patent License Agreement (the “Marquardt License”), effective as of January 1, 2018, between us as licensor and Marquardt, as licensee. Pursuant to the arbitration demand, we are demanding that Marquardt cure its breach of the Marquardt License and pay all royalties currently owed under the Marquardt License. The last royalty report we have received from Marquardt was for the third quarter of calendar year 2020 in which Marquardt reported approximately $0.5 million in royalties but did not pay such royalties. Further, since that date, we have not received any other royalty reports or royalty payments from Marquardt. License expires by its terms on December 31, 2023. As a result of Marquardt’s breach of the Marquardt License, per unit royalties relating to past royalty periods, and applicable interest fees are currently past due.

Pursuant to the terms of the Marquardt License, we requested arbitration by a single arbitrator in Madison County, New York. On August 9, 2021, the AAA confirmed receipt of our arbitration demand dated August 3, 2021. On August 13, 2021, the AAA conducted an administrative conference call to discuss communications, mediation, tribunal appointment, place of arbitration, and other administrative topics. On September 15, 2021, Marquardt filed an answer to our arbitration demand with the AAA, in which Marquardt provided general denials of our claims and asserted a counterclaim for approximately $138,000 in royalties previously paid to us under the Marquardt License. On September 30, 2021, we filed an answer to Marquardt’s counterclaim in which we denied the allegations set forth in Marquardt’s counterclaim. A preliminary hearing occurred on December 6, 2021, during which the parties agreed to explore mediation and the arbitrator set forth a schedule relating to the arbitration. A mediation session occurred during the period of March 14-16, 2022. At the mediation, we entered into a binding settlement term sheet with Marquardt pursuant to which we agreed to cause our arbitration demand to be dismissed. In exchange, Marquardt agreed to the prepayment of certain royalties otherwise payable under the Marquardt License. Additionally on April 4, 2022, we entered into an amendment to the Marquardt License to reflect such payment and other related terms.

Item 1A.   Risk Factors

There have been no material changes to the risk factors disclosed in Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Agreement

On February 14, 2022, we entered into a Common Stock Repurchase Agreement (the “Agreement”) with Invenomic Capital Management LP. (“Invenomic”). Pursuant to the Agreement, we purchased 904,499 shares of our common stock from Invenomic at $4.725 per share, or an aggregate purchase price of $4.3 million. For additional information, please see Note 7. Stockholders’ Equity.

Stock Repurchase Program

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

As of March 31, 2022, we have $29.8 million available for repurchase under the stock repurchase program.

Share repurchase activity during the three months ended March 31, 2022 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 to 31, 2022	—		N/A	—	—
February 1 to 28, 2022	904,499	'(2)	$4.725	0	N/A
March 1 to 31,2022	34,282	'(3)	$4.89	34,282	29,800,000

(1) The amounts represent the amount available to repurchase shares under the authorized repurchase program as of March 31, 2022. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares.
(2) Purchased pursuant to the Invenomic Common Stock Repurchase Agreement described above.
(3) Purchased as part of our Stock Repurchase Program described above.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, as adopted on October 31, 2016	8-K	000-27969	3.1	November 4, 2016
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
31.1	*	Certification of Francis Jose, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Francis Jose, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Report Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
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
Date: May 13, 2022

IMMERSION CORPORATION

By	/S/ AARON AKERMAN
Aaron Akerman
Chief Financial Officer