Form 10-Q
period 2022-06-30
IMMERSION CORP
filed 2022-08-15
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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

Number of shares of common stock outstanding at August 5, 2022 was 33,512,873.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$57,390	$51,490
Marketable equity securities	79,476	86,431
Accounts and other receivables	1,923	1,970
Prepaid expenses and other current assets	9,550	13,432
Total current assets	148,339	153,323
Property and equipment, net	376	444
Long-term deposits	4,451	9,658
Marketable debt securities	17,147	7,286
Other assets	3,705	4,809
Total assets	$174,018	$175,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77	$2
Accrued compensation	1,125	555
Deferred revenue	4,649	4,826
Other current liabilities	13,602	11,247
Total current liabilities	19,453	16,630
Long-term deferred revenue	14,334	16,699
Other long-term liabilities	494	896
Total liabilities	34,281	34,225
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital	325,351	323,296
Accumulated other comprehensive income (loss)	(401)	412
Accumulated deficit	(97,423)	(100,680)
Treasury stock	(87,790)	(81,733)
Total stockholders’ equity	139,737	141,295
Total liabilities and stockholders’ equity	$174,018	$175,520

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenues:
Royalty and license	$7,918	$10,881	$15,148	$17,949
Development, services, and other	65	129	143	220
Total revenues	7,983	11,010	15,291	18,169
Costs and expenses:
Cost of revenues	—	41	4	70
Sales and marketing	218	1,194	704	2,300
Research and development	355	1,332	864	2,639
General and administrative	3,304	2,636	6,010	4,860
Total costs and expenses	3,877	5,203	7,582	9,869
Operating income	4,106	5,807	7,709	8,300
Interest and other income (loss), net	(6,099)	40	(4,065)	(276)
Income (loss) before benefit from (provision for) income taxes	(1,993)	5,847	3,644	8,024
Benefit from (provision for) income taxes	174	(506)	(387)	(647)
Net income (loss)	$(1,819)	$5,341	$3,257	$7,377
Basic net income (loss) per share	$(0.05)	$0.17	$0.10	$0.25
Shares used in calculating basic net income (loss) per share	33,616	30,982	33,638	29,787
Diluted net income (loss) per share	$(0.05)	$0.17	$0.10	$0.24
Shares used in calculating diluted net income (loss) per share	33,616	31,247	33,955	30,253
Other comprehensive income, net of tax
Change in unrealized losses on available-for-sale securities	$(1,054)	$—	$(813)	$—
Total other comprehensive loss	(1,054)	—	(813)	—
Total comprehensive income (loss)	$(2,873)	$5,341	$2,444	$7,377

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at March 31, 2022	46,658,734	$324,476	$653	$(95,604)	13,082,214	$(86,175)	$143,350
Net loss	—	—	—	(1,819)	—	—	(1,819)
Unrealized loss on available-for-sale securities, net of taxes	—	—	(1,054)	—	—	—	(1,054)
Stock repurchases	—	—	—	—	281,765	(1,535)	(1,535)
Release of restricted stock units and awards, net of shares withheld	176,258	—	—	—	14,549	(80)	(80)
Shares issued to an employee in lieu of cash compensation	16,517	84	—	—	—	—	84
Stock-based compensation	—	791	—	—	—	—	791
Balances at June 30, 2022	46,851,509	$325,351	$(401)	$(97,423)	13,378,528	$(87,790)	$139,737

	Three Months Ended June 30, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at March 31, 2021	43,020,610	$298,037	$122	$(111,128)	12,143,433	$(81,733)	$105,298
Net income	—	—	—	5,341	—	—	5,341
Exercise of stock options, net of shares withheld for employee taxes	18,750	140	—	—	—	—	140
Release of restricted stock units and awards	213,310	—	—	—	—	—	—
Shares issued in connection with public offering, net of issuance costs	—	(104)	—	—	—	—	(104)
Stock-based compensation		1,051	—	—	—	—	1,051
Balances at June 30, 2021	43,252,670	$299,124	$122	$(105,787)	12,143,433	$(81,733)	$111,726
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2021	46,534,198	$323,296	$412	$(100,680)	12,143,433	$(81,733)	$141,295
Net income				3,257			3,257
Unrealized loss on available-for-sale securities, net of taxes	—	—	(813)	—	—	—	(813)
Stock repurchases					1,220,546	(5,977)	(5,977)
Issuance of stock for ESPP purchase	7,725	34	—	—		—	34
Release of restricted stock units and awards, net of shares withheld for employee taxes	293,069	—	—	—	14,549	(80)	(80)
Shares issued to an employee in lieu of cash compensation	16,517	84	—	—	—	—	84
Shares issued in connection with public offering, net of issuance costs	—	5	—	—	—	—	5
Stock-based compensation		1,932	—	—	—	—	1,932
Balances at June 30, 2022	46,851,509	$325,351	$(401)	$(97,423)	13,378,528	$(87,790)	139,737

	Six Months Ended June 30, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2020	39,161,214	$258,756	$122	$(113,164)	12,143,433	$(81,733)	$63,981
Net income	—	—	—	7,377	—	—	7,377
Exercise of stock options, net of shares withheld for employee taxes	325,737	2,864	—	—	—	—	2,864
Issuance of stock for ESPP purchase	15,543	89	—	—	—	—	89
Release of restricted stock units and awards	440,365	—	—	—	—	—	—
Shares issued in connection with public offering, net of issuance costs	3,309,811	35,833	—	—	—	—	35,833
Stock-based compensation		1,582	—	—	—	—	1,582
Balances at June 30, 2021	43,252,670	$299,124	$122	$(105,787)	12,143,433	$(81,733)	111,726
See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$3,257	$7,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	389
Stock-based compensation	1,932	1,582
Net loss on investment in marketable securities	3,644	—
Net loss on derivative instruments	2,728	—
Deferred income taxes	(124)	280
Foreign currency remeasurement gains	139	32
Shares issued to an employee in lieu of cash compensation	84	—
Other	5	45
Changes in operating assets and liabilities:
Accounts and other receivables	47	(694)
Prepaid expenses and other current assets	3,882	667
Long-term deposits	5,072	(60)
Other assets	997	1,408
Accounts payable	74	(7)
Accrued compensation	570	640
Other current liabilities	(872)	610
Deferred revenue	(2,542)	(2,476)
Other long-term liabilities	(675)	(739)
Net cash provided by operating activities	18,639	9,054
Cash flows provided by (used in) investing activities:
Purchases of marketable securities	(71,959)	—
Proceeds from sale or maturities of marketable securities and other investments	64,876	—
Proceeds from sale of derivative instruments	9,272	—
Payments for settlement of derivative instruments	(8,903)	—
Purchases of property and equipment	(8)	(88)
Net cash used in investing activities	(6,722)	(88)
Cash flows provided by (used in) financing activities:
Payment for purchases of treasury stock	(6,056)	—
Proceeds from issuance of common stock, net of issuance costs	5	35,833
Proceeds from issuance of common stock under employee stock purchase plan	34	89
Proceeds from stock options exercises	—	2,864
Net cash provided by (used in) financing activities	(6,017)	38,786
Net increase in cash and cash equivalents	5,900	47,752
Cash and cash equivalents:
Beginning of period	51,490	59,522
End of period	$57,390	$107,274

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$647	$13
Supplemental disclosure of non-cash investing, and financing activities:
Release of restricted stock units and awards under company stock plan	$1,557	$4,016
Leased assets obtained in exchange for new operating lease liabilities	$120	$—

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

Impact of COVID-19

The outbreak of a novel strain of coronavirus ("COVID-19") caused governments and public health officials around the world to implementing stringent measures to help control the spread of the virus. In response to the COVID-19 pandemic, we implemented work-from-home and restricted travel policies in the first quarter of 2020, which have remained in place.

In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During the six months ended June 30, 2021 we recognized $0.2 million in government subsidies as a reduction to operating expenses in the Condensed Consolidated Statements of Operation and Comprehensive Income (Loss). We did not recognize for any government subsidy during the six months ended June 30, 2022.

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

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of the condensed consolidated financial statements. Significant estimates include revenue recognition, fair value of financial instruments, useful lives of property and equipment, valuation of income taxes including uncertain tax provisions, stock-based compensation and long-term deposits for withholding taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

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

2. REVENUE RECOGNITION
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Fixed fee license revenue	$1,246	$1,824	$2,991	$3,099
Per-unit royalty revenue	6,672	9,057	12,157	14,850
Total royalty and license revenue	7,918	10,881	15,148	17,949
Development, services, and other revenue	65	129	143	220
Total revenues	$7,983	$11,010	$15,291	$18,169

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

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. In the three months ended June 30, 2022, we recorded adjustments of $0.5 million to increase royalty revenue. We recorded adjustments of $2.0 million to increase royalty revenue during the three months ended June 30, 2021.

Contract Assets
As of June 30, 2022, we had contract assets of $8.5 million included within Prepaid expenses and other current assets, and $0.8 million included within Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2021, we had contract assets of $12.4 million included within Prepaid expenses and other current assets, and $1.7 million included within Other assets on the Condensed Consolidated Balance Sheets.
Contract assets decreased by $4.9 million from January 1, 2022 to June 30, 2022, primarily due to actual royalties billed and the reduction in contact assets balance following our settlement agreement with Marquardt GmbH.

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
Based on contracts signed and payments received as of June 30, 2022, we expect to recognize $19.0 million in revenue related to Performance Obligation B under our fixed fee license agreements, which are satisfied over time, including $11.7 million over one to three years and $7.3 million over more than three years.

3.  INVESTMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
We invest surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal.
Our investments in marketable debt securities are classified and accounted for as available-for-sale. The marketable debt securities are classified either short-term or long-term based on each instrument’s underlying contractual maturity date. As of June 30, 2022 and December 31, 2021, we reported $17.1 million and $7.3 million of investments in debt securities as Marketable debt securities on our Condensed Consolidated Balance Sheets, respectively, as management intends to hold these investment for more than 12 months from the reporting date. We may sell certain marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
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

Marketable securities as of June 30, 2022 and December 31, 2021 consisted of following (in thousands):

	June 30, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$40,297	$—	$(2,990)	$37,307
Corporate bonds	17,670	—	(523)	17,147
Equity securities	45,633	1,335	(4,799)	42,169
	$103,600	$1,335	$(8,312)	$96,623

	December 31, 2021
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$50,000	$—	$(338)	$49,662
Corporate bonds	6,996	290	—	7,286
Equity securities	38,100	—	(1,331)	36,769
	$95,096	$290	$(1,669)	$93,717

As of June 30, 2022 and December 31, 2021, marketable securities are classified and reported on our Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30, 2022
	Marketable Equity Securities	Marketable Debt Securities	Total
Mutual funds	$37,307	$—	$37,307
Equity securities	42,169	—	42,169
Corporate bonds	—	17,147	17,147
	$79,476	$17,147	$96,623

	December 31, 2021
	Marketable Equity Securities	Marketable Debt Securities	Total
Mutual funds	$49,662	$—	$49,662
Equity securities	36,769	—	36,769
Corporate bonds	—	7,286	7,286
	$86,431	$7,286	$93,717

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of June 30, 2022 (in thousands) are as follows:

	June 30, 2022
	Amortized Cost	Fair Value
Less than 1 year	$—	$—
1 to 5 years	9,158	9,217
More than 5 years	8,512	7,930
Total	$17,670	$17,147
Derivative Financial Instruments
We invest in derivatives that are not designated as hedging instruments and which consist of call and put options. When we sell call and put options, the premium received is reported as Other current liabilities on our Condensed Consolidated Balance Sheets. When we purchase put or call options, the premium paid is reported as Other current liabilities on our Condensed Consolidated Balance Sheets. The carrying value of these options are adjusted to the fair value at the end of each reporting period until the options expire. Gains and losses recognized from the periodic adjustments to fair value are recognized as Interest and other income, on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Our derivative instruments which consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$4,863	$4,501	$9,364
	$4,863	$4,501	$9,364

	December 31, 2021
	Cost	Unrealized Gains	Fair Value
Derivative instruments	$6,370	$(103)	$6,267
	$6,370	$(103)	$6,267

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net unrealized losses recognized on marketable equity securities	$(6,923)	$—	$(4,784)	$—
Net realized gains (losses) recognized on marketable equity securities	(254)	—	772	—
Net unrealized losses recognized on derivative instruments	(1,943)	—	(4,603)	—
Net realized gains recognized on derivative instruments	2,009	—	1,875	—
Net realized gains recognized on marketable debt securities	—	—	368	—
Total net losses recognized in interest and other income (loss), net	$(7,111)	$—	$(6,372)	$—

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
Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of June 30, 2022 and December 31, 2021.
Financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 2021 are classified based on the valuation technique in the table below (in thousands):

	June 30, 2022
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Mutual funds	$37,307	$—	$—	$37,307
Equity securities	42,169	—	—	42,169
Corporate bonds	—	17,147	—	17,147
Total assets at fair value	$79,476	$17,147	$—	$96,623

Liabilities
Derivative instruments	$—	$9,364	$—	$9,364
Total liabilities at fair value	$—	$9,364	$—	$9,364

	December 31, 2021
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Mutual funds	$49,662	$—	$—	49,662
Equity securities	36,769	—	—	36,769
Corporate bonds	—	7,286	—	7,286
Total assets at fair value	$86,431	$7,286	$—	$93,717

Liabilities
Derivative instruments	$—	$6,267	$—	$6,267
Total liabilities at fair value	$—	$6,267	$—	$6,267

4.   BALANCE SHEETS DETAILS
Cash and Cash Equivalents
Cash and cash equivalents were as follow (in thousands):

	June 30, 2022	December 31, 2021
Cash	$37,390	$51,490
Money market funds	20,000	—
Cash and cash equivalents	$57,390	$51,490
Accounts and Other Receivables
Accounts and other receivables were as follows (in thousands):

	June 30, 2022	December 31, 2021
Trade accounts receivables	$1,266	$1,235
Other receivables	657	735
Accounts and other receivables	$1,923	$1,970
Allowance for credit losses as of June 30, 2022 and December 31, 2021 were not material.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$835	$798
Contract assets - current	8,524	12,448
Other current assets	191	186
Prepaid expenses and other current assets	$9,550	$13,432
Other Assets
Other assets are as follows (in thousands):

	June 30, 2022	December 31, 2021
Contract assets - long-term	$777	$1,746
Lease right-of-use assets	679	912
Deferred tax assets	2,240	2,115
Other assets	9	36
Total other assets	$3,705	$4,809
Other Current Liabilities
Other current liabilities are as follows (in thousands):

	June 30, 2022	December 31, 2021
Derivative instruments	$9,364	$6,267
Lease liabilities - current	969	1,098
Other current liabilities	3,269	3,882
Total other current liabilities	$13,602	$11,247

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

In the fourth quarter of 2021, we recorded an impairment charge of $1.4 million related to long-term deposits paid to Samsung. In March 2022, as a result of the Korea Supreme Court decision described above, we were reimbursed by Samsung in an amount equal to KRW6,088,855,388 (approximately $5 million) representing Korea national-level taxes, penalties and interest that were canceled by the Korea Supreme Court, which amount is net of $1.3 million of the impairment charge previously recorded in the fourth quarter of 2021. We were also reimbursed an additional KRW608,885,000 (approximately $0.5 million) representing local-level taxes, penalties and interest that were canceled by the Korea Supreme Court, which amount is net of $0.1 million of the impairment charge previously recorded in the fourth quarter of 2021.
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
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing occurred on September 13, 2021. An eleventh hearing occurred on November 15, 2021. A twelfth hearing occurred on December 23, 2021. The Court had indicated that it expected to render a decision on this matter by the end of February 2022. However, due to a reshuffling of judges, another hearing, which was originally scheduled for April 14, 2022 occurred on July 7, 2022. A thirteenth hearing is scheduled for October 27, 2022. The Court has indicated that it expects to render a decision on this matter by December 31, 2022.

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Condensed Consolidated Statements of Operation and Comprehensive Income (Loss) in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long-term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for a which we recorded in Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.
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

Pursuant to the terms of the Marquardt License, we requested arbitration by a single arbitrator in Madison County, New York. On August 9, 2021, the AAA confirmed receipt of our arbitration demand dated August 3, 2021. On August 13, 2021, the AAA conducted an administrative conference call to discuss communications, mediation, tribunal appointment, place of arbitration, and other administrative topics. On September 15, 2021, Marquardt filed an answer to our arbitration demand with the AAA, in which Marquardt provided general denials of our claims and asserted a counterclaim for approximately $138,000 in royalties previously paid to us under the Marquardt License. On September 30, 2021, we filed an answer to Marquardt’s counterclaim in which we denied the allegations set forth in Marquardt’s counterclaim. A preliminary hearing occurred on December 6, 2021, during which the parties agreed to explore mediation and the arbitrator set forth a schedule relating to the arbitration. A mediation session occurred during the period of March 14-16, 2022. At the mediation, we entered into a binding settlement term sheet with Marquardt pursuant to which we agreed to cause our arbitration demand to be dismissed. In exchange, Marquardt agreed to the prepayment of certain royalties otherwise payable under the Marquardt License. Additionally on April 4, 2022, we entered into an amendment to the Marquardt License to reflect such payment and other related terms. On May 20, 2022, the parties submitted a stipulation of dismissal to the AAA dismissing with prejudice all claims brought by us against Marquardt in the arbitration.

Immersion Corporation vs. Meta Platforms, Inc., f/k/a Facebook, Inc.

On May 26, 2022, we filed a complaint against Meta Platforms, Inc. (formerly known as Facebook, Inc.) (“Meta”) in the United States District Court for the Western District of Texas. The complaint alleges that Meta’s augmented and virtual reality (“AR/VR”) systems, including the Meta Quest 2, infringe six of our patents that cover various uses of haptic effects in connection with such AR/VR systems. We are seeking to enjoin Meta from further infringement and to recover a reasonable royalty for such infringement.

The complaint against Meta asserts infringement of the following patents:

•U.S. Patent No. 8,469,806: “System and method for providing complex haptic stimulation during input of control gestures, and relating to control of virtual equipment”
•U.S. Patent No. 8,896,524: “Context-dependent haptic confirmation system”
•U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”
•U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”
•U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”
•U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

Meta responded to our complaint on August 1, 2022.

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

A summary of our equity incentive program as of June 30, 2022 is as follows (in thousands):

Common stock shares available for grant	1,873
Stock options outstanding	172
RSUs outstanding	592
RSAs outstanding	119
PSUs outstanding	618

Time-Based Stock Options
The following summarizes activities for the time-based stock options for the six months ended June 30, 2022:

	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	242	$8.04	4.44	$—
Granted	—	—
Exercised	—	—
Canceled or expired	(70)	7.27
Outstanding as of June 30, 2022	172	$8.35	4.21	$—
Vested and expected to vest at June 30, 2022	163	$4.62	3.68	$—
Exercisable at June 30, 2022	116	$8.50	4.05	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of our common stock for the options that were in-the-money.
We did not grant stock options during the first six months of 2022.
Restricted Stock Units
The following summarizes RSU activities for the six months ended June 30, 2022:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	224	$6.66	0.56	$1,280
Granted	600	4.78
Released	(171)	6.22
Forfeited	(61)	5.91
Outstanding at June 30, 2022	592	$4.94	1.20	$3,163
The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards
The following summarizes RSA activities for the six months ended June 30, 2022:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2021	—	$—	0.00
Granted	233	5.13
Released	(114)	4.78
Forfeited	—	—
Outstanding at June 30, 2022	119	$5.47	0.90

Market Condition-Based Restricted Stock Units
In the first quarter of 2022, we granted 600,000 shares of PSUs to members of our management team. Each PSU represents the right to one share of our common stock with vesting subject to: (a) the achievement of specified levels of the volume weighted average closing prices of our common stock during any 100 day-period between January 1, 2022 and January 1, 2027, subject to certification by the Compensation Committee (“Performance Milestones”); and (b) continued employment with us through the later of each achievement date or service vesting date, which occurs over a three (3) year period commencing on January 1, 2022.
The following summarizes PSU activities for the six months ended June 30, 2022:

	Number of Market Condition-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2021	67	$6.20	1.49
Granted	600	3.63
Released	(8)	6.20
Forfeited	(41)	6.20
Outstanding at June 30, 2022	618	$3.71	1.37

The assumptions used to value market condition-based restricted stock units granted during the first half of 2022 under our equity incentive program are as follows:

Six Months Ended June 30, 2022
Expected life (in years)	1.2
Volatility	52%
Interest rate	1.0%
Dividend yield	—
Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the six months ended June 30, 2022, 7,725 shares were purchased under the ESPP. As of June 30, 2022, 198,123 shares were available for future purchase under the ESPP.
Stock-based Compensation Expense
Valuation and amortization methods
Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and ESPP for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$52	$179	$15	$194
RSUs, RSAs and PSUs	734	852	1,915	1,349
ESPP	5	20	2	39
Total	$791	$1,051	$1,932	$1,582

Sales and marketing	$(99)	$313	$(2)	$537
Research and development	(23)	217	81	535
General and administrative	913	521	1,853	510
Total	$791	$1,051	$1,932	$1,582

As of June 30, 2022, there was $4.5 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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
Stock Repurchase Program

On February 23, 2022, our Board of Directors approved a stock repurchase program of up to $30.0 million of our common stock for a period of up to twelve months. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The stock repurchase program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.
In the three months ended June 30, 2022, we repurchased 281,765 shares of our common stock for $1.5 million at an average cost of $5.43 per share. In the six months ended June 30, 2022, we repurchased 316,047 shares of our common stock for $1.7 million at an average cost of $5.37 per share. As of June 30, 2022, we have $28.3 million available for repurchase under the stock repurchase program.

8. INCOME TAXES
Provision for (benefit from) income taxes the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) before benefit from (provision for) income taxes	$(1,993)	$5,847	$3,644	$8,024
Benefit from (provision for) income taxes	174	(506)	(387)	(647)
Effective tax rate	(8.7)%	(8.7)%	(10.6)%	(8.1)%

Benefit from (provision for) income taxes for the three months ended June 30, 2022 and 2021 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the six months ended June 30, 2022 and 2021 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We continue to maintain a full valuation allowance against all of our federal and state deferred tax assets in the United States as well as federal tax assets in Canada.

As of June 30, 2022, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $6.3 million and applicable interest of $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $1.3 million. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of June 30, 2022, we had net deferred income tax assets of $2.0 million and deferred income tax liabilities of $0.2 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2002 through the current period. The examination by the Internal Revenue Services for tax year 2018 was completed in this quarter without any change.

We maintain a valuation allowance against certain of our deferred tax assets, including all federal, state, and certain foreign deferred tax assets because of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. If we determine the deferred tax assets are realizable based on our assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made.

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
The following is a reconciliation of the denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Denominator:
Weighted-average shares outstanding, basic	33,616	30,982	33,638	29,787
Shares related to outstanding options, unvested RSUs, RSAs, PSUs and ESPP	—	265	317	466
Weighted average shares outstanding, diluted	33,616	31,247	33,955	30,253
We include market condition-based performance restricted stock units in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the three and six months ended June 30, 2022 and 2021, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	210	490	224	115
Restricted stock units, restricted stock awards and market condition-based restricted stock units	17	—	35	—
Total	227	490	259	115

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
Below is a summary of our ROU assets and lease liabilities (in thousands):

	Balance Sheets Classification	June 30, 2022	December 31, 2021
Assets
Right-of-use assets	Other assets	$679	$912
Liabilities
Operating lease liabilities - current	Other current liabilities	969	1,098
Operating lease liabilities - long-term	Other long-term liabilities	148	550
Total lease liabilities		$1,117	$1,648

The table below provides supplemental information related to operating leases during the six months ended June 30, 2022 and 2021 (in thousands except for lease term):

	Six Months Ended June 30,
	2022	2021
Cash paid within operating cash flow	$674	$740
Weighted average lease terms (in years)	1.07	1.80
Weighted average discount rates	3.93%	N/A
On June 6, 2022, we entered into a sublease agreement with Innovobot Fund LLP (“Innovobot”) for our facility located in Montreal Canada (the "Montreal Facility"). This sublease commenced on June 8, 2022 and ends on February 27, 2024 which approximates the lease termination date of the original Montreal Facility lease. In accordance with provisions of ASC 842, we treated the sublease as a separate lease as we were not relieved of the primary obligation under the original lease. We continue to account for the original Montreal Facility, as a lessee, in the same manner as prior to the commencement date of the sublease. We accounted for the sublease as a lessor of the lease. We classified the sublease as an operating lease as it did not meet the criteria of a Sale-Type or Direct Financing lease. At the commencement date of the sublease, we recognized initial direct costs of $23,000. These deferred costs will be amortized over the term of the sublease payments.
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
On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. (“Neato”) for the SJ Facility. This sublease commenced in June 2020 and ends on April 30, 2023 which is the lease termination date of the original SJ Facility lease. In accordance with provisions of ASC 842, we treated the sublease as a separate lease as we were not relieved of the primary obligation under the original lease. We continue to account for the original SJ Facility, as a lessee, in the same manner as prior to the commencement date of the sublease. We accounted for the sublease as a lessor of the lease. We classified the sublease as an operating lease as it did not meet the criteria of a Sale-Type or Direct Financing lease. At the commencement date of the sublease, we recognized initial direct costs of $0.3 million. These deferred costs will be amortized over the term of the sublease payments. As of June 30, 2022, unamortized balance of the deferred costs are not material.

We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) over the lease terms. During the three and six months ended June 30, 2022 and 2021, our net operating lease expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$155	$199	$436	$616
Sublease income	(274)	(257)	(532)	(515)
Total lease cost	$(119)	$(58)	$(96)	$101

Minimum future lease payments obligations as of June 30, 2022 are as follows (in thousands):

For the Years Ending December 31,
2022	$589
2023	518
2024	39
Total	$1,146
Future cash receipts from our sublease agreements as of June 30, 2022 are as follows (in thousands):

For the Years Ending December 31,
2022	$649
2023	560
2024	35
Total	$1,244

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “can”, “will”, “places”, “estimates”, and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue trends related thereto, trends related thereto; and the recognition and components thereof; our costs and expenses, including capital expenditures; our investment of surplus funds and sales of marketable debt securities; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans and estimates related to and the impact of current and future litigation and arbitration; our leases, sublease and the timing and income related thereto; and our stock repurchase and equity distribution programs.
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

We have adopted a business model under which we provide technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 1,200 issued or pending patents worldwide as of June 30, 2022. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.

We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

Results of Operations
Overview
Total revenues for the three months ended June 30, 2022 was $8.0 million, a decrease of $3.0 million, or 27%, compared to the same period in 2021. Total revenues for the six months ended June 30, 2022 was $15.3 million, a decrease of $2.9 million, or 16%, compared to the same period in 2021.
Total cost and operating expenses were $3.9 million in the three months ended June 30, 2022, a decrease of $1.3 million, or 25% compared to the same period in 2021. Total cost and operating expenses were $7.6 million in the six months ended June 30, 2022, a decrease of $2.3 million, or 23% compared to the same period in 2021.
In the three months ended June 30, 2022, we had a net loss of $1.8 million compared to a net income of $5.3 million in the three months ended June 30, 2021. In the six months ended June 30, 2022 and 2021 we had net income of $3.3 million and $7.4 million, respectively.
The following table sets forth our Condensed Consolidated Statements of Operations data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Fixed fee license revenue	83%	82%	79%	82%
Per-unit royalty revenue	16	17	20	17
Total royalty and license revenue	99	99	99	99
Development, services, and other	1	1	1	1
Total revenues	100	100	100	100
Costs and expenses:
Cost of revenues	—	—	—	—
Sales and marketing	3	11	5	13
Research and development	4	12	6	15
General and administrative	41	24	39	27
Total costs and expenses	48	47	50	55
Operating income	52	53	50	45
Interest and other income (loss), net	(76)	1	(27)	(1)
Income (loss) before benefit from (provision for) income taxes	(24)	54	23	44
Benefit from (provision for) income taxes	2	(5)	(3)	(3)
Net income (loss)	(22)%	49%	20%	41%

Revenues
Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
A revenue summary for the three months ended June 30, 2022 and 2021 are as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues:
Fixed fee license revenue	$1,246	$1,824	$(578)	(32)%
Per-unit royalty revenue	6,672	9,057	(2,385)	(26)%
Total royalty and license revenue	7,918	10,881	(2,963)	(27)%
Development, services, and other revenue	65	129	(64)	(50)%
Total revenues	$7,983	$11,010	$(3,027)	(27)%
Royalty and license revenue
Fixed fee license revenue decreased $0.6 million or 32% in in the second quarter of 2022 compared to the same period in 2021 due to a $0.6 million decrease in automotive license revenue.
Per-unit royalty revenue decreased by $2.4 million, or 26%, in the second quarter of 2022 compared to the same period in 2021, primarily caused by a $2.1 million decrease in royalties from mobility licensees and a $0.6 million decrease in royalties from automotive licensees and a $0.4 million decrease in royalties from gaming licensees. These decreases were partially offset by a $0.8 million increase in royalties from other licensees.
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
Geographically, revenues generated in Asia, North America and Europe for the three months ended June 30, 2022 represented 80%, 13%, and 7%, respectively, of our total revenue as compared to 84%, 8%, and 8%, respectively, for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
A revenue summary for the three months ended June 30, 2022 and 2021 are as follows (in thousands, except for percentages):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues:
Fixed fee license revenue	$2,991	$3,099	$(108)	(3)%
Per-unit royalty revenue	12,157	14,850	(2,693)	(18)%
Total royalty and license revenue	15,148	17,949	(2,801)	(16)%
Development, services, and other revenue	143	220	(77)	(35)%
Total revenues	$15,291	$18,169	$(2,878)	(16)%
Royalty and license revenue
Fixed fee license revenue was relatively flat in the first half of 2022 compared to the same period in 2021.
Per-unit royalty revenue decreased by $2.7 million, or 18%, in the first half of 2022 compared to the same period in 2021, primarily caused by a $2.5 million decrease in royalties from mobility licensees and a $0.8 million decrease royalties from automotive licensees partially offset by a $0.8 million increase in royalties from other licensees.
Geographically, revenues generated in Asia, North America and Europe for the six months ended June 30, 2022 represented 78%, 15%, and 8%, respectively, of our total revenue as compared to 80%, 12%, and 8%, respectively, for the six months ended June 30, 2021.
Operating Expenses
A summary of operating expenses for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Sales and marketing	$218	$1,194	$(976)	(82)%
Research and development	355	1,332	(977)	(73)%
General and administrative	3,304	2,636	668	25%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Sales and marketing	$704	$2,300	$(1,596)	(69)%
Research and development	864	2,639	(1,775)	(67)%
General and administrative	6,010	4,860	1,150	24%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, including stock-based compensation; sales commissions; advertising; collateral marketing materials; market development funds; travel; and allocated facilities costs.
Sales and marketing expenses decreased $1.0 million, or 82% and $1.6 million, or 69%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decreases in Sales and Marketing expenses were primarily attributable to decreases in compensation, benefits and other personnel related costs due to lower headcount and decreases in stock-based compensation expense.
Research and Development - Our research and development expenses primarily consisted of employee compensation and benefits, including stock-based compensation; outside services and consulting fees; tooling and supplies; and allocated facilities costs.
Research and development expenses decreased $1.0 million, or 73% and $1.8 million, or 67%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decreases in Research and Development costs were primarily attributable to decreases in compensation, benefits and other personnel related costs due to lower headcount and decreases in stock-based compensation expense.
General and Administrative - Our general and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal other professional fees; external legal costs for patents; office expense; travel; and allocated facilities costs.
General and administrative expenses increased $0.7 million, or 25%, in the second quarter of 2022 as compared to the same period in 2021 primarily due to a $0.6 million increase in compensation, benefits and other personnel related costs.
General and administrative expenses increased $1.2 million, or 24%, in the first half of 2022 as compared to the same period in 2021 primarily due to a $1.7 million increase in compensation, benefits and other personnel related costs, a $0.2 million increase in Annual Stockholders' Meeting related costs partially offset by a $0.3 million decrease in legal costs.
The increases in compensation, benefits and other personnel related costs were driven by increases in stock-based compensation expense and higher variable compensation the three and six months ended June 30, 2022 compared to the same periods in 2021. The decrease in legal expense in the six months ended June 30, 2022 compared to the same period in 2021was primarily attributable to reduced activities, as well as a decrease in patent maintenance and prosecution costs.

We may be required to engage in litigation to protect our IP, in which case our general and administrative expenses could substantially increase reflecting such litigation costs.

Interest and Other Income (Loss)

Interest and Other Income (loss) - Interest and other income consists primarily of interest and dividend income from cash and cash equivalents and marketable debt and equity securities, short-term investments realized and unrealized gains (losses) on our marketable equity securities and derivative instruments and realized gains (losses) on our marketable debt securities.
Interest and other income (loss) decreased $6.1 million during the three months ended June 30, 2022 compared to the same period in 2021 primarily driven by a $7.1 million net loss on marketable securities partially offset by a $1.2 million increase in interest and dividend income.
The net loss on marketable securities for the three months ended June 30, 2022 primarily consisted of $6.9 million in unrealized losses on marketable equity securities and $1.9 million unrealized loss on derivative instruments.
Interest and other income (loss) decreased $3.8 million during the six months ended June 30, 2022 compared to the same period in 2021 primarily driven by a $6.4 million net loss on marketable securities partially offset by a $2.7 million increase in interest and dividend income.
The net loss on marketable securities for the six months ended June 30, 2022 largely consisted of $4.8 million in unrealized loss on marketable equity securities, a $4.6 million net unrealized loss on derivative instruments partially offset by $1.9 million realized in realized gains from derivative instruments and $0.8 million in realized gains from marketable equity securities.
The increase in interest and dividend income in the three and six months ended June 30, 2022 compared to the same periods in 2021 was largely attributable to higher interest and dividend income from investments as well as interest income from a Korean tax litigation settlement.

Benefit From (Provision For) Income Taxes
A summary of benefit from (provision for) income taxes and effective tax rates for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Income (loss) before benefit from (provision for) income taxes	$(1,993)	$5,847
Benefit from (provision for) income taxes	174	(506)	680	(134)%
Effective tax rate	(8.7)%	(8.7)%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Income before provision for income taxes	$3,644	$8,024
Provision for income taxes	(387)	(647)	260	(40)%
Effective tax rate	(10.6)%	(8.1)%

Benefit from (provision for) income taxes for the three months ended June 30, 2022 and 2021 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the six months ended June 30, 2022 and 2021 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate.

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

We continue to maintain a valuation allowance of against certain of our deferred tax assets, including all federal, state and certain foreign deferred tax assets in the United States and Canada as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. As of June 30, 2022, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $6.3 million and applicable interest of $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $1.3 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Liquidity and Capital Resources
Our cash equivalents and marketable equity securities consist primarily of money-market funds, investment in equity marketable securities (including mutual funds). All marketable equity securities are stated at market value. Realized gains and losses on marketable equity securities and marketable debt securities are recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Unrealized gains and losses on marketable equity securities (including mutual funds) are reported as Other income (expense), net on our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets.

Cash, cash equivalents and short-term investments - As of June 30, 2022, our cash, cash equivalents, and short-term investments totaled $136.9 million, a decrease of $1.1 million from $137.9 million on December 31, 2021.
A summary of select cash flow information for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$18,639	$9,054
Net cash used in investing activities	$(6,722)	$(88)
Net cash provided by (used in) financing activities	$(6,017)	$38,786
Cash provided by operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.
Net cash provided by operating activities was $18.6 million in the first half of 2022, a $9.6 million increase compared to the same period in 2021. This cash increase was primarily attributable to a $7.2 million increase from changes in net operating assets and a $6.4 million increase from changes in non-cash items partially offset by a $4.1 million decrease in net income.
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
Net cash used in investing activities during the first half of 2022 was $6.7 million primarily consisting of $80.9 million in cash used to purchase marketable securities and in the settlement of derivative instrument partially offset by $74.1 million in proceeds from selling marketable securities and derivatives.
Net cash used in investing activities during the first half of 2021 was $0.1 million consisting of property and equipment purchases.
Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.
Net cash used by financing activities during the first half of 2022 was $6.0 million primarily consisting of cash paid for stock repurchases.
Net cash provided by financing activities during the first half of 2021 was $38.8 million primarily consisting of $35.8 million of net proceeds from common stock issuances and $3.0 million cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan.
Total cash, cash equivalents, and marketable equity securities were $136.9 million as of June 30, 2022 of which approximately 18%, or $24.8 million, was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
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
In the first half of 2022, we repurchased 316,047 shares of our common stock for $1.7 million at an average cost of $5.37 per share. As of June 30, 2022, we have $28.3 million available for future repurchase under the stock repurchase program.
At June 30, 2022, we had a liability for unrecognized tax benefits totaling $0.2 million, none of which could be payable in cash.
We did not have any other significant non-cancellable purchase commitments as of June 30, 2022.
We anticipate that capital expenditures for property and equipment for the remainder of 2022 will be less than $1.0 million.
While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions in 2022 and beyond, as of August 15, 2022, the date of this Quarterly Report on Form 10-Q, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months and beyond.
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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 15, 2022 the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Item 4.  Control and Procedures

Based on their evaluation as of June 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II
Item 1.  Legal Proceedings
Immersion Corporation vs. Meta Platforms, Inc., f/k/a Facebook, Inc.

On May 26, 2022, we filed a complaint against Meta in the United States District Court for the Western District of Texas. The complaint alleges that Meta’s AR/VR systems, including the Meta Quest 2, infringe six of our patents that cover various uses of haptic effects in connection with such AR/VR systems. We are seeking to enjoin Meta from further infringement and to recover a reasonable royalty for such infringement.

The complaint against Meta asserts infringement of the following patents:

•U.S. Patent No. 8,469,806: “System and method for providing complex haptic stimulation during input of control gestures, and relating to control of virtual equipment”
•U.S. Patent No. 8,896,524: “Context-dependent haptic confirmation system”
•U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”
•U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”
•U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”
•U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

Meta responded to our complaint on August 1, 2022.

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

As a result of the Korea Supreme Court decision described above, we were reimbursed by Samsung in an amount equal to KRW 6,088,855,388 (approximately $5.0 million) representing Korea national-level taxes, penalties and interest that was canceled by the Korea Supreme Court. We were also reimbursed an additional KRW 608,885,000 (approximately $0.5 million) representing local-level taxes, penalties and interest that was canceled by the Korea Supreme Court.

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
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing occurred on September 13, 2021. An eleventh hearing occurred on November 15, 2021. A twelfth hearing occurred on December 23, 2021. The Court had indicated that it expected to render a decision on this matter by the end of February 2022. However, due to a reshuffling of judges, another hearing, which was originally scheduled for April 14, 2022 occurred on July 7, 2022. A thirteenth hearing is scheduled for October 27, 2022. The Court has indicated that it expects to render a decision on this matter by December 31, 2022.

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in some or all of the claims from the Korean tax authorities. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Condensed Consolidated Statements of Operations and Comprehensive Income (loss). In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Condensed Consolidated Statements of Operations and Comprehensive Income(loss) in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded in Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment in the Long-term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for a which we recorded a Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.
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

Pursuant to the terms of the Marquardt License, we requested arbitration by a single arbitrator in Madison County, New York. On August 9, 2021, the AAA confirmed receipt of our arbitration demand dated August 3, 2021. On August 13, 2021, the AAA conducted an administrative conference call to discuss communications, mediation, tribunal appointment, place of arbitration, and other administrative topics. On September 15, 2021, Marquardt filed an answer to our arbitration demand with the AAA, in which Marquardt provided general denials of our claims and asserted a counterclaim for approximately $138,000 in royalties previously paid to us under the Marquardt License. On September 30, 2021, we filed an answer to Marquardt’s counterclaim in which we denied the allegations set forth in Marquardt’s counterclaim. A preliminary hearing occurred on December 6, 2021, during which the parties agreed to explore mediation and the arbitrator set forth a schedule relating to the arbitration. A mediation session occurred during the period of March 14-16, 2022. At the mediation, we entered into a binding settlement term sheet with Marquardt pursuant to which we agreed to cause our arbitration demand to be dismissed. In exchange, Marquardt agreed to the prepayment of certain royalties otherwise payable under the Marquardt License. Additionally on April 4, 2022, we entered into an amendment to the Marquardt License to reflect such payment and other related terms. On May 20, 2022, the parties submitted a stipulation of dismissal to the AAA dismissing with prejudice all claims brought by us against Marquardt in the arbitration.

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

As of June 30, 2022, we have $28.3 million available for repurchase under the stock repurchase program.

Share repurchase activity during the three months ended June 30, 2022 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30	—	N/A	—	—
May 1 to May 31, 2022	61,088	5.6799	61,088	29,500,000
June 1 to June 30, 2022	220,677	5.3632	220,677	28,300,000

(1) The amounts represent the amount available to repurchase shares under the authorized repurchase program as of June 30, 2022. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares.

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
** Management Contract

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 15, 2022

IMMERSION CORPORATION

By	/S/ AARON AKERMAN
Aaron Akerman
Chief Financial Officer