Form 10-Q
period 2022-09-30
IMMERSION CORP
filed 2022-11-14
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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

Number of shares of common stock outstanding at November 4, 2022 was 32,308,895.

IMMERSION CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

IMMERSION CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$36,767	$51,490
Investments - current	96,779	86,431
Accounts and other receivables	3,343	1,970
Prepaid expenses and other current assets	7,731	13,432
Total current assets	144,620	153,323
Property and equipment, net	362	444
Investments - noncurrent	18,520	7,286
Long-term deposits	4,425	9,658
Other assets	3,290	4,809
Total assets	$171,217	$175,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14	$2
Accrued compensation	1,270	555
Deferred revenue - current	4,763	4,826
Other current liabilities	7,729	11,247
Total current liabilities	13,776	16,630
Deferred revenue - noncurrent	13,808	16,699
Other long-term liabilities	479	896
Total liabilities	28,063	34,225
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital	326,097	323,296
Accumulated other comprehensive income (loss)	(57)	412
Accumulated deficit	(89,718)	(100,680)
Treasury stock	(93,168)	(81,733)
Total stockholders’ equity	143,154	141,295
Total liabilities and stockholders’ equity	$171,217	$175,520

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Royalty and license	$13,931	$7,068	$29,079	$25,017
Development, services, and other	75	105	218	325
Total revenues	14,006	7,173	29,297	25,342
Costs and expenses:
Cost of revenues	—	8	4	78
Sales and marketing	282	443	986	2,743
Research and development	254	803	1,118	3,442
General and administrative	2,540	2,246	8,550	7,106
Total costs and expenses	3,076	3,500	10,658	13,369
Operating income	10,930	3,673	18,639	11,973
Interest and other income (loss), net	(2,348)	438	(6,413)	162
Income before provision for income taxes	8,582	4,111	12,226	12,135
Provision for income taxes	(877)	(340)	(1,264)	(987)
Net income	$7,705	$3,771	$10,962	$11,148
Basic net income per share	$0.23	$0.12	$0.33	$0.36
Shares used in calculating basic net income per share	33,201	32,474	33,601	30,693
Diluted net income per share	$0.23	$0.12	$0.32	$0.36
Shares used in calculating diluted net income per share	33,682	32,612	34,035	31,065
Other comprehensive income, net of tax
Change in unrealized gains (losses) on available-for-sale securities	$344	$531	$(469)	$531
Total comprehensive income	$8,049	$4,302	$10,493	$11,679

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at June 30, 2022	46,851,509	$325,351	$(401)	$(97,423)	13,378,528	$(87,790)	$139,737
Net income	—	—	—	7,705	—	—	7,705
Unrealized gain on available-for-sale securities, net of taxes	—	—	344	—	—	—	344
Stock repurchases	—	—	—	—	954,247	(5,304)	(5,304)
Release of restricted stock units and awards, net of shares withheld	51,875	—	—	—	13,768	(74)	(74)
Issuance of stock for ESPP purchase	3,691	16	—	—	—	—	16
Stock-based compensation	—	730	—	—	—	—	730
Balances at September 30, 2022	46,907,075	326,097	$(57)	$(89,718)	14,346,543	$(93,168)	$143,154

	Three Months Ended September 30, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at June 30, 2021	43,252,670	$299,124	$122	$(105,787)	12,143,433	$(81,733)	$111,726
Net income	—	—	—	3,771	—	—	3,771
Unrealized gain on available-for-sale securities, net of taxes	—	—	531	—	—	—	531
Issuance of stock for ESPP purchase	9,490	61	—	—	—	—	61
Release of restricted stock units and awards	8,407	—	—	—	—	—	—
Shares issued in connection with public offering, net of issuance costs	1,897,326	14,285	—	—	—	—	14,285
Stock-based compensation	—	415	—	—	—	—	415
Balances at September 30, 2021	45,167,893	$313,885	$653	$(102,016)	12,143,433	$(81,733)	$130,789

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2021	46,534,198	$323,296	$412	$(100,680)	12,143,433	$(81,733)	$141,295
Net income				10,962			10,962
Unrealized loss on available-for-sale securities, net of taxes	—	—	(469)	—	—	—	(469)
Stock repurchases					2,174,793	(11,281)	(11,281)
Issuance of stock for ESPP purchase	11,416	51	—	—		—	51
Release of restricted stock units and awards, net of shares withheld for employee taxes	344,944	—	—	—	28,317	(154)	(154)
Shares issued to an employee in lieu of cash compensation	16,517	84	—	—	—	—	84
Shares issued in connection with public offering, net of issuance costs	—	5	—	—	—	—	5
Stock-based compensation		2,661	—	—	—	—	2,661
Balances at September 30, 2022	46,907,075	$326,097	$(57)	$(89,718)	14,346,543	$(93,168)	143,154

	Nine Months Ended September 30, 2021
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2020	39,161,214	$258,756	$122	$(113,164)	12,143,433	$(81,733)	$63,981
Net income	—	—	—	11,148	—	—	11,148
Unrealized gain on available-for-sale securities	—	—	531	—	—	—	531
Exercise of stock options, net of shares withheld for employee taxes	325,737	2,864	—	—	—	—	2,864
Issuance of stock for ESPP purchase	25,033	150	—	—	—	—	150
Release of restricted stock units and awards	448,772	—	—	—	—	—	—
Shares issued in connection with public offering, net of issuance costs	5,207,137	50,118	—	—	—	—	50,118
Stock-based compensation	—	1,997	—	—	—	—	1,997
Balances at September 30, 2021	45,167,893	$313,885	$653	$(102,016)	12,143,433	$(81,733)	130,789

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$10,962	$11,148
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of property and equipment	95	75
Reduction in carrying value of right of use assets	524	500
Stock-based compensation	2,661	1,997
Net (gain) loss on investment in marketable securities	13,288	(490)
Net (gain) on derivative instruments	(3,393)	—
Foreign currency remeasurement losses	161	612
Shares issued to an employee in lieu of cash compensation	84	—
Shares withheld to cover payroll taxes	(154)	—
Other	(29)	68
Changes in operating assets and liabilities:
Accounts and other receivables	(1,373)	(1,953)
Prepaid expenses and other current assets	5,702	870
Long-term deposits	1,114	33
Other assets	5,084	2,097
Accounts payable	16	(30)
Accrued compensation	715	(272)
Other current liabilities	527	917
Deferred revenue	(2,954)	(3,734)
Other long-term liabilities	(950)	(1,116)
Net cash and cash equivalents provided by operating activities	32,080	10,722
Cash flows provided by (used in) investing activities:
Purchases of marketable securities and other investments	(131,100)	(34,443)
Proceeds from sale or maturities of marketable securities and other investments	95,225	—
Proceeds from sale of derivative instruments	11,170	1,757
Payments for settlement of derivative instruments	(10,844)	—
Purchases of property and equipment	(29)	(89)
Net cash and cash equivalents used in investing activities	(35,578)	(32,775)
Cash flows provided by (used in) financing activities:
Payment for purchases of treasury stock	(11,281)	—
Proceeds from issuance of common stock, net of issuance costs	5	50,118
Proceeds from issuance of common stock under employee stock purchase plan	51	150
Proceeds from stock options exercises	—	2,864
Net cash and cash equivalents provided by (used in) financing activities	(11,225)	53,132
Net increase (decrease) in cash and cash equivalents	(14,723)	31,079
Cash and cash equivalents:
Beginning of period	51,490	59,522
End of period	$36,767	$90,601

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$662	$88
Supplemental disclosure of non-cash investing, and financing activities:
Release of restricted stock units and awards under company stock plan	$1,836	$4,081
Leased assets obtained in exchange for new operating lease liabilities	$120	$—

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

Impact of COVID-19

The outbreak of a novel strain of coronavirus ("COVID-19") caused governments and public health officials around the world to implementing stringent measures to help control the spread of the virus. In response to the COVID-19 pandemic, we implemented work-from-home and restricted travel policies in the first quarter of 2020, but have since lifted our travel restriction and our employees now work both from the office and from home.

In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During the nine months ended September 30, 2021 we recognized $0.3 million in government subsidies as a reduction to operating expenses in the Condensed Consolidated Statements of Income and Comprehensive Income. We did not recognize for any government subsidy during the nine months ended September 30, 2022.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Immersion and our wholly-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. GAAP and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included. Certain prior year amounts have been reclassified to conform with the current year presentation.
Use of Estimates
The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of the condensed consolidated financial statements. Significant estimates include revenue recognition, fair value of financial instruments, useful lives of property and equipment, valuation of income taxes including uncertain tax provisions, stock-based compensation and long-term deposits for withholding taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.
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
Certificates of Deposit
Certificate of deposits are reported at fair value on the Condensed Consolidated Balance Sheets based on their initial and remaining maturity days.

Initial or Remaining Maturity Days	Balance Sheets Classification
90 days or less	Cash and cash equivalents
Between 91 days and 1 year	Investments - current
Greater than 1 year	Investments - noncurrent
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

2. REVENUE RECOGNITION
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed fee license revenue	$7,662	$1,247	$10,653	$4,346
Per-unit royalty revenue	6,269	5,821	18,426	20,671
Total royalty and license revenue	13,931	7,068	29,079	25,017
Development, services, and other revenue	75	105	218	325
Total revenues	$14,006	$7,173	$29,297	$25,342
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
As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. In the three months ended September 30,

2022, we recorded adjustments of $0.2 million to decrease royalty revenue. We recorded adjustments of $0.5 million to decrease royalty revenue during the three months ended September 30, 2021.
Contract Assets
As of September 30, 2022, we had contract assets of $6.9 million included within Prepaid expenses and other current assets, and $0.7 million included within Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2021, we had contract assets of $12.4 million included within Prepaid expenses and other current assets, and $1.7 million included within Other assets on the Condensed Consolidated Balance Sheets.
Contract assets decreased by $6.5 million from January 1, 2022 to September 30, 2022, primarily due to actual royalties billed and the reduction in contact assets balance following our settlement agreement with Marquardt GmbH.
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
Based on contracts signed and payments received as of September 30, 2022, we expect to recognize $18.6 million in revenue related to Performance Obligation B under our fixed fee license agreements, which are satisfied over time, including $12.2 million over one to three years and $6.4 million over more than three years.
Total deferred revenue was $21.5 million as of December 31, 2021, of which $3.7 million was recognized during the nine months ended September 30, 2022.
3.  INVESTMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
We invest surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal.
Our investments in marketable debt securities, including U.S. treasury securities and corporate bonds are classified and accounted for as available-for-sale. The marketable debt securities are classified either short-term or long-term based on each instrument’s underlying contractual maturity date. As of September 30, 2022 and December 31, 2021, we reported $40.6 million and $7.3 million of investments in debt securities as Investments - noncurrent on our Condensed Consolidated Balance Sheets, respectively, as management intends to hold these investment for more than 12 months from the reporting date. We may sell certain marketable debt securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation. The marketable debt securities are measured at fair value with realized gains and losses reported as Interest and other income (loss), net on our Condensed Consolidated Statements of Income and Comprehensive Income. Unrealized gains and losses on marketable debt securities are reported as Accumulative Other Comprehensive Income (loss) on our Statements of Stockholders' Equity.
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
Marketable securities as of September 30, 2022 and December 31, 2021 consisted of following (in thousands):

	September 30, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$30,400	$—	$(3,265)	$27,135
U.S. treasury securities	25,640	19	(24)	25,635
Corporate bonds	15,095	277	(457)	14,915
Equity securities	54,813	1,002	(13,468)	42,347
	$125,948	$1,298	$(17,214)	$110,032

	December 31, 2021
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$50,000	$—	$(338)	$49,662
Corporate bonds	6,996	290	—	7,286
Equity securities	38,100	—	(1,331)	36,769
	$95,096	$290	$(1,669)	$93,717

As of September 30, 2022 and December 31, 2021, marketable securities are as follows (in thousands):

	September 30, 2022
	Marketable Equity Securities	Marketable Debt Securities	Total
Mutual funds	$27,135	$—	$27,135
U.S. treasury securities	—	25,635	25,635
Equity securities	42,347	—	42,347
Corporate bonds	—	14,915	14,915
	$69,482	$40,550	$110,032

	December 31, 2021
	Marketable Equity Securities	Marketable Debt Securities	Total
Mutual funds	$49,662	$—	$49,662
Equity securities	36,769	—	36,769
Corporate bonds	—	7,286	7,286
	$86,431	$7,286	$93,717

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of September 30, 2022 (in thousands) are as follows:

	September 30, 2022
	Amortized Cost	Fair Value
Less than 1 year	$—	$—
1 to 5 years	35,707	35,575
More than 5 years	5,028	4,975
Total	$40,735	$40,550
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

Our derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$2,606	$593	$3,199
	$2,606	$593	$3,199

	December 31, 2021
	Cost	Unrealized Gains	Fair Value
Derivative instruments	$6,370	$(103)	$6,267
	$6,370	$(103)	$6,267

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net unrealized gains (losses) recognized on marketable equity securities	$(9,278)	$490	$(14,062)	$490
Net realized gains (losses) recognized on marketable equity securities	(555)	—	218	—
Net unrealized gains ( losses) recognized on derivative instruments	3,907	(2)	(696)	(2)
Net realized gains recognized on derivative instruments	2,214	9	4,089	9
Net realized gains recognized on marketable debt securities	188	—	556	—
Total net gains (losses) recognized in interest and other income (loss), net	$(3,524)	$497	$(9,895)	$497
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
Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of September 30, 2022 and December 31, 2021.

Financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are classified based on the valuation technique in the table below (in thousands):

	September 30, 2022
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Certificates of deposit	$—	$21,061	$—	$21,061
U.S. treasury securities	—	25,635	—	25,635
Mutual funds	27,135	—	—	27,135
Equity securities	42,347	—	—	42,347
Corporate bonds	—	14,915	—	14,915
Total assets at fair value	$69,482	$61,611	$—	$131,093

Liabilities
Derivative instruments	$—	$3,199	$—	$3,199
Total liabilities at fair value	$—	$3,199	$—	$3,199

	December 31, 2021
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Mutual funds	$49,662	$—	$—	49,662
Equity securities	36,769	—	—	36,769
Corporate bonds	—	7,286	—	7,286
Total assets at fair value	$86,431	$7,286	$—	$93,717

Liabilities
Derivative instruments	$—	$6,267	$—	$6,267
Total liabilities at fair value	$—	$6,267	$—	$6,267

4.   BALANCE SHEETS DETAILS
Cash and Cash Equivalents
Cash and cash equivalents were as follow (in thousands):

	September 30, 2022	December 31, 2021
Cash	$15,567	$51,490
Certificates of deposit (1)	15,794	—
Money market funds	5,406	—
Cash and cash equivalents	$36,767	$51,490
(1) Represents certificates of deposit with initial or remaining maturity days of 90 days or less.

Investments - Current
Investments - current were as follows (in thousands):

	September 30, 2022	December 31, 2021
Certificates of deposit (2)	$5,267	$—
U.S. treasury securities	22,030	—
Marketable securities	69,482	86,431
Short-term investments	$96,779	$86,431
(2) Represents investments with remaining maturity days between 91 days and one year.
Accounts and Other Receivables
Accounts and other receivables were as follows (in thousands):

	September 30, 2022	December 31, 2021
Trade accounts receivables	$2,016	$1,235
Other receivables	1,327	735
Accounts and other receivables	$3,343	$1,970
Allowance for credit losses as of September 30, 2022 and December 31, 2021 were not material.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$675	$798
Contract assets - current	6,913	12,448
Other current assets	143	186
Prepaid expenses and other current assets	$7,731	$13,432
Investments - noncurrent
Investments- noncurrent are as follows (in thousands):

	September 30, 2022	December 31, 2021
U.S. treasury securities	$3,605	$—
Marketable debt securities	14,915	7,286
Investments- noncurrent	$18,520	$7,286
Other Assets
Other assets are as follows (in thousands):

	September 30, 2022	December 31, 2021
Contract assets - long-term	653	1,746
Lease right-of-use assets	507	912
Deferred tax assets	2,116	2,115
Other assets	14	36
Total other assets	$3,290	$4,809
Other Current Liabilities
Other current liabilities are as follows (in thousands):

	September 30, 2022	December 31, 2021
Derivative instruments	$3,199	$6,267
Lease liabilities - current	715	1,098
Other current liabilities	3,815	3,882
Total other current liabilities	$7,729	$11,247

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
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. Samsung was requesting that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees. On March 27, 2019, we received the final award. The award ordered Immersion to pay Samsung KRW 7,841,324,165 (approximately $6.9 million as of March 31, 2019) which we paid on April 22, 2019 and recorded in Long-term deposits on our Condensed Consolidated Balance Sheets. The award also denied Samsung’s claim for interest from and after May 2, 2017 and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454, which was paid in 2019.

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
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing occurred on September 13, 2021. An eleventh hearing occurred on November 15, 2021. A twelfth hearing occurred on December 23, 2021. The Court had indicated that it expected to render a decision on this matter by the end of February 2022. However, due to a reshuffling of judges, another hearing, which was originally scheduled for April 14, 2022 occurred on July 7, 2022. A thirteenth hearing occurred on October 27, 2022. A final hearing is scheduled for November 24, 2022. The Court has indicated that it expects to render a decision on this matter by December 31, 2022.

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
Immersion Software Ireland Limited v. Marquardt GMBH

On August 3, 2021, we filed an arbitration demand with the American Arbitration Association (the “AAA”) against Marquardt GmbH (“Marquardt”), one of our licensees in the automotive market. The arbitration demand had arisen out of that certain Amended and Restated Patent License Agreement (the “Marquardt License”), effective as of January 1, 2018, between us as licensor and Marquardt, as licensee. Pursuant to the arbitration demand, we demanded that Marquardt cure its breach of the Marquardt License and pay all royalties currently owed under the Marquardt License.

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
•U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”
•U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”
•U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”
•U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

Meta responded to our complaint on August 1, 2022. On September 12, 2022, Meta filed a motion to transfer the lawsuit to the Northern District of California or, in the alternative, to the Austin Division of the Western District of Texas. Meta’s motion remains pending during venue discovery. Our response is due December 5, 2022.

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
A summary of our equity incentive program as of September 30, 2022 is as follows (in thousands):

Common stock shares available for grant	1,873
Stock options outstanding	143
RSUs outstanding	541
RSAs outstanding	119
PSUs outstanding	617

Time-Based Stock Options
The following summarizes activities for the time-based stock options for the nine months ended September 30, 2022:

	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	242	$8.04	4.44	$—
Granted	—	—
Exercised	—	—
Canceled or expired	(99)	8.47
Outstanding as of September 30, 2022	143	$7.74	4.21	$—
Vested and expected to vest at September 30, 2022	137	$7.74	4.21	$—
Exercisable at September 30, 2022	96	$7.77	4.17	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of our common stock for the options that were in-the-money.
We did not grant stock options in the nine months ended September 30, 2022.

Restricted Stock Units
The following summarizes RSU activities for the nine months ended September 30, 2022:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	224	$6.66	0.56	$1,280
Granted	600	4.78
Released	(221)	5.90
Forfeited	(62)	5.90
Outstanding at September 30, 2022	541	$4.95	2.11	$2,972
The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.
Restricted Stock Awards
The following summarizes RSA activities for the nine months ended September 30, 2022:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2021	—	$—	0.00
Granted	233	5.13
Released	(114)	4.78
Forfeited	—	—
Outstanding at September 30, 2022	119	$5.47	0.64

Market Condition-Based Restricted Stock Units
In the first quarter of 2022, we granted 600,000 shares of PSUs to certain members of our management team. Each PSU represents the right to one share of our common stock with vesting subject to: (a) the achievement of specified levels of the volume weighted average closing prices of our common stock during any 100 day-period between January 1, 2022 and January 1, 2027, subject to certification by the Compensation Committee (“Performance Milestones”); and (b) continued employment with us through the later of each achievement date or service vesting date, which occurs over a three (3) year period commencing on January 1, 2022.

The following summarizes PSU activities for the nine months ended September 30, 2022:

	Number of Market Condition-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2021	67	$6.20	1.49
Granted	600	3.63
Released	(9)	6.20
Forfeited	(41)	6.20
Outstanding at September 30, 2022	617	$3.70	1.24

The assumptions used to value market condition-based restricted stock units granted during the nine months ended September 30, 2022 under our equity incentive program are as follows:

Nine Months Ended September 30, 2022
Expected life (in years)	1.2
Volatility	58%
Interest rate	1.7%
Dividend yield	—

Employee Stock Purchase Plan
Under the 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock has been reserved for issuance under the ESPP. During the nine months ended September 30, 2022, 11,416 shares were purchased under the ESPP. As of September 30, 2022, 194,432 shares were available for future purchase under the ESPP.

Stock-based Compensation Expense
Valuation and amortization methods
Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and ESPP for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$53	$123	$67	$317
RSUs, RSAs and PSUs	678	286	2,593	1,635
ESPP	(1)	6	1	45
Total	$730	$415	$2,661	$1,997

Sales and marketing	$19	$141	$20	$678
Research and development	18	118	96	653
General and administrative	693	156	2,545	666
Total	$730	$415	$2,661	$1,997

As of September 30, 2022, there was $5.6 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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
In the three months ended September 30, 2022, we repurchased 954,247 shares of our common stock for $5.3 million at an average purchase price of $5.55 per share. In the nine months ended September 30, 2022, we repurchased 1,270,294 shares of our common stock for $7.0 million at an average purchase price of $5.50 per share. As of September 30, 2022, we have $23.0 million available for repurchase under the stock repurchase program.
8. INCOME TAXES
Provision for income taxes the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income before provision for income taxes	$8,582	$4,111	$12,226	$12,135
Provision for income taxes	(877)	(340)	(1,264)	(987)
Effective tax rate	(10.2)%	(8.3)%	(10.3)%	(8.1)%

Provision for income taxes for the three and nine months ended September 30, 2022 and 2021 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We continue to maintain a full valuation allowance against all of our federal and state deferred tax assets in the United States as well as federal tax assets in Canada.

As of September 30, 2022, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $6.4 million and applicable interest of $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $1.3 million. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of September 30, 2022, we had net deferred income tax assets of $2.0 million and deferred income tax liabilities of $0.2 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2002 through the current period.

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
The following is a reconciliation of the denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Denominator:
Weighted-average shares outstanding, basic	33,201	32,474	33,601	30,693
Shares related to outstanding options, unvested RSUs, RSAs, PSUs and ESPP	481	138	434	372
Weighted average shares outstanding, diluted	33,682	32,612	34,035	31,065
We include market condition-based performance restricted stock units in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the three and nine months ended September 30, 2022 and 2021, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	145	342	197	97
Restricted stock units, restricted stock awards and market condition-based restricted stock units	15	—	27	—
Total	160	342	224	97

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
Below is a summary of our ROU assets and lease liabilities (in thousands):

	Balance Sheets Classification	September 30 2022	December 31, 2021
Assets
Right-of-use assets	Other assets	$507	$912
Liabilities
Operating lease liabilities - current	Other current liabilities	715	1,098
Operating lease liabilities - long-term	Other long-term liabilities	102	550
Total lease liabilities		$817	$1,648

The table below provides supplemental information related to operating leases during the nine months ended September 30, 2022 and 2021 (in thousands except for lease term):

	Nine Months Ended September 30,
	2022	2021
Cash paid within operating cash flow	$982	$1,115
Weighted average lease terms (in years)	0.88	1.60
Weighted average discount rates	3.93%	N/A
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

On January 31, 2022, we entered into an agreement to lease for a 1,390 square feet of office space in Aventura, Florida (“Aventura Lease”). We use this facility as our principal executive offices and for general administrative functions. This lease commenced in the first quarter of 2022 and expires in the first quarter of 2024. We accounted for this lease as an operating lease in accordance with the provisions of ASC 842 Leases (“ASC 842”). In the first quarter of 2022, we recorded a lease liability of $0.1 million, which represents the present value of the lease payments using an estimated incremental borrowing rate of 3.93%. We also recognized right-to-use asset ("ROU") of $0.1 million which represents our right to use an underlying asset for the lease term.
On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. (“Neato”) for the SJ Facility. This sublease commenced in June 2020 and ends on April 30, 2023 which is the lease termination date of the original SJ Facility lease. In accordance with provisions of ASC 842, we treated the sublease as a separate lease as we were not relieved of the primary obligation under the original lease. We continue to account for the original SJ Facility, as a lessee, in the same manner as prior to the commencement date of the sublease. We accounted for the sublease as a lessor of the lease. We classified the sublease as an operating lease as it did not meet the criteria of a Sale-Type or Direct Financing lease. At the commencement date of the sublease, we recognized initial direct costs of $0.3 million. These deferred costs will be amortized over the term of the sublease payments. As of September 30, 2022, unamortized balance of the deferred costs are not material.
We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Condensed Consolidated Statements of Income and Comprehensive Income over the lease terms. During the three and nine months ended September 30, 2022 and 2021, our net operating lease expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$236	$209	$672	$623
Sublease income	(306)	(257)	(837)	(772)
Total lease cost (income)	$(70)	$(48)	$(165)	$(149)

Minimum future lease payments obligations as of September 30, 2022 are as follows (in thousands):

For the Years Ending December 31,
2022	$310
2023	585
2024	38
Total lease payments	933
Less: Interest	116
Total lease liability	$817
Future cash receipts from our sublease agreements as of September 30, 2022 are as follows (in thousands):

For the Years Ending December 31,
2022	$321
2023	548
2024	33
Total	$902

11. SUBSEQUENT EVENT

On November 14, 2022, our Board of Directors declared a quarterly dividend. The first dividend, in the amount of $0.03 per share, will be payable, subject to any revocation, on January 30, 2023, to stockholders of record on January 15, 2023. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the capital allocation strategy from time-to-time.

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

We have adopted a business model under which we provide technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology, and offer licenses to our patented technology to our customers. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 1,200 issued or pending patents worldwide as of September 30, 2022. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.

We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

Results of Operations
Overview
Total revenues for the three months ended September 30, 2022 was $14.0 million, an increase of $6.8 million, or 95%, compared to the same period in 2021. Total revenues for the nine months ended September 30, 2022 was $29.3 million, an increase of $4.0 million, or 16%, compared to the same period in 2021.
Total cost and operating expenses were $3.1 million in the three months ended September 30, 2022, a decrease of $0.4 million, or 12% compared to the same period in 2021. Total cost and operating expenses were $10.7 million in the nine months ended September 30, 2022, a decrease of $2.7 million, or 20% compared to the same period in 2021.
In the three months ended September 30, 2022, we had net income of $7.7 million compared to a net income of $3.8 million in the three months ended September 30, 2021. In the nine months ended September 30, 2022 and 2021 we had net income of $11.0 million and $11.1 million, respectively.
The following table sets forth our Condensed Consolidated Statements of Income and Comprehensive Income data as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Fixed fee license revenue	55%	18%	36%	17%
Per-unit royalty revenue	45	81	63	82
Total royalty and license revenue	100	99	99	99
Development, services, and other	—	1	1	1
Total revenues	100	100	100	100
Costs and expenses:
Cost of revenues	—	—	—	—
Sales and marketing	2	6	3	11
Research and development	2	11	4	14
General and administrative	18	32	29	28
Total costs and expenses	22	49	36	53
Operating income	78	51	64	47
Interest and other income (loss), net	(17)	7	(22)	1
Income before provision for income taxes	61	58	42	48
Provision for income taxes	(6)	(5)	(4)	(4)
Net income	55%	53%	38%	44%

Revenues
Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
A revenue summary for the three months ended September 30, 2022 and 2021 are as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Fixed fee license revenue	$7,662	$1,247	$6,415	514%
Per-unit royalty revenue	6,269	5,821	448	8%
Total royalty and license revenue	13,931	7,068	6,863	97%
Development, services, and other revenue	75	105	(30)	(29)%
Total revenues	$14,006	$7,173	$6,833	95%
Royalty and license revenue
Fixed fee license revenue increased $6.4 million, or 514% in in the third quarter of 2022 compared to the same period in 2021 due to a $6.4 million increase in mobility license revenue.
Per-unit royalty revenue increased by $0.4 million, or 8%, in the third quarter of 2022 compared to the same period in 2021, primarily due to a $0.9 million increase in other royalties revenue partially offset by a $0.2 million decrease in royalties from mobility licensees and a $0.2 million decrease in royalties from gaming licensees.
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
Geographically, revenues generated in Asia, North America and Europe for the three months ended September 30, 2022 represented 43%, 54%, and 3%, respectively, of our total revenue as compared to 80%, 15%, and 5%, respectively, for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
A revenue summary for the three months ended September 30, 2022 and 2021 are as follows (in thousands, except for percentages):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues:
Fixed fee license revenue	$10,653	$4,346	$6,307	145%
Per-unit royalty revenue	18,426	20,671	(2,245)	(11)%
Total royalty and license revenue	29,079	25,017	4,062	16%
Development, services, and other revenue	218	325	(107)	(33)%
Total revenues	$29,297	$25,342	$3,955	16%
Royalty and license revenue
Fixed fee license revenue increased $6.3 million, or 145% in the first nine months of 2022 compared to the same period in 2021 primarily attributable to a $6.4 million increase in mobility revenue and a $0.1 million increase in other license revenue.
Per-unit royalty revenue decreased by $2.2 million, or 11%, in the first nine month of 2022 compared to the same period in 2021, primarily caused by a $2.4 million decrease in royalties from mobility licensees, a $1.0 million decrease in royalties from automotive licensees and a $0.3 million decrease in royalties from gaming licensees. These decreases were partially offset by a $1.4 million increase in royalties from other licensees.
Geographically, revenues generated in Asia, North America and Europe for the nine months ended September 30, 2022 represented 61%, 33%, and 6%, respectively, of our total revenue as compared to 80%, 13%, and 7%, respectively, for the nine months ended September 30, 2021.
Operating Expenses
A summary of operating expenses for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Sales and marketing	$282	443	$(161)	(36)%
Research and development	254	803	(549)	(68)%
General and administrative	2,540	2,246	294	13%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Sales and marketing	$986	2,743	$(1,757)	(64)%
Research and development	1,118	3,442	(2,324)	(68)%
General and administrative	8,550	7,106	1,444	20%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, including stock-based compensation; sales commissions; advertising; collateral marketing materials; market development funds; travel; and allocated facilities costs.

Sales and marketing expenses decreased $0.2 million, or 36% and $1.8 million, or 64%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases in Sales and Marketing expenses were primarily attributable to decreases in compensation, benefits and other personnel related costs primarily due to lower headcount, decreases in variable compensation and stock-based compensation expense.
Research and Development - Our research and development expenses primarily consisted of employee compensation and benefits, including stock-based compensation; outside services and consulting fees; tooling and supplies; and allocated facilities costs.
Research and development expenses decreased $0.5 million, or 68% and $2.3 million, or 68%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases in Research and Development costs were primarily attributable to decreases in compensation, benefits and other personnel related costs due to lower headcount and decreases in stock-based compensation expense and severance costs.
General and Administrative - Our general and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal other professional fees; external legal costs for patents; office expense; travel; and allocated facilities costs.
General and administrative expenses increased $0.3 million, or 13%, in the third quarter of 2022 as compared to the same period in 2021 primarily due to a $0.8 million increase in compensation, benefits and other personnel related costs partially offset by a $0.3 million decrease in consulting and professional services and a $0.3 million decrease in legal costs.
General and administrative expenses increased $1.4 million, or 20%, in the first nine months of 2022 as compared to the same period in 2021 primarily due to a $2.1 million increase in compensation, benefits and other personnel related costs and a $0.3 million increase in Annual Stockholders' Meeting and other public company related costs. These increases were partially offset by a $0.6 million decrease in legal costs and a $0.4 million decrease in consulting and professional services.
The increases in compensation, benefits and other personnel related costs were driven by increases in stock-based compensation expense and higher variable compensation during the three and nine months ended September 30, 2022 compared to the same periods in 2021. The decrease in legal expense in the three and nine months ended September 30, 2022 compared to the same period in 2021was primarily attributable to reduced activities, as well as a decrease in patent maintenance and prosecution costs.

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
Interest and other income (loss) decreased $2.8 million during the three months ended September 30, 2022 compared to the same period in 2021 primarily driven by a $4.0 million net loss on marketable securities partially offset by a $1.0 million increase in interest and dividend income.
The net loss on marketable securities for the three months ended September 30, 2022 primarily consisted of a $10.1 million increase in net losses on marketable equity securities partially offset by a $6.1 million net gains on derivative instruments.
Interest and other income (loss) decreased $6.6 million during the nine months ended September 30, 2022 compared to the same period in 2021 primarily driven by a $10.4 million increase in net loss on marketable securities partially offset by a $3.7 million increase in interest and dividend income.
The increase in net loss on marketable securities for the nine months ended September 30, 2022 largely consisted of a $13.8 million increase in net loss on marketable securities partially offset by a $3.4 million increase in net gains derivative instruments.

The increase in interest and dividend income in the three and nine months ended September 30, 2022 compared to the same periods in 2021 was largely attributable to higher interest and dividend income from investments as well as interest income from a Korean tax litigation settlement.
Income Taxes
A summary of provision for income taxes and effective tax rates for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Income before provision for income taxes	$8,582	$4,111
Provision for income taxes	(877)	(340)	(537)	158%
Effective tax rate	(10.2)%	(8.3)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Income before provision for income taxes	$12,226	$12,135
Provision for income taxes	(1,264)	(987)	(277)	28%
Effective tax rate	(10.3)%	(8.1)%

Provision for income taxes for the three and nine months ended September 30, 2022 and 2021 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate.

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

We also maintain liabilities for uncertain tax positions. As of September 30, 2022, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $6.4 million and applicable interest of $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $1.3 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Liquidity and Capital Resources
Our cash equivalents, investments - current and investments - noncurrent consist primarily of money-market funds, investment in equity and debt marketable securities (including mutual funds) and certificates of deposit. All marketable securities are stated at market value. Realized gains and losses on marketable equity securities and marketable debt securities are recorded in Other income (expense), net on the Condensed Consolidated Statements of Income and Comprehensive Income. Unrealized gains and losses on marketable equity securities (including mutual funds) are reported as Other income (expense), net on our Condensed Consolidated Statement of Income and Comprehensive Income. Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. Certificates of deposit are report as Investment - current or Investment -noncurrent based on their remaining maturity days. Interest income from certificates of deposit are reported as Interest and other income (loss), net on the Condensed Consolidated Statement of Income and Comprehensive Income.
Cash, cash equivalents and investments-current - As of September 30, 2022, our cash, cash equivalents, and investments- current totaled $133.5 million, a decrease of $4.4 million from $137.9 million on December 31, 2021.
A summary of select cash flow information for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$32,080	$10,722
Net cash used in investing activities	$(35,578)	$(32,775)
Net cash provided by (used in) financing activities	$(11,225)	$53,132
Cash provided by operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.
Net cash provided by operating activities was $32.1 million in the nine months ended September 30, 2022, a $21.4 million increase compared to the same period in 2021. This cash increase was primarily attributable to a $11.1 million increase from changes in net operating assets and a $10.5 million increase from changes in non-cash items partially offset by a $0.2 million decrease in net income.
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
Net cash used in investing activities during the nine months ended September 30, 2022 was $35.6 million primarily consisting of $141.9 million in cash used to purchase marketable securities and in the settlement of derivative instrument partially offset by $106.4 million in proceeds from selling marketable securities and derivatives.
Net cash used in investing activities during the nine months ended September 30, 2021 was $32.8 million primarily consisting of $34.4 million of purchases marketable securities partially offset by $1.8 million of proceeds from sale of derivative instruments.
Net cash used by financing activities during the nine months ended September 30, 2022 was $11.2 million primarily consisting of cash paid for stock repurchases.
Net cash provided by financing activities during the nine months ended September 30, 2021 was $53.1 million primarily consisting of $50.1 million of net proceeds from common stock issuances and $3.0 million cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan.
Total cash, cash equivalents, and short-term investments were $133.5 million as of September 30, 2022 of which approximately 22%, or $30.0 million, was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
On November 14, 2022, our Board of Directors declared a quarterly dividend. The first dividend, in the amount of $0.03 per share, will be payable, subject to any revocation, on January 30, 2023, to stockholders of record on January 15, 2023. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the capital allocation strategy from time-to-time.
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
In the nine months ended September 30, 2022, we repurchased 1,270,294 shares of our common stock for $7.0 million at an average purchase price of 5.50 per share. As of September 30, 2022, we have $23.0 million available for future repurchase under the stock repurchase program.
At September 30, 2022, we had a liability for unrecognized tax benefits totaling $0.2 million, none of which could be payable in cash.
We did not have any other significant non-cancellable purchase commitments as of September 30, 2022.
We anticipate that capital expenditures for property and equipment for the remainder of 2022 will be less than $1.0 million.
While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions in 2022 and beyond, as of November 14, 2022, the date of this Quarterly Report on Form 10-Q, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months and beyond.
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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 14, 2022 the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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
Item 4.  Control and Procedures

Based on their evaluation as of September 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
•U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”
•U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”
•U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”
•U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

Meta responded to our complaint on August 1, 2022. On September 12, 2022, Meta filed a motion to transfer the lawsuit to the Northern District of California or, in the alternative, to the Austin Division of the Western District of Texas. Meta’s motion remains pending during venue discovery. Our response is due December 5, 2022.

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
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing occurred on September 13, 2021. An eleventh hearing occurred on November 15, 2021. A twelfth hearing occurred on December 23, 2021. The Court had indicated that it expected to render a decision on this matter by the end of February 2022. However, due to a reshuffling of judges, another hearing, which was originally scheduled for April 14, 2022 occurred on July 7, 2022. A thirteenth hearing occurred on October 27, 2022. A final hearing is scheduled for November 24, 2022. The Court has indicated that it expects to render a decision on this matter by December 31, 2022.

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

Immersion Software Ireland Limited v. Marquardt GMBH

On August 3, 2021, we filed an arbitration demand with the American Arbitration Association (the “AAA”) against Marquardt GmbH (“Marquardt”), one of our licensees in the automotive market. The arbitration demand had arisen out of that certain Amended and Restated Patent License Agreement (the “Marquardt License”), effective as of January 1, 2018, between us as licensor and Marquardt, as licensee. Pursuant to the arbitration demand, we demanded that Marquardt cure its breach of the Marquardt License and pay all royalties currently owed under the Marquardt License.

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

As of September 30, 2022, we have $23.0 million available for repurchase under the stock repurchase program.

Share repurchase activity during the three months ended September 30, 2022 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2022	—	N/A	—	28,300,000
August 1 to August 31, 2022	607,998	5.5372	607,998	24,900,000
September 1 to September 30, 2022	346,249	5.5638	346,249	23,000,000

(1) The amounts represent the amount available to repurchase shares under the authorized repurchase program as of September 30, 2022. Our stock repurchase program does not obligate it to acquire any specific number of shares.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, effective as of August 12, 2022	8-K	000-38334	3.1	August 15, 2022
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
10.1	* **	Change of Control and Severance Agreement, dated May 26, 2022, by and between the Company and Eric Singer
10.2	* **	Change of Control and Severance Agreement, dated May 26, 2022, by and between the Company and William C. Martin
10.3	* **	Change of Control and Severance Agreement, dated May 26, 2022, by and between the Company and Francis Jose
31.1	*	Certification of Francis Jose, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Francis Jose, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Report Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 14, 2022

IMMERSION CORPORATION

By	/S/ AARON AKERMAN
Aaron Akerman
Chief Financial Officer