Form 10-K
period 2022-12-31
IMMERSION CORP
filed 2023-02-22
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $242,635,444 (based on the closing sales price of the registrant’s common stock on that date). On February 10, 2023, there were 32,325,381 shares of our common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and executive officers, and Delinquent Section 16(a) Reports (if any)), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference portions of the Registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

IMMERSION CORPORATION

Forward-looking Statements

In addition to historical information this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “can,” “will,” “places,” “estimates,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include among other things, any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the continued impact of COVID-19 on our business, and the continued impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and trends related thereto, and the recognition and components thereof; our costs and expenses; including capital expenditures; our investment of surplus funds and sales of marketable securities seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans and estimates related to and the impact of current and future litigation and arbitration; our sublease and the timing and income related thereto; and our dividend, stock repurchase and equity distribution programs.

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

Any forward-looking statements made by us in this report speak only as of the date of this report, and we do not intend to update these forward-looking statements after the filing of this report, unless required to do so by applicable law or regulation. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the SEC that attempt to advise you of the risks and factors that may affect our business.

Risk Factor Summary
Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A of this report, “Risk Factors,” before deciding whether to invest in our company.
•Risks related to our business:
▪ Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by catastrophic events, such as pandemics, or other public health emergencies, such as COVID-19, or by the uncertain economic and political environment in geographies in which we operate.
▪ Our business could be materially and adversely affected if we are unable to enter new licensing arrangements (or renew existing licenses) on favorable terms. In addition, a limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results. Moreover, if our customers discontinue product lines that incorporate our technology, our operating results may be negatively impacted.
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
▪ We may not maintain consistent profitability in the future.
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
▪ Future sales of our equity could result in significant dilution to our existing stockholders and depress the market price of our common stock. In addition, we will have broad discretion as to the use of proceeds from the “at the market” offerings that we announced in February 2022, and we may not use the proceeds effectively.
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

•Any decision to reduce or discontinue the payment of cash dividends to our stockholders could cause the market price of our common stock to decline significantly.

Item 1. Business
Overview
Immersion Corporation (the “Company”, “Immersion”, “we”, or “us”) is a premier licensing company focused on the invention, acceleration, and scaling, through licensing, of innovative haptic technologies that allow people to use their sense of touch to engage with products and experience the digital world around them. We are one of the leading experts in haptics, and our focus on innovation allows us to deliver world-class intellectual property (“IP”) and technology that enables the creation of products that delight end users. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized. Our primary business is currently in the mobility, gaming, and automotive markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including virtual and augmented reality, and wearables, as well as residential, commercial, and industrial Internet of Things. In recent years, we have seen a trend towards broad market adoption of haptic technology. As other companies follow our leadership in recognizing how important tactile feedback can be in people’s digital lives, we expect the opportunity to license our IP and technologies will continue to expand.

We have adopted a business model under which we offer licenses to our patented technology to our customers and offer our customers enabling software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 1,200 issued or pending patents worldwide as of December 31, 2022. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.
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
Foster Haptic Standards: We intend to participate in the creation of ecosystem wide standards that will enable accelerated adoption of haptic technologies across our core markets. Additionally, we will provide technical leadership within the haptics ecosystem and align supply side haptics solution providers on consistent specifications to reduce friction related to the integration of haptics into license bearing products through participation in industry bodies and targeted standards setting organizations (“SSOs”).

Expand Markets and Applications: Work closely with component suppliers, chip vendors, systems integrators, content enablers and other partners to broaden the use of haptics within our current core markets and to expand it into emerging markets, such as virtual and augmented reality.
Haptics and Its Benefits
While the digital world offers many advanced technologies and capabilities, it often fails to provide us with meaningful touch experiences that inform and enrich our real-world interactions. As we experience the physical world in our everyday lives, we rely on our sense of touch to provide us with reassuring context and confirmation, to bring us closer to one another through rich communications, and to enjoy entertainment, sports and other activities through realistic engagement. Without these tactile qualities, our digital experiences can feel flat and ineffective, pale reflections of the real world.
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
Patent Licenses
Through almost 30 years of innovative research, development and business activity, we have built a far-reaching and deep portfolio of patents covering many of the foundational aspects and commercial applications of haptic technology. We have implemented formal policies and procedures governing how we create, protect and maintain our IP assets, and we invest resources judiciously and in a cost-efficient manner in our patent portfolio with the goal of improving return on investment for our stockholders. We continue to pursue intellectual property that aligns with our business strategy while efficiently managing our patent prosecution and maintenance costs. Our portfolio includes more than 1,200 worldwide issued or pending as of December 31, 2022, which support our technology offerings, protect our business activities and prospects, and represent an important independent licensing and revenue channel for us. We believe that our IP is relevant to many of the most important ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.
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
Software and firmware: We offer software and firmware for OEMs and supply chain partners to integrate advanced haptic capabilities and optimize system performance. Our SDKs consist of tools, integration software and effect libraries that allow for the design, encoding and playback of tactile effects. The SDKs offer high-fidelity tactile effects to augment and enhance content, while ensuring quality playback within consumer devices. Our reference firmware is designed to optimize control and performance of haptic system hardware.
Engineering and Integration Services: We offer engineering assistance, including technical and design assistance and integration services that allow our licensees to incorporate our touch-enabling solutions and technologies into their products at a reasonable cost and within a shortened time frame, allowing them to bring products to market quickly by using our years of haptic development and solution deployment expertise. We work closely with qualified engineering service providers to assist customers in integration activities.
Markets
Mobile Communications, Wearables, and Consumer Electronics: We offer haptic expertise to Original Equipment Manufacturers (‘OEM”) in the mobile, gaming, and related consumer electronics markets.
Our licensees currently include some of the top makers of mobile devices in the world, including Samsung, Google, Sony, Panasonic, as well as integrated circuit manufacturers such as Awinic and Dongwoon Anatech.
Revenue generated from OEMs and integrated circuit customers in the mobile communications market, represented 60% of our total revenue in each of the years ended December 31, 2022 and 2021.
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
Revenue generated from customers in the gaming and VR market, represented 21% of our total revenue, in each of the years ended December 31, 2022, and 2021.
Automotive: We offer patent licenses and assistance such as reference designs, prototypes and enablement services to automotive makers and suppliers. Our current licensees include ALPS Alpine, Continental, Preh, Nissha Co. Ltd., Mobase Electronics (formerly Seoyon Electronics), Tokai Rika and Vishay Intertechnology.
Revenue generated from automotive customers, as a percentage of our total revenue, in 2022 and 2021, represented 13% and 19%, respectively.
Other: We offer patent licenses to other markets. Our current licensees include Stanley, Nippon Seiki, Elan Microelectronics, Wacom Co., Ltd., and others.

Revenue generated from other customers in 2022 and 2021, were 6% and 2% of our total revenue, respectively.

We expect the mix of our total revenue from our markets to remain fairly consistent, but believe that certain emerging markets, such as the VR/AR market may have potential to affect our total revenue mix. However, certain markets may fluctuate significantly from quarter to quarter based upon the terms in our technology licenses, our revenue recognition policies and the seasonality of our licensee’s shipments.
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
Additional information about significant customers is incorporated herein by reference to Note 11. Segment Reporting, Geographic Information, and Significant Customers of the Notes to Consolidated Financial Statement in Item 8. Financial Statements and Supplementary Data.
Competition
Our biggest source of competition derives from decisions made by internal design groups at our OEM, haptic integrated circuit manufacturer, and other customers, as well as potential customers. Our strong patent position generally makes us unique in the market in that we may lose a software licensing opportunity, for example, to a competitor or in-house team but still secure a patent license when haptics is used.
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
Research and Development
Our success, in part, depends on ensuring that our patents and other intellectual property continue to be relevant in our core markets in a manner that aligns with our business strategy while efficiently managing our costs. For the years ended December 31, 2022, and 2021, our research and development expenses were $1.4 million and $4.2 million, respectively.
We have multi-disciplinary expertise in usability and multimodal user interface design, actuator design, sensors, integration, real-time simulation algorithms, control, and software development. Our R&D team works with existing and potential partners to help them assess and prove the value of haptics in their field of interest, creating competitive differentiators and value-added solutions.

Intellectual Property
Protection of our IP portfolio is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third parties, licensing arrangements, and other contractual agreements with third parties to protect our IP. We maintain and support an active program to protect our IP, primarily through the filing of patent applications and the defense of issued patents against infringement. Parties who license our IP make an investment in our technology, and that investment gets devalued when unlicensed parties use our IP. Litigation against unlicensed third parties is a last step after all other avenues for resolution have been exhausted. If unlicensed parties continue to ship products that use our IP without fairly remunerating us, litigation may be a proper step to protect our IP and assets, as well as protecting the investments of our existing licensees. As haptics gain wider acceptance in the market, the likelihood of unlicensed use of our IP increases. This could result in ongoing dispute resolution and litigation efforts, as we seek to protect the investment that we and our valid licensees have made in our technology.
As of December 31, 2022, we and our wholly owned subsidiaries had more than 1,200 currently issued or pending patents worldwide that cover various aspects of our technologies. The duration of our issued patents is determined by the laws of the country of issuance and is typically 20 years from the effective date of filing of the patent application resulting in the patent.
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
Employees
As of December 31, 2022, we had 20 employees, 19 of which were full-time equivalent employees and who are in 4 countries. Of these, 14, or approximately 74%, were located in the United States and Canada.
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
Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by catastrophic events, such as natural disasters, war, acts of terrorism, pandemics, epidemics, or other public health emergencies, such as the outbreak of COVID-19. The outbreak resulted in governments around the world repeatedly implementing stringent measures to help control the spread of the virus, including quarantines, travel restrictions, business curtailments, school closures, and other measures, which has resulted in a significant number of layoffs or furloughs of employees, and/or other negative economic conditions in many of the countries in which we operate. Increasing case numbers and new variants of COVID-19, could cause governments around the world to implement or reinstitute such restrictions. The full extent to which the COVID-19 pandemic will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted.
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
The COVID-19 pandemic has also caused us to modify our business practices (including implementing work-from-home policies and restricting travel by our employees) in ways that may be detrimental to our business (including working remotely and its attendant cybersecurity risks). We may take further actions as may be required by government authorities or if we determine are in the best interests of our employees and customers. These practices may have an adverse effect on our employees’ productivity and morale and our ability to engage and support our current and prospective customers.
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
A significant amount of our revenue is derived from a limited number of customers, and we expect that this will continue to be the case in the future. For example, for the year ended December 31, 2022, Samsung accounted for a significant amount of our total revenues.
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
Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations or cash flow.
We derive a significant portion of our revenues from licenses and royalties from our haptic patents. To remain competitive, the market must adopt our newer technology. Our initiatives to develop industry standards, foster adoption of new haptic innovations, obtain patents on such innovations, and to commercialize these haptic innovations may not be successful or timely. Any new or enhanced haptic innovations may not be favorably received by our licensees, potential licensees, or consumers and we may not be able to monetize such haptic innovations. If our development efforts are not successful or are significantly delayed, companies may not incorporate our haptic innovations into their products and our revenues may not grow and could decline. In addition, as we continue to evaluate our ongoing business, we may allocate less resources to developing new products and technologies in order to continue to focus on our operating priorities of pursuing partnerships and our enforcement strategy, while maintaining and growing our profitability. If we allocate less resources to research and development, our rate of innovation may slow, and we may not maintain our market leading position in haptics.
Shortages of electronic components (such as integrated circuits) that may be integral to the manufacturing of our customers’ products may cause a decrease in production and sales of our customers’ products which could result in lower royalties payable to us.
Many of our customers report and pay royalties to us based on the number of products in their shipments that incorporate our patented technology or other technology. Our customers’ products may incorporate various electronic components, such as integrated circuits. A significant disruption in the supply of these electronic components (such as integrated circuits) could decrease the number of products that our customers sell, which could reduce the amount of royalties that are payable to us.
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
If we believe that a third party is required, but has declined, to license our intellectual property in order to manufacture, sell, offer for sale, import or use products, we have in the past and may in the future commence legal or administrative action against such third party. In some cases, we have and may become party to legal proceedings in which we are adverse to companies that have significantly greater financial resources than us. For example, we had initiated patent infringement litigation against Meta Platforms, Inc., f/k/a Facebook, Inc. We anticipate that currently pending and any future legal proceedings will continue to be costly, especially in cases where our adverse parties have access to relatively more significant resources. Since there can be no assurance that we will be successful or be able to recover the costs we incur in connection with the legal proceedings (including outside counsel fees), as we incur additional legal costs, the cash available for other parts of our business may decrease. In addition, litigation could lead to counterclaims, adverse rulings affecting our patents, and could harm our relationship with our customers and potential customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may choose not to adopt our technologies. Although protecting our intellectual property is a fundamental part of our business, at times, our legal proceedings have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions and other aspects of our business. As a result, until such time as it is resolved or concluded, litigation, arbitration and administrative proceedings could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our litigation, please see Part I Item 3 Legal Proceedings.
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
Due to the continuing evolution of market sectors, product categories, and business models and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may interpret License Provisions in their agreements in a way that is different from our interpretation of such License Provisions or in a way that is inconsistent with the rights that we have granted to other licensees. Such conflicting interpretations by our licensees may lead to claims that we have granted rights to one licensee that are inconsistent with the rights that we have granted to another licensee or that create a dispute as to which products are covered by the license and are thus subject to a royalty payment. For example, on August 3, 2021, we filed an arbitration demand with the American Arbitration Association against Marquardt GmbH ("Marquardt"), one of our licensees in the automotive market. While this matter is resolved, we may become involved in similar disputes in the future. For additional background on our litigation, please see Part I Item 3 Legal Proceedings.
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
Rulings of courts and administrative bodies may affect our strategies for patent prosecution, licensing and enforcement. For example, in recent years, the USITC and U.S. courts, including the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have taken actions that have been viewed as unfavorable to patentees. Decisions that occur in U.S. or in international forums may change the law applicable to various patent law issues, such as with respect to, patentability, validity, patent exhaustion, patent misuse, remedies, permissible licensing practices, claim construction, and damages in ways that could be detrimental to our ability to enforce patents in our IP portfolio and to obtain damages awards.
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
Our technologies are complex, and we rely upon our employees to identify new sales and business development opportunities, support and maintain positive relationships with our licensees, enhance existing technologies, and develop new technologies. Accordingly, we need to be able to attract, recruit, integrate, and retain sales, support, marketing, and research and development personnel, including individuals highly specialized in patent licensing and engineering in order to develop and deploy our technologies and to sustain revenue growth. Competition for talented candidates is intense, especially for individuals with patent licensing, engineering and haptics expertise, and we may not be successful in attracting, integrating, and continuing to motivate such qualified personnel. In this competitive recruiting environment, especially when hiring in Montreal, Canada, and other geographical regions that have higher costs of living, our compensation packages need to be attractive to the candidates we recruit. However, given the negative effects that COVID-19 may have on our business as well as potential volatility in our quarterly revenues, it could be difficult to craft compensation plans that will attract and retain salespeople with the skills to secure complex licensing arrangements. In Montreal, Canada, and other geographical regions, candidates and employees view the stock component of compensation as an important factor in deciding both whether to accept an employment opportunity as well as whether to remain in a position at a company. Even if we are able to present robust compensation packages that enable us to attract and recruit new candidates for hire, we may not be able to retain our current executive officers and key employees if the structure of their compensation packages does not provide incentives for them to remain employed by us.
We have experienced turnover in our senior management and our employee base, which could result in operational and administrative inefficiencies and could hinder the execution of our growth strategy.
We have experienced turnover in our senior management. For example, in August 2021, Jared Smith resigned as Interim Chief Executive Officer and Francis Jose, who had replaced Mike Okada as General Counsel in May 2021, was appointed the Chief Executive Officer. In addition, in December 2021, William Martin was appointed as Chief Strategy Officer, and in January 2023, Eric Singer was appointed as President and Chief Executive Officer, and Francis Jose returned to the position of General Counsel. Lack of management continuity could harm our customer relationships, adversely affect our ability to successfully execute our growth strategy, result in operational and administrative inefficiencies and added costs, and could impede our ability to recruit new talented individuals to senior management positions. All or any of these could adversely impact the results of operations and stock price. Our success largely depends on our ability to integrate any new senior management within our organization in order to achieve our operating objectives, and changes in other key positions may affect our financial performance and results of operations as new members of management become familiar with our business. General employee turnover also presents the risks discussed in this paragraph.
We had an accumulated deficit of $70.0 million as of December 31, 2022, and we may not maintain consistent profitability in the future.
As of December 31, 2022, we had an accumulated deficit of $70.0 million. We need to generate significant ongoing revenues to maintain consistent profitability. Among other ongoing expenses, we may continue to incur expenses related to:
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
On October 16, 2017, we received a letter from LGE requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korea courts. In the second quarter of 2020, we recorded this deposit as Long-term deposits on our Consolidated Balance Sheets.
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
Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Consolidated Statements of Income and Comprehensive Income. If we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Consolidated Statements of Income and Comprehensive Income in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposit on our Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long-term deposit. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for a which we recorded a Long-term deposit on our Consolidated Balance Sheets, then the additional income tax expense would be accrued as Other current liabilities.
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
We currently have sales personnel and other personnel in Canada, the United Kingdom and Japan who may engage in various activities, including engaging our customers and prospective customers outside of the United States. International revenues accounted for approximately 72% of our total revenues in 2022. International operations are subject to a number of difficulties, risks, and special costs, including:
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
To remain competitive in the gaming market, we must continue to introduce new haptic patents in a timely manner and the market must adopt such technology. As part of our continuing efforts to bring new advanced haptic technologies to the gaming market, we seek to engage with third party gaming peripheral makers to utilize our advanced haptic technologies and expand the use of haptics across the gaming market. If our engagement efforts are not successful or are significantly delayed, we may be unsuccessful in our innovation efforts in the gaming market, which could have an adverse effect on our revenues.
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
Further, our revenues in the automotive market depend in large part on the number of haptic touch interfaces that are incorporated into vehicles. The COVID-19 pandemic, its resulting economic and other impacts, and component shortages, such as semiconductor shortages, have caused and may in the future cause significant adverse effects on our customers’ ability to manufacture, distribute and sell products incorporating our touch-enabling technologies. While we believe that the automotive market provides opportunities for growth for us, especially if haptic touch interfaces are adopted in more mid-tier and entry-tier vehicles, we are unable to accurately predict the full impact that COVID-19 will have on the number of vehicles sold by our customers that incorporate haptic touch interfaces. However, if such opportunities fail to materialize and/or if less haptic touch interfaces are sold in the future, it may have a material and adverse effect on our business, financial position, results of operations or cash flows.
Our inability to control or influence our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies could result in diminished royalty revenue if our licensees’ efforts fail to generate consumer demand.
A key part of our business strategy is to license our software and patents (and other IP) to companies that manufacture and sell products incorporating our touch-enabling technologies. In each of the years ended December 31, 2022 and 2021, 99% of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not timely ship products incorporating our touch-enabling technologies or fail to achieve strong sales, our revenues could decline.
The rejection of our haptic technology by standards-setting organizations, or failure of the standards-setting organization to develop timely commercially viable standards may negatively impact our business.
As part of our growth plan, we may participate in standards-setting organizations. The rejection of our haptic technology or failure of the standards-setting organizations to develop timely commercially viable standards may negatively impact our business and financial results.
Our business may suffer if third parties assert that we violate their IP rights.
Third parties have previously claimed and may in the future claim that we or our customers are infringing upon their IP rights. Even if we believe that such claims are without merit or that we are not responsible for them under the indemnification or other terms of our customer license agreements, such claims can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our software technologies or services in the United States and abroad. Claims of IP infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable or unwilling to fulfil its contractual obligations.

We may license some technologies from third parties and in doing so, we must rely upon the owners of these technologies for information on the origin and ownership of the technologies. As a result, our exposure to infringement claims may increase if the owners misrepresent, intentionally or unintentionally, the scope or validity of their ownership. We generally obtain representations as to the origin and ownership of acquired or licensed technologies and indemnification to cover any breach of these representations. However, representations may not be accurate, and indemnification may not provide adequate compensation for breach of the representations. If we cannot or do not license the infringed IP at all or on reasonable terms, or substitute similar technology from another source, our business, financial position, results of operations or cash flows could suffer.
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
Already, some of our proprietary technologies incorporate open source software that may be subject to open source licenses, which licenses may require that source code subject to the license be released or made available to the public. Such open source licenses may mandate that software developed based on source code that is subject to the open source license, or combined in specific ways with such open source software, becomes subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, there is currently uncertainty in the legal landscape around open source software, as few courts have interpreted open source licenses, and the manner in which these licenses may be legally interpreted and enforced is therefore not yet clear. We often take steps to disclose source code for which disclosure is required under an open source license, but it is possible that we have made or will make mistakes in doing so, which could negatively impact our brand or the adoption of our products by our customers or prospective customers or could expose us to additional liability.
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
Our management concluded that our internal control over financial reporting was effective as of December 31, 2022. However, we have in the past had material weaknesses in our internal control over financial reporting, and there are inherent limitations on the effectiveness of internal controls. We do not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met; no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.
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
We have established corporate social responsibility programs aligned with sound environmental, social and governance principles. These programs reflect our current initiatives, and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives impose additional costs on us. If our ESG initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to license technology and sell services to customers, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

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
These factors include:
•the impact of COVID-19;
•the impact of disruptions in the supply of electronic components (such as integrated circuits) that our customers incorporate into their products could reduce the amount of royalties that are payable to us;
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
Our stock price has experienced substantial price volatility in the past and may continue to do so in the future. Further, our business, the technology industry and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to corporate operating performance. For example, in 2020 as a result of macroeconomic conditions and the related impact of COVID-19, the stock market experienced wide fluctuations. In the past thirty-six months, our stock price has fluctuated from as low as $4.23 per share in March 2020 to a high of $16.64 in February 2021. This significant volatility may continue to occur in the future for reasons that are unrelated to our business or if our business experiences unexpected results. The market price of our common stock has been, and in the future could be, significantly affected by our operations as well such as: actual or anticipated fluctuations in operating results; announcements of technical innovations; announcements regarding litigation in which we are involved; the acquisition or loss of customers; changes by game console manufacturers to not include touch-enabling capabilities in their products; new products or new contracts; sales or the perception in the market of possible sales of large number of shares of our common stock by insiders or others; stock repurchase activity; sale of stock by the company, changes in securities analysts’ recommendations; personnel changes; changing circumstances regarding competitors or their customers; governmental regulatory action or inaction; developments with respect to patents or proprietary rights; inclusion in or exclusion from various stock indices; increased tariffs and international trade disputes; and general market conditions. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has been initiated against that company, which could lead to increased litigation costs and could adversely affect our operating results and our stock price.
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
On July 6, 2021, we entered into an equity distribution agreement with Craig-Hallum, pursuant to which we can to issue and sell shares of our common stock having an aggregate offering price of up to $60 million, from time to time, through an “at the market” equity offering program under which Craig-Hallum is acting as sales agent. The issuance and sale of shares of our common stock pursuant to this “at the market” equity offering program has and will continue to have a dilutive impact on our existing stockholders.
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
We may engage in the acquisition of other companies, investments, joint ventures and strategic alliances outside of our current line of business to design and develop new technologies and products, to strengthen competitiveness by scaling up expanding our operations. Such transactions, especially in new lines of business, inherently involve risk due to the difficulties in integrating operations, technologies, products and personnel. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, may adversely affect our existing business. Furthermore, we may incur significant acquisition, administrative and other costs in connection with these transactions, including costs related to integration or restructuring of acquired businesses. In addition, we may make investments in companies outside our current line of business in an attempt to broaden our business opportunities. If we decide to make these investments, they may not provide a return or lead to an increase in our operating results, and we may not obtain the benefits of these investments that we intend to recognize when making them. There can be no assurance that these transactions, if pursued or made, will be beneficial to our business or financial condition.
Any stock repurchase program could affect our stock price and add volatility.
We have established stock repurchase programs in the past, and on December 29, 2022, our Board approved a stock repurchase program of up to $50 million of our common stock for a period of up to twelve months. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as our management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Any repurchases by us pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that any repurchases will be made under any program, nor is there any assurance that a sufficient number of shares of our common stock will be repurchased to satisfy the market’s expectations. Furthermore, there can be no assurance that any repurchases conducted under any plan will be made at the best possible price. The existence of our stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue any stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.
Changes in financial accounting standards or policies may affect our reported financial condition or results of operations and, in certain cases, could cause a decline and/or fluctuation in the price of our common stock.
From time to time, financial and accounting standard setters such as the Financial Accounting Standards Board (“FASB”) and the SEC change their guidance governing the form and content of registrants’ external financial statements or update their previous interpretations with regard to the application of certain GAAP. Such changes in GAAP or their interpretation have historically and could in the future have a significant effect on our reported financial condition and/or results of operations. If a change is applicable to us, we would be required to apply the new or revised guidance, which may result in retrospective adjustments to our financial statements and/or could change the way we account for certain transaction compared to under the existing guidance. Changes in GAAP and reporting standards could substantially change our reporting practices in a number of areas, including revenue recognition and recording of assets and liabilities, and could consequently affect our reported financial condition or results of operations.
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
If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of our stock as of the ownership change by the applicable federal long-term tax-exempt rate. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year. If an ownership change should occur in the future, our ability to use the NOL to offset future taxable income will be subject to an annual limitation and will depend on the amount of taxable income generated by us in future periods. There is no assurance that we will be able to fully utilize the NOL and we may be required to record an additional valuation allowance related to the amount of the NOL that may not be realized, which could impact the results of operations.

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
We Could be Subject to Additional Income Tax Liabilities
We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision and accruals for these taxes. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. Our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by losses incurred in jurisdictions for which we are not able to realize the related tax benefit, by changes in foreign currency exchange rates, by investments, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, administrative practices, principles, and interpretations, with a number of countries actively considering changes in this regard. In addition, we are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax liabilities against us. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Developments in an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods.
Any decision to reduce or discontinue the payment of cash dividends to our stockholders could cause the market price of our common stock to decline significantly.
On November 14, 2022, we announced that our Board declared a quarterly dividend. The first quarterly dividend, in the amount of $0.03 per share, was paid on January 30, 2023 to stockholders of record on January 15, 2023. In addition, on December 29, 2022, our Board declared a special dividend in the amount of $0.10 per share, which was paid on January 30, 2023 to stockholders of record on January 15, 2023. On February 21, 2023, our Board declared a second quarterly dividend, in the amount of $0.03 per share, which will be paid on April 28, 2023 to stockholders of record on April 13, 2023.
Although we have announced regular cash dividend payments and a special dividend, we are under no obligation to pay cash dividends to our stockholders in the future at historical levels or at all. The declaration and payment of any future dividends is at the discretion of our Board. Any reduction or discontinuance by us of the payment of cash dividends could cause the market price of our common stock to decline significantly.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease a facility in Montreal, Canada (the "Montreal Lease") of approximately 10,000 square feet, for our subsidiary, Immersion Canada Corporation. On June 6, 2022, we entered into a sublease agreement with Innovobot Fund LLP for the Montreal Facility. This sublease commenced on June 8, 2022 and ends on February 27, 2024 which approximates the lease termination date of the original Montreal Facility lease.
We also lease a facility in San Jose, California (the “San Jose Facility”) of approximately 42,000 square feet, which we vacated in the first quarter of 2020. On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. (“Neato”) for the San Jose facility. This sublease commenced in June 2020 and ends on April 30, 2023 which is the lease termination date of the San Jose Facility.

On January 26, 2022, we entered into a lease agreement with COFE CIX Aventura, LLC, (the "Aventura Lease") pursuant to which we lease approximately 1,390 square feet located at Aventura View Office Building, Suite 610, 2999 N.E. 191st Street, Aventura, Florida. The term of the Aventura Lease commences upon the on the earlier of the following dates: (i) March 1, 2022; and (ii) the date on which we occupy the premises and begin conducting business from the premises, and ends on the last day of the 25th full calendar month from the commencement date. The monthly base rent is $3,359.17 for the first 12 months, $3,459.94 for the following 12 months, and $3,564.19 for the 25th month. On February 22, 2022, our Board approved this office as our corporate headquarters.
See Note 10. Leases of the Notes to Consolidated Financial Statements in Part II Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K for more information on our lease obligations.
Item 1.  Legal Proceedings
Immersion Corporation vs. Meta Platforms, Inc., f/k/a Facebook, Inc.
On May 26, 2022, we filed a complaint against Meta in the United States District Court for the Western District of Texas. The complaint alleges that Meta’s AR/VR systems, including the Meta Quest 2, infringe six of our patents that cover various uses of haptic effects in connection with such AR/VR systems. We are seeking to protect Meta from further infringement and to recover a reasonable royalty for such infringement.
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
•U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”
•U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”
•U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”
•U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”
Meta responded to our complaint on August 1, 2022. On September 12, 2022, Meta filed a motion to transfer the lawsuit to the Northern District of California or, in the alternative, to the Austin Division of the Western District of Texas. Meta’s motion remains pending, and a hearing on the transfer motion occurred on January 23, 2023. In the meantime, claim construction briefing is closed, and fact discovery opened on February 7, 2023. The claim construction hearing is scheduled for March 6, 2023.
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
On March 27, 2019, we received the final award relating to the arbitration demand that Samsung had filed on September 29, 2017. The award ordered Immersion to pay Samsung KRW 7,841,324,165 (approximately $6.9 million as of March 31, 2019), which we paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017; and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454, which was paid in 2019.

On July 16, 2020, the Korea Administrative Court issued its ruling in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on Samsung should be cancelled with some litigation costs to be borne by the Korean tax authorities.
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. Samsung requested that we pay Samsung the amount of KRW 7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees.
On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court occurred on November 11, 2020. A second hearing occurred on January 13, 2021. A third hearing occurred on March 21, 2021. The Korea High Court had indicated that a final decision was originally expected on May 28, 2021, but instead, decided to hold a fourth hearing on July 9, 2021. On October 1, 2021, the Korea High Court issued its ruling in which it ruled that withholding taxes and penalties totaling approximately KRW 6,186,218,586 (approximately $5.2 million) in national-level withholding tax and local withholding taxes imposed by the Korean tax authorities on Samsung for royalties paid to Immersion during the period of 2012 – 2014 be cancelled on the basis that the Korea tax authorities wrongfully engaged in a duplicative audit with respect to such time period. The Korea High Court also ruled that approximately KRW 1,655,105,584 (approximately $1.4 million) of Korean National level withholding tax and local withholding tax imposed by the Korean tax authorities on Samsung for royalties paid to Immersion during 2015 and 2016 be upheld in part on the basis that Immersion Software Ireland Limited did not have sufficient economic substance to be considered the beneficial owner of the royalties paid by Samsung to Immersion Software Ireland Limited. On or about October 22, 2021, the Korean tax authorities filed an appeal with the Korea Supreme Court with respect to certain portions of the Korea High Court decision and we filed an appeal with the Korea Supreme Court with respect to certain portions of the Korea High Court decision.
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
LGE Korean Withholding Tax Matter
On October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korea courts. In the second quarter of 2020, we recorded this deposit as Long-term deposits on our Consolidated Balance Sheets.
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing occurred on

September 13, 2021. An eleventh hearing occurred on November 15, 2021. A twelfth hearing occurred on December 23, 2021. The Court had indicated that it expected to render a decision on this matter by the end of February 2022. However, due to a reshuffling of judges, another hearing, which was originally scheduled for April 14, 2022, occurred on July 7, 2022. A thirteenth hearing occurred on October 27, 2022. A fourteenth hearing occurred November 24, 2022. The Court had indicated that it expected to render a decision on this matter by December 31, 2022, but had subsequently updated the parties to indicate that a decision on this matter is expected by February 16, 2023. On February 15, 2023, we were informed that the Court had scheduled another hearing for April 27, 2023.
Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in some or all the claims from the Korean tax authorities. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Consolidated Statements of Income and Comprehensive Income. In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Consolidated Statements of Income and Comprehensive Income in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded in Long-term deposits on our Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment in the Long-term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for a which we recorded a Long-term deposits on our Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.
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
As of February 10, 2023, there were 61 holders of record of our common stock.
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
Purchases of Equity Securities
On February 23, 2022, our Board of Directors (the "Board") approved a stock repurchase program of up to $30.0 million of our common stock for a period of up to twelve months (the "February 2022 Stock Repurchase Program"). Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The stock repurchase program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. The February 2022 Stock Repurchase Program was terminated on December 29, 2022.

Share repurchase activity under the February 2022 Stock Repurchase Program during the three months ended December 31, 2022 was as follows (in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2022	278,254	$5.2780	1,468,614	21,521,000
November 1 to November 30, 2022	89,018	$5.4468	484,864	21,035,000
December 1 to December 31, 2022	—	N/A	—	—
(1) The amounts represent the amount available to repurchase shares under the authorized repurchase program as of December 31, 2022. Our stock repurchase program does not obligate it to acquire any specific number of shares.
In 2022, we repurchased 1,637,566 shares of our common stock for $8.9 million at an average purchase price of $5.46 per share. The February 2022 Stock Repurchase Program was terminated on December 29,2022.
On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the "December 2022 Stock Repurchase Program"), which terminated and superseded the stock repurchase program that had been approved by our Board of Directors on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The stock repurchase program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.
As of December 31, 2022, we have 50.0 million available for repurchase under the December 2022 Stock Repurchase Program.
Dividends Payment
On November 14, 2022, our Board of Directors ("Board") declared a quarterly dividend in the amount of $0.03 per share, which was paid on January 30, 2023, to stockholders of record on January 15, 2023. In addition, on December 29, 2022, our Board declared a special dividend in the amount of $0.10 per share, which was paid on January 30, 2023 to stockholders of record on January 15, 2023. Further, on February 21, 2023, our Board declared a second quarterly dividend, in the amount of $0.03 per share, which will be paid on April 28, 2023 to stockholders of record on April 13, 2023.
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
Per-unit Royalty revenue
As we may not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain constraints on our ability to estimate such amounts. We develop such estimates based on a combination of available data including, but not limited to, approved customer forecasts, a look back at historical royalty reporting for each of our customers, and industry information available for the licensed products.
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
As disclosed in Note 5. Contingencies of the Notes to the Consolidated Financial Statements, we have made a deposit payment to reimburse LGE for withholding taxes and related penalties paid by LGE as a result of an assessment LGE have received from the South Korean tax authorities. This payment is recorded as Long-term deposits on our Consolidated Balance

Sheets. We expect to be reimbursed by LGE to the extent we ultimately prevail or prevailed in the appeal in the Korean courts. We regularly assess the likelihood that we will prevail in this case against the South Korean tax authorities and consequently the likelihood that this deposit will be recoverable. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Long-term deposits would be recorded as additional income tax expense on our Consolidated Statements of Income and Comprehensive Income, in the period in which we do not ultimately prevail.
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

Results of Operations
Overview
Total revenues in 2022 were $38.5 million, an increase of $3.4 million, or 9.6%, compared to 2021.
Total cost and operating expenses were $14.0 million, a decrease of $3.3 million or 18.9% compared to 2021.
In 2022, we had net income of $30.7 million, an increase of $18.2 million, or 145.6% compared to 2021.
The following table sets forth our Consolidated Statements of Income and Comprehensive Income data as a percentage of total revenues:

	Years Ended December 31,
	2022	2021
Revenues:
Total royalty and license revenue	99%	99%
Development, services, and other	1	1
Total revenues	100	100
Costs and expenses:
Cost of revenues	—	—
Sales and marketing	3	9
Research and development	3	12
General and administrative	30	28
Total costs and expenses	36	49
Operating income	64	51
Interest and other income	7	4
Other income (expense), net	(1)	(2)
Income before benefit from (provision for) income taxes	70	50
Benefit from (provision for) income taxes	10	(14)
Net income	80%	36%

Revenues
Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.
A revenue summary for the years ended December 31, 2022, and 2021 are as follows (in thousands, except for percentages):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Fixed fee license revenue	$11,953	$5,843	$6,110	105%
Per-unit royalty revenue	26,225	28,846	(2,621)	(9)%
Total royalty and license revenue	38,178	34,689	3,489	10%
Development, services, and other revenue	283	400	(117)	(29)%
Total revenues	$38,461	$35,089	$3,372	10%
Fixed fee license revenue increased $6.1 million, or 105% in 2022 compared to 2021, primarily attributable to a $6.4 million increase in mobility revenue partially offset by a $0.3 million decrease in other license revenue.
Per-unit royalty revenue decreased by $2.6 million, or 9%, in 2022 compared to 2021, primarily caused by a $3.1 million decrease in royalties from mobility licensees and a $1.8 million decrease in royalties from automotive licensees. These decreases were partially offset by a $1.7 million increase in royalties from other licensees and a $0.7 million increase in royalties from gaming licensees.
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
Geographically, revenues generated in Asia, North America and Europe for the year ended December 31, 2022, represented 62%, 28%, and 10%, of our total revenue as compared to 76%, 12%, and 12%, respectively, for the year ended December 31, 2021.
Operating Expenses
A summary of operating expenses for the years ended December 31, 2022, and 2021 are as follows (in thousands, except for percentages):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Sales and marketing	$1,215	3,241	$(2,026)	(63)%
Research and development	1,380	4,150	(2,770)	(67)%
General and administrative	11,442	9,835	1,607	16%
Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, including stock-based compensation; sales commissions; advertising; collateral marketing materials; market development funds; travel; and allocated facilities costs.
Sales and marketing expenses decreased $2.0 million, or 63%, in 2022 compared to 2021, primarily attributable to a $1.7 million decrease in compensation, benefits and other personnel related costs and a $0.2 million decrease in advertising and marketing expenses. The decrease in compensation, benefits and other personnel-related costs were due to lower headcount and decreases in variable compensation expense.

Research and Development - Our research and development expenses primarily consisted of employee compensation and benefits, including stock-based compensation; outside services and consulting fees; tooling and supplies; and allocated facilities costs.
Research and development expenses decreased $2.8 million, or 67%, in 2022 compared to 2021, primarily attributable to a $2.4 million decrease in compensation, benefits and other personnel related costs and a $0.2 million decrease in office expenses. The decrease in compensation, benefits and other personnel related costs were largely attributable to lower headcount and decreases in stock-based compensation expense and severance costs.
General and Administrative - Our general and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal other professional fees; external legal costs for patents; office expense; travel; and allocated facilities costs.
General and administrative expenses increased $1.6 million, or 16%, in 2022 as compared to 2021 primarily due to a $2.7 million increase in compensation, benefits and other personnel related costs partially offset by a $0.6 million decrease in legal costs and a $0.5 million decrease in consulting and professional services.
The increases in compensation, benefits and other personnel related costs in 2022 compared to 2021 were driven by increases in stock-based compensation expense and higher variable compensation. The decrease in legal expense in 2022 compared to 2021 was primarily attributable to reduced activities, as well as a decrease in patent maintenance and prosecution costs.
We may be required to engage in litigation to protect our IP, in which case our general and administrative expenses could substantially increase reflecting such litigation costs.
Interest and Other Income (Loss)
A summary of interest and other income, other expense for the years ended December 31, 2022, and 2021 are as follows (in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Interest and other income (loss), net	2,838	374	$2,464	659%
Other income (expense), net	(293)	(859)	566	(66)%
	$2,545	$(485)	$3,030	(625)%
Interest and Other Income (loss) - Interest and other income (loss) consists primarily of interest and dividend income from cash and cash equivalents, marketable debt and equity securities, realized and unrealized gains (losses) on our marketable equity securities and derivative instruments and realized gains (losses) on our marketable debt securities.
Interest and other income increased $2.5 million during the 2022 compared to 2021 primarily driven by a $4.7 million increase in interest and dividend income partially offset by a $2.2 million increase in net loss from investments in marketable securities and derivative instruments.
The increase in interest and dividend income in 2022 compared to 2021 was largely attributable to higher interest and dividend income from investments as well as interest income from a Korean tax litigation settlement.
The increase in net loss from investments in marketable securities and derivative instruments in 2022 compared to 2021 primarily consisted of a $8.4 million increase in net losses on investment in marketable securities partially offset by a $6.2 million increase in net gains on derivative instruments.

Income Taxes
A summary of provision for income taxes and effective tax rates for the year ended December 31, 2022, and 2021 are as follows (in thousands):

	Years Ended December 31,
	2022	2021	$ Change	% Change
Income before benefit from (provision for) income taxes	$26,965	$17,290
Benefit from (provision for) income taxes	3,699	(4,806)	8,505	(177)%
Effective tax rate	13.7%	(27.8)%

Benefit from income taxes for the year ended December 31, 2022, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the years ended December 31, 2021 primarily consisted of estimated U.S. taxes, adjustments to uncertain tax positions withholding tax reserve, foreign taxes and foreign withholding taxes.

We put partial valuation allowance for certain federal assets, whose future realization is not more likely than not and continue to maintain full valuation allowance for state deferred tax assets in the United States as well as federal tax assets in Canada. As a result, a benefit of $5.7 million generated from our U.S. territory was included in the calculation of the effective tax rate, which was the main reason for the difference between the statutory tax rate and actual effective tax rate. The year-over-year change in provision for income taxes resulted primarily from the change in income from continuing operations across various tax jurisdictions.

We put partial valuation allowance for certain federal assets, whose future realization is not more likely than not and continue to maintain full valuation allowance for state and certain foreign deferred tax assets in the United States and Canada as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. As of December 31, 2022, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $7.1 million, of which $1.4 million could be payable in cash. In addition, interest and penalty $0.1 million could also be payable in cash in relation to the unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $1.4 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.
Liquidity and Capital Resources
Our cash equivalents, investments - current and investments - noncurrent consist primarily of money-market funds, investment in equity and debt marketable securities (including mutual funds) and certificates of deposit. All marketable securities are stated at market value. Realized gains and losses on marketable equity securities and marketable debt securities are recorded in Other income (expense), net on the Consolidated Statements of Income and Comprehensive Income. Unrealized gains and losses on marketable equity securities (including mutual funds) are reported as Other income (expense), net on our Consolidated Statement of Income and Comprehensive Income. Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income(loss) on our Consolidated Balance Sheets. Certificates of deposit are reported as Investments-current or Investments -noncurrent based on their term when purchased. Interest income from certificates of deposit are reported as Interest and other income (loss), net on the Consolidated Statement of Income and Comprehensive Income.

Cash, cash equivalents and investments- As of December 31, 2022, our cash, cash equivalents, and investments-current totaled $149.7 million, an increase of $11.8 million from $137.9 million on December 31, 2021.
A summary of select cash flow information for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Net cash provided by operating activities	$40,146	$17,449
Net cash used in investing activities	$(29,405)	$(87,684)
Net cash provided by (used in) financing activities	$(13,411)	$62,203
Cash provided by operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.
Net cash provided by operating activities was $40.1 million in the year ended December 31, 2022, a $22.7 million increase compared to the same period in 2021. This cash increase was primarily attributable to a $18.2 million increase in net income and a $9.4 million increase from changes in net operating assets partially offset by a $5.1 million decrease from changes in non-cash items.
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
Net cash used in investing activities during the year ended December 31, 2022,was $29.4 million primarily consisting of $165.4 million in cash used to purchase marketable securities and in the settlement of derivative instrument partially offset by $136.0 million in proceeds from selling marketable securities and derivatives.
Net cash used in investing activities during the year ended December 31, 2021 was $87.7 million primarily consisting of $123.4 million of purchases marketable securities and in the settlement of derivative instrument partially offset by $36.1 million of proceeds from sale of derivative instruments.
Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.
Net cash used by financing activities during the year ended December 31, 2022 was $13.4 million primarily consisting of cash paid for stock repurchases.
Net cash provided by financing activities during the year ended December 31, 2021 was $62.2 million primarily consisting of $59.2 million of net proceeds from common stock issuances and $3.0 million cash proceeds from stock option exercises and stock purchases under our employee stock purchase plan.
Total cash, cash equivalents, and investments-current were $149.7 million as of December 31, 2022 of which approximately 21%, or $31.7 million, was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
We intend to continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.
On February 23, 2022, our Board of Directors (the "Board") approved a stock repurchase program of up to $30 million of our common stock for a period of up to twelve months (the "February 2022 Stock Repurchase Program"). On December 29, 2022, the Board approved a stock repurchase program of up to $50 million of our common stock for a period of up to twelve months (the "December 2022 Stock Repurchase Program"), which terminated and superseded the stock repurchase program that had been approved by our Board of Directors on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The stock repurchase program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate Immersion to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.
In the year ended December 31, 2022, we repurchased 1,637,566 shares of our common stock for $8.9 million at an average purchase price of $5.46 per share. The February 2022 Stock Repurchase Program was terminated on December 29, 2022
As of December 31, 2022, we have $50.0 million available for future repurchase under the December 2022 Stock Repurchase Program.
On November 14, 2022, our Board of Directors ("Board") declared a quarterly dividend in the amount of $0.03 per share, was paid on January 30, 2023 to stockholders of record on January 15, 2023. The Board reserves the right to adjust or withdraw our quarterly dividend in future periods as it reviews the capital allocation strategy from time-to-time.
In addition, on December 29, 2022, our Board declared a special dividend in the amount of $0.10 per share, which was paid on January 30, 2023 to stockholders of record on January 15, 2023.

Further, on February 21, 2023, our Board declared a second quarterly dividend, in the amount of $0.03 per share, which will be paid on April 28, 2023 to stockholders of record on April 13, 2023.
On December 31, 2022, we had a liability for unrecognized tax benefits totaling $7.1 million, of which $1.4 million could be payable in cash. In addition, interest and penalty of $0.1 million could also be payable in cash in relation to the unrecognized tax benefits.
We did not have any other significant non-cancellable purchase commitments as of December 31, 2022.
We anticipate that capital expenditures for property and equipment for 2023 will be less than $1.0 million.
While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions in 2022 and beyond, as of February 22, 2023, the date of this Annual Report on Form 10-K, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months and beyond.

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

Item 8. Financial Statements and Supplementary Data
IMMERSION CORPORATION

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Immersion Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Immersion Corporation and its subsidiaries (the “Company”) as of December 31, 2022, the related statements of income and comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue under its fixed fee license agreements from the transfer of rights to intellectual property upon the execution of the license agreement. In certain contracts the Company grants a license to the existing patent portfolio at the inception of the license agreement (Performance Obligation A), which is functional intellectual property, as well as rights to the portfolio as it evolves throughout the contract term (Performance Obligation B). Licensees pay a fee upon the transfer of rights to the patent portfolio.
Fixed fee license agreements that contain both Performance Obligation A and B require an allocation of the transaction price to each distinct performance obligation based on the determination of standalone selling price (SSP). SSP for a performance obligation in a customer contract is an estimate of the price that would be charged for the specific service if it was sold separately in similar circumstances and to similar customers. This estimate determines the allocation of the transaction price and affects the amount and timing of revenue recognized for each performance obligation in a customer contract.

We identified the evaluation of the determination of the SSP of performance obligations for customer contracts that contain both Performance Obligation A and B as a critical audit matter. A higher degree of auditor judgment was required to evaluate the approach and the significant assumptions used to establish SSP for each performance obligation which could be offered in a customer contract due to the uniqueness of each contract, including the licensed products covered by each customer, and the lack of observable transactions where each performance obligation is sold separately.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to testing the standalone selling price and timing of revenue recognition for fixed fee license agreements included the following, among others:
•We obtained an understanding of the process and evaluated the design of internal controls relating to management’s determination of SSP which included management’s process for quantifying patents existing at contract inception and those to be issued during the contract term.
•We evaluated management’s approach used to estimate SSP by testing the reasonableness of the number of patents projected to be available throughout the contract term by testing the completeness and accuracy of the data used to determine the SSP and assessing relevant internal historical data pertinent to the methodology.
•We inspected a selection of contracts from the SSP population to evaluate the identification of performance obligations and application of management’s approach to estimating SSP.

/s/ Plante Moran PLLC

We have served as the Company’s auditor since 2022.
Denver Colorado
February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Immersion Corporation
Aventura, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Immersion Corporation and its subsidiaries (the Company) as of December 31, 2021, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flow for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Contingencies — Refer to Note 5 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company is currently involved in certain legal and regulatory proceedings. As disclosed in the consolidated financial statements, the Company is currently involved in certain legal and regulatory proceedings with Samsung Electronics Co. ("Samsung") and LG Electronics Inc. ("LGE") with respect to withholdings taxes imposed on Samsung and LGE by the Korean tax authorities for failing to withhold taxes on royalty payments. Pursuant to legal requirements, the Company provided deposits representing the amount of such withholding tax that was imposed on Samsung and LGE, respectively, of approximately $12.1 million. During the year ended December 31, 2021, the Company recorded an impairment to these long-term deposits of approximately $2.2 million based on the recent developments in the Samsung case.

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
•We evaluated the reasonableness of management's impairment estimate and accrual of additional income tax liability.

/s/ ArmaninoLLP
San Jose, California
February 25, 2022

We began serving as the Company's auditor in 2020. In 2022, we became the predecessor auditor.

FINANCIAL INFORMATION

IMMERSION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$48,820	$51,490
Investments-current	100,918	86,431
Accounts and other receivables	1,235	1,970
Prepaid expenses and other current assets	9,347	13,432
Total current assets	160,320	153,323
Property and equipment, net	293	444
Investments-noncurrent	17,040	7,286
Long-term deposits	4,324	9,658
Deferred tax assets	7,217	2,115
Other assets	916	2,694
Total assets	$190,110	$175,520
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86	$2
Accrued compensation	2,029	555
Deferred revenue-current	4,766	4,826
Other current liabilities	12,465	11,247
Total current liabilities	19,346	16,630
Deferred revenue - noncurrent	12,629	16,699
Other long-term liabilities	435	896
Total liabilities	32,410	34,225
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; 100,000,000 shares authorized; 46,974,629 and 46,534,198 shares issued, respectively; 32,247,047 and 34,390,765 shares outstanding, respectively	322,714	323,296
Accumulated other comprehensive income	202	412
Accumulated deficit	(70,016)	(100,680)
Treasury stock at cost: 14,727,582 and 12,143,433 shares, respectively	(95,200)	(81,733)
Total stockholders’ equity	157,700	141,295
Total liabilities and stockholders’ equity	$190,110	$175,520

See accompanying Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2022	2021
Revenues:
Royalty and license	$38,178	$34,689
Development, services, and other	283	400
Total revenues	38,461	35,089
Costs and expenses:
Cost of revenues	4	88
Sales and marketing	1,215	3,241
Research and development	1,380	4,150
General and administrative	11,442	9,835
Total costs and expenses	14,041	17,314
Operating income	24,420	17,775
Interest and other income (loss), net	2,838	374
Other income (expense), net	(293)	(859)
Income before benefit from (provision for) income taxes	26,965	17,290
Benefit from (provision for) income taxes	3,699	(4,806)
Net income	$30,664	$12,484
Basic net income per share	$0.92	$0.40
Shares used in calculating basic net income per share	33,280	31,459
Diluted net income per share	$0.92	$0.39
Shares used in calculating diluted net income per share	33,508	31,769
Deferred gains (losses) on available-for-sale marketable debt securities	(944)	$290
Realized gains on available-for-sale marketable debt securities reclassified to net income	734	$—
Total comprehensive income	$30,454	$12,774

See accompanying Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2020	39,161,214	$258,756	$122	$(113,164)	12,143,433	$(81,733)	$63,981
Net income	—	—	—	12,484	—	—	12,484
Unrealized gain on available-for-sale securities, net of taxes	—	—	290	—	—	—	290
Exercise of stock options, net of shares withheld for employee taxes	325,737	2,864	—	—	—	—	2,864
Release of restricted stock units and awards	477,605	—	—	—	—	—	—
Issuance of stock for ESPP purchase	25,033	150	—	—	—	—	150
Shares issued in connection with public offering, net of offering costs	6,544,609	59,188	—	—	—	—	59,188
Stock-based compensation	—	2,338	—	—	—	—	2,338
Balances at December 31, 2021	46,534,198	323,296	412	(100,680)	12,143,433	(81,733)	141,295
Net income	—	—	—	30,664	—	—	30,664
Unrealized gains (losses) on available-for-sale securities, net of taxes	—	—	(210)	—	—	—	(210)
Stock repurchases	—	—	—	—	2,542,065	(13,238)	(13,238)
Release of restricted stock units and awards net of shares withheld for tax liabilities	398,152	—	—	—	42,084	(229)	(229)
Issuance of stock for ESPP purchase	11,416	51	—	—	—	—	51
Shares issued to an employee in lieu of cash compensation	30,863	157	—	—	—	—	157
Shares issued in connection with public offering, net of issuance costs	—	5	—	—	—	—	5
Stock-based compensation	—	3,417	—	—	—	—	3,417
Cash dividend declared	—	(4,212)	—	—	—	—	(4,212)
Balances at December 31, 2022	46,974,629	$322,714	$202	$(70,016)	$14,727,582	$(95,200)	$157,700

See accompanying Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$30,664	$12,484
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of property and equipment	140	99
Reduction in carrying value of right of use assets	672	663
Stock-based compensation	3,417	2,338
Net (gain) loss on investment in marketable securities	7,884	(479)
Net losses (gains) on derivative instruments	(4,831)	1,364
Impairment of long-term deposits	—	2,166
Foreign currency remeasurement losses	145	635
Deferred income taxes	(5,101)	531
Shares issued to an employee in lieu of cash compensation	157	—
Other	23	23
Changes in operating assets and liabilities:
Accounts and other receivables	735	248
Prepaid expenses and other current assets	4,085	(823)
Long-term deposits	5,196	110
Other assets	1,226	2,952
Accounts payable	84	(148)
Accrued compensation	1,474	(446)
Other current liabilities	(1,775)	2,205
Deferred revenue	(4,130)	(4,982)
Other long-term liabilities	81	(1,491)
Net cash and cash equivalents provided by operating activities	40,146	17,449
Cash flows provided by (used in) investing activities:
Purchases of marketable securities and other investments	(151,306)	(109,408)
Proceeds from sale or maturities of marketable securities and other investments	119,714	17,156
Proceeds from sale of derivative instruments	16,265	18,919
Payments for settlement of derivative instruments	(14,052)	(14,016)
Purchases of property and equipment	(30)	(335)
Proceeds from sale of fixed assets	4	—
Net cash and cash equivalents used in investing activities	(29,405)	(87,684)
Cash flows provided by (used in) financing activities:
Payment for purchases of treasury stock	(13,238)	—
Shares withheld to cover payroll taxes	(229)	—
Proceeds from issuance of common stock, net of issuance costs	5	59,189
Proceeds from issuance of common stock under employee stock purchase plan	51	150
Proceeds from stock options exercises	—	2,864
Net cash and cash equivalents provided by (used in) financing activities	(13,411)	62,203
Net decrease in cash and cash equivalents	(2,670)	(8,032)
Cash and cash equivalents:
Beginning of period	51,490	59,522
End of period	$48,820	$51,490
See accompanying Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,408	$88
Supplemental disclosure of non-cash investing, and financing activities:
Dividends declared but not yet paid	$4,212	$—
Leased assets obtained in exchange for new operating lease liabilities	$120	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Immersion Corporation (the "Company", "Immersion", "we" or "us") was incorporated in 1993 in California and reincorporated in Delaware in 1999. We focus on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. We have adopted a business model that provides advanced tactile software, related tools, technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology to certain customers, and offers licenses to our patented technology to other customers.
Impact of COVID-19
The outbreak of coronavirus ("COVID-19") caused governments and public health officials around the world to implementing stringent measures to help control the spread of the virus. In response to the COVID-19 pandemic, we implemented work-from-home and restricted travel policies in the first quarter of 2020, but have since lifted our travel restriction and our employees now work both from the office and from home.
In April 2020, the Government of Canada announced the Canada Emergency Wage Subsidy (“CEWS”) for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS provides a subsidy of up to 75% of eligible employees’ employment insurable remuneration, subject to certain criteria. We applied for the CEWS to the extent we met the requirements to receive the subsidy. During the year ended December 31, 2021 we recognized $0.3 million in government subsidies as a reduction to operating expenses in the Consolidated Statements of Income and Comprehensive Income. We did not recognize for any government subsidy during the year ended December 31, 2022.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of Immersion and our wholly-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.
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
If a fixed fee license agreement contains only Performance Obligation A, we recognize the revenue from the agreement at the inception of the contract. For fixed fee license agreements that contain both Performance Obligation A and B, we allocate the transaction price based on the standalone price for each of the two performance obligations. We use a number of factors primarily related to the attributes of our patent portfolio to estimate standalone prices related to Performance Obligation A and B. Once the transaction price is allocated, the portion of the transaction price allocable to Performance Obligation A is recognized in the period the license agreement is signed and the customer can benefit from rights provided in the contract. The portion allocable to Performance Obligation B is recognized on a straight-line basis over the contract term which best represents the ongoing and continuous nature of the patent prosecution process. For such contracts, a contract liability account is established and included within Deferred revenue on the Consolidated Balance Sheets. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.
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
Per-unit Royalty revenue
We record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. When we do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain constraints on our ability to estimate such amounts. We develop such estimates based on a combination of available data including, but not limited to, approved customer forecasts, a look back at historical royalty reporting for each of our customers, and industry information available for the licensed products.
As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. In 2022, we recorded $0.3 million, $0.5 million and $0.5 million adjustments to increase royalty revenue in the first, second and fourth quarters, respectively. In the third quarter of 2022, we recorded adjustments of $0.2 million to decrease royalty revenue. In 2021, we recorded $0.5 million, $0.5 million and $0.1 million adjustments to decrease royalty revenue in the first, third and fourth quarters, respectively. In the second quarter of 2021, we recorded adjustments of $2.0 million to increase royalty revenue.
Certain of our per-unit royalty agreements contain minimum royalty provisions which sets forth minimum amounts to be received by us during the contract term. Under Accounting Standard Codification 606, Revenue from Contracts with Customers, (“ASC 606”), minimum royalties are considered a fixed transaction price to which we have a right once all other performance obligations, if any, are satisfied. We recognize all minimum royalties as revenue at the inception of the license agreement, or in the period in which all remaining revenue recognition criteria have been met. We account for the unbilled minimum royalties as contract assets as Prepaid and other current assets and Other assets, net on our Consolidated Balance Sheets, and the balance of such contract assets will be reduced by the actual royalties to be reported by the licensee during the contract term until fully utilized, after which point any excess per-unit royalties reported are recognized as revenue. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.
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
Deferred revenue that will be recognizable during the succeeding 12-month period is recorded as Deferred Revenue-current, and the remaining deferred revenue is recorded as Deferred revenue noncurrent on the Consolidated Balance Sheets.
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
Certificates of deposit
Certificate of deposits are reported at fair value and classified as current or noncurrent assets based on their initial and remaining maturity days at purchase. Certificates of deposit with original or remaining maturity days of 90 days or less are reported as cash equivalents, between 91 days and 1 year are reported as Investment- current. Certificates of deposit with longer than 1-year remaining term are reported as Investments - noncurrent on the Consolidated Balance Sheets.

Investments in Marketable Securities
Equity Securities
We hold marketable equity investments over which we do not have a controlling interest or significant influence. Our investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations.
As of December 31, 2022, our marketable equity securities primarily consisted of mutual funds and corporate common and preferred stocks. Marketable equity investments are reported as Investment-current on the Consolidated Balance Sheets. They are measured using quoted prices in active markets with changes recorded in Other income (expense), net on the Consolidated Statements of Income and Other Comprehensive Income.
Debt Securities
Debt securities primarily consist of investments in corporate bonds and U.S. treasury securities. Our investments in marketable debt securities have been classified and accounted for as available-for-sale. We report our marketable debt securities as either Investments-current or Investments-noncurrent on our Consolidated Balance Sheets based on each instrument’s underlying contractual maturity date and management's intended holding period.
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
Derivative Financial Instruments
We invest in derivatives that are not designated as hedging instruments and which consist of call and put options. When we sell call or put options, the premium received is reported as Other current liabilities on our Consolidated Balance Sheets. When we purchase put or call options, the premium paid is reported as Investments-current on our Consolidated Balance Sheets. The carrying value of these options is adjusted to the fair value, measured using the practical expedient of the midpoint of the bid-ask spread, at the end of each reporting period until the options expire. Gains and losses recognized from the periodic adjustments to fair value are recognized as Interest and other income (loss), net on our Consolidated Statements of Income and Comprehensive Income.
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
Total depreciation expenses for property and equipment for years ended December 31, 2022, and 2021 were $0.1 million and $0.1 million, respectively.
Leases
We lease our office space under lease arrangements with expiration dates on or before April 25, 2024. Operating leases are accounted for as right-of-use (“ROU”) assets and lease liability obligations in our Consolidated Balance Sheets under Other assets, net, Other current liabilities and Other long-term liabilities, respectively. ROU assets and lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. We elect to combine lease and non-lease components and account for them as a single lease component. As our leases typically do not provide an implicit rate, we estimate our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives and direct costs. Lease expense is recognized on a straight-line basis over the lease term. We elected to not present leases with an initial term of 12 months or less on our Consolidated Balance Sheets. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities and are expensed as incurred and are not included within the ROU asset and lease liability calculation.
Advertising
Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2022, and 2021 were zero and $0.2 million, respectively.
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
Patent Defense Costs
Costs associated with patent applications, patent prosecution, patent defense and the maintenance of patents are charged to expense as incurred.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized and are reversed at such a time that realization is believed to be more-likely-than-not.

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
Concentrations of Credit Risk and Significant Customers
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and accounts and other receivables. Deposits held by banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.
We are subject to a concentration of revenues given certain key licensees that contributed a significant portion of our total revenues. See Note 12. Segment Reporting, Geographic Information and Significant Customers of the Notes to Consolidated Financial Statements for more details on customer revenue concentration.
We license technology primarily to companies in North America, Europe, and Asia. To reduce credit risk, management performs periodic credit evaluations of the financial conditions of our customer. We periodically evaluate potential credit losses to ensure adequate reserves are maintained, but historically we have not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. As such, our reserves for credit losses for the years ended December 31, 2022 and December 31, 2021 were not material due to our low credit risk.
Certain Significant Risks and Uncertainties
We operate in multiple industries and our operations can be affected by a variety of factors. For example, management believes that changes in any of the following areas could have a negative effect on our future financial position and results of operations: the impact of COVID-19 on our business, and the impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue, trends related thereto and the recognition and components thereof; our costs and expenses; including capital expenditures; our investment of surplus funds and sales of marketable securities; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans related to and the impact of current and future litigation and arbitration; our sublease and the timing and income related thereto; and our stock repurchase and equity distribution programs and equity distribution programs.
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

Recently Adopted Accounting Pronouncements
In November 2021, Financial Accounting Standard Board ("FASB") issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures that increase the transparency of transactions involving government grants, including the types of transactions, the accounting for those transactions, and the effect of those transactions on an entity’s financial statements. This new standard became effective for annual periods beginning after December 15, 2021. We adopted this new guidance in the first quarter of 2022. This adoption did not have a material impact on our consolidated financial statements.

2. REVENUE RECOGNITION
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the years ended December 31, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Fixed fee license revenue	$11,953	$5,843
Per-unit royalty revenue	26,225	28,846
Total royalty and license revenue	38,178	34,689
Development, services, and other revenue	283	400
Total revenues	$38,461	$35,089
Contract Assets
As of December 31, 2022, 2021 and 2020, we had contract assets of $7.7 million, $12.4 million and $11.6 million included within Prepaid expenses and other current assets, respectively. As of December 31, 2022, 2021 and 2020, $0.5 million and $1.7 million and $4.6 million included within Other assets on the Consolidated Balance Sheets, respectively.
Contract assets decreased by $5.9 million from January 1, 2022 to December 31, 2022, primarily due to actual royalties billed and the reduction in contact assets balance following our settlement agreement with Marquardt GmbH. Contract assets decreased by $2.0 million from January 1, 2021 to December 31, 2021, primarily due to actual royalties billed during the year.
Deferred Revenue
Based on contracts signed and payments received as of December 31, 2022, we expect to recognize $17.4 million in revenue related to Performance Obligation B under our fixed fee license agreements, which are satisfied over time, including $11.7 million over one to three years and $5.7 million over more than three years.
As of December 31, 2021, total deferred revenue was $21.5 million. In 2022, we recorded a $0.8 million increase in deferred revenue as a result to a new contract with a customer. We recognized $4.9 million of deferred revenue during 2022.
As December 31, 2020, total deferred revenue was $26.4 million.
3.  INVESTMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
We invest surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal.
We regularly review our investment portfolio to identify and evaluate investments that have indicators of possible impairment. Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. If the cost of an individual investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, we will record an impairment charge and establish a new cost basis for the investment.
Marketable securities as of December 31, 2022, and December 31, 2021, consisted of the following (in thousands):

	December 31, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$26,352	$—	$(3,143)	$23,209
U.S. treasury securities	25,640	182	(24)	25,798
Corporate bonds	13,496	48	(106)	13,438
Equity securities	53,273	2,776	(5,836)	50,213
	$118,761	$3,006	$(9,109)	$112,658

	December 31, 2021
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Mutual funds	$50,000	$—	$(338)	$49,662
Corporate bonds	6,996	290	—	7,286
Equity securities	38,100	—	(1,331)	36,769
	$95,096	$290	$(1,669)	$93,717

As of December 31, 2022, and December 31, 2021, marketable securities are as follows (in thousands):

	December 31, 2022
	Marketable Equity Securities	Marketable Debt Securities	Total
Mutual funds	$23,209	$—	$23,209
U.S. treasury securities	—	25,798	25,798
Equity securities	50,213	—	50,213
Corporate bonds	—	13,438	13,438
	$73,422	$39,236	$112,658

	December 31, 2021
	Marketable Equity Securities	Marketable Debt Securities	Total
Mutual funds	$49,662	$—	$49,662
Equity securities	36,769	—	36,769
Corporate bonds	—	7,286	7,286
	$86,431	$7,286	$93,717

The amortized costs and fair value of marketable debt securities, by contractual maturity, as of December 31, 2022 (in thousands) are as follows:

	December 31, 2022
	Amortized Cost	Fair Value
Less than 1 year	$22,014	$22,196
1 to 5 years	12,086	11,973
More than 5 years	5,036	5,067
Total	$39,136	$39,236
Derivative Financial Instruments
Our derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$2,987	$662	$3,649
	$2,987	$662	$3,649

	December 31, 2021
	Cost	Unrealized Gains	Fair Value
Derivative instruments	$6,370	$(103)	$6,267
	$6,370	$(103)	$6,267
A summary of realized and unrealized gains and losses from our equity securities and derivative instruments are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Net unrealized losses recognized on marketable equity securities	$(4,533)	$(1,669)
Net realized gains (losses) recognized on marketable equity securities	(4,085)	2,148
Net realized gains (losses) recognized on derivative instruments	5,493	(1,467)
Net unrealized gains (losses) recognized on derivative instruments	(662)	103
Net realized gains recognized on marketable debt securities	734	—
Total net gains (losses) recognized in interest and other income (loss), net	$(3,053)	$(885)
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

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of December 31, 2022, and December 31, 2021.
Financial instruments measured at fair value on a recurring basis as of December 31, 2022, and December 31, 2021 are classified based on the valuation technique in the table below (in thousands):

	December 31, 2022
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Certificates of deposit	$—	$5,300	$—	$5,300
U.S. treasury securities	—	25,798	—	25,798
Mutual funds	23,209	—	—	23,209
Equity securities	50,213	—	—	50,213
Corporate bonds	—	13,438	—	13,438
Total assets at fair value	$73,422	$44,536	$—	$117,958

Liabilities
Derivative instruments	$—	$3,649	$—	$3,649
Total liabilities at fair value	$—	$3,649	$—	$3,649

	December 31, 2021
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Mutual funds	$49,662	$—	$—	49,662
Equity securities	36,769	—	—	36,769
Corporate bonds	—	7,286	—	7,286
Total assets at fair value	$86,431	$7,286	$—	$93,717

Liabilities
Derivative instruments	$—	$6,267	$—	$6,267
Total liabilities at fair value	$—	$6,267	$—	$6,267
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
4.   BALANCE SHEETS DETAILS
Cash and Cash Equivalents
Cash and cash equivalents were as follow (in thousands):

	December 31, 2022	December 31, 2021
Cash	$9,630	$51,490
Certificates of deposit (1)	25,604	—
Money market funds	13,586	—
Cash and cash equivalents	$48,820	$51,490
(1) Represents certificates of deposit with initial or remaining maturity days of 90 days or less.
Investments - Current
Investments - current were as follows (in thousands):

	December 31, 2022	December 31, 2021
Certificates of deposit (2)	$5,300	$—
U.S. treasury securities	22,196	—
Marketable securities	73,422	86,431
Short-term investments	$100,918	$86,431
(2) Represents investments with remaining maturity days between 91 days and one year.
Accounts and Other Receivables
Accounts and other receivables were as follows (in thousands):

	December 31, 2022	December 31, 2021
Trade accounts receivables	$1,003	$1,235
Other receivables	232	735
Accounts and other receivables	$1,235	$1,970
Allowance for credit losses as of December 31, 2022, and December 31, 2021, were not material.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses	$1,576	$798
Contract assets - current	7,671	12,448
Other current assets	100	186
Prepaid expenses and other current assets	$9,347	$13,432
Investments - noncurrent
Investments- noncurrent are as follows (in thousands):

	December 31, 2022	December 31, 2021
U.S. treasury securities	$3,602	$—
Marketable debt securities	13,438	7,286
Investments- noncurrent	$17,040	$7,286
Other Assets
Other assets are as follows (in thousands):

	December 31, 2022	December 31, 2021
Contract assets - long-term	545	1,746
Lease right-of-use assets	360	912
Other assets	11	36
Total other assets	$916	$2,694
Other Current Liabilities
Other current liabilities are as follows (in thousands):

	December 31, 2022	December 31, 2021
Derivative instruments	$3,649	$6,267
Lease liabilities - current	486	1,098
Income taxes payable	2,700	2,057
Other current liabilities	1,418	1,825
Total other current liabilities	$12,465	$11,247

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
On September 29, 2017, Samsung filed an arbitration demand with the International Chamber of Commerce against us demanding that we reimburse Samsung for the imposed tax and penalties that Samsung paid to the Korean tax authorities. Samsung requested that we pay Samsung the amount of KRW7,841,324,165 (approximately $6.9 million) plus interest from and after May 2, 2017, plus the cost of the arbitration including legal fees.
On October 18, 2018, the Korea Tax Tribunal held a hearing and on November 19, 2018, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on Samsung. On behalf of Samsung, we filed an appeal with the Korea Administrative Court on February 15, 2019.
On March 27, 2019, we received the final award relating to the arbitration demand that Samsung had filed on September 29, 2017. The award ordered Immersion to pay Samsung KRW7,841,324,165 (approximately $6.9 million as of March 31, 2019), which we paid on April 22, 2019, denied Samsung’s claim for interest from and after May 2, 2017; and ordered Immersion to pay Samsung’s cost of the arbitration in the amount of approximately $871,454, which was paid in 2019.
On July 16, 2020, the Korea Administrative Court issued its ruling in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on Samsung should be cancelled with some litigation costs to be borne by the Korean tax authorities.
On August 1, 2020, the Korean tax authorities filed an appeal with the Korea High Court. The first hearing in the Korea High Court occurred on November 11, 2020. A second hearing occurred on January 13, 2021. A third hearing occurred on March 21, 2021. The Korea High Court had indicated that a final decision was originally expected on May 28, 2021, but instead, decided to hold a fourth hearing on July 9, 2021. On October 1, 2021, the Korea High Court issued its ruling in which it ruled that withholding taxes and penalties totaling approximately KRW6,186,218,586 (approximately $5.2 million) in national-level withholding tax and local withholding taxes imposed by the Korean tax authorities on Samsung for royalties paid to Immersion during the period of 2012 – 2014 be cancelled on the basis that the Korea tax authorities wrongfully engaged in a duplicative audit with respect to such time period. The Korea High Court also ruled that approximately KRW1,655,105,584 (approximately$1.4 million) of national-level withholding tax and local withholding taxes imposed by the Korean tax authorities on Samsung for royalties paid to Immersion during 2015 and 2016 be upheld in part on the basis that Immersion Software Ireland Limited did not have sufficient economic substance to be considered the beneficial owner of the royalties paid by Samsung to Immersion Software Ireland Limited. On or about October 22, 2021, the Korean tax authorities filed an appeal with the Korea Supreme Court with respect to certain portions of the Korea High Court decision and we filed an appeal with the Korea Supreme Court with respect to certain portions of the Korea High Court decision.
On December 1, 2021, the Korean tax authorities submitted its brief to the Korea Supreme Court challenging the cancellation by the Korea High Court of a portion of the withholding tax imposed by the Korean tax authorities. On December 3, 2021, we submitted our own brief to the Korea Supreme Court providing arguments in support of our position that Immersion Software Ireland Limited has sufficient economic substance to be considered the beneficial owner of the royalties paid by Samsung to Immersion Software Ireland Limited. Such brief also provided arguments challenging the calculation of the imposed withholding tax upheld by the Korea High Court. On December 2021, the Korean tax authorities filed a rebuttal brief relating to our brief filed on December 3, 2021. On December 29, 2021, we filed our rebuttal brief relating to the Korean tax authorities’ brief filed on December 1, 2021. On February 24, 2022, the Korea Supreme Court issued a decision affirming the rulings of the Korea High Court. We believe that any impairment in the Long-term deposits associated with the rulings of the Korea High Court was appropriately reflected in the Consolidated Balance Sheets.

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
LGE Korean Withholding Tax Matter
On October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014.  Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korea courts. In the second quarter of 2020, we recorded this deposit in Long-term deposits on our Consolidated Balance Sheets. In the event that we do not ultimately prevail in our appeal in the Korean courts, the deposit included in Long-term deposits would be recorded as additional income tax expense on our Consolidated Statements of Income and Comprehensive Income, in the period in which we do not ultimately prevail.
On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The first hearing occurred on October 15, 2019. A second hearing occurred on December 19, 2019. A third hearing occurred on February 13, 2020. A fourth hearing occurred on June 9, 2020. A fifth hearing occurred on July 16, 2020. We anticipated a decision to be rendered on or about October 8, 2020, but the Korea Administrative Court scheduled and held a sixth hearing for November 12, 2020. A seventh hearing occurred on January 14, 2021. An eighth hearing occurred on April 8, 2021. A ninth hearing occurred on June 24, 2021. A tenth hearing occurred on September 13, 2021. An eleventh hearing occurred on November 15, 2021. A twelfth hearing occurred on December 23, 2021. The Court had indicated that it expected to render a decision on this matter by the end of February 2022. However, due to a reshuffling of judges, another hearing, which was originally scheduled for April 14, 2022, occurred on July 7, 2022. A thirteenth hearing occurred on October 27, 2022. A fourteenth hearing occurred November 24, 2022. The Court had indicated that it expected to render a decision on this matter by December 31, 2022, but had subsequently updated the parties to indicate that a decision on this matter is expected by February 16, 2023. On February 15, 2023, we were informed that the Court had scheduled another hearing for April 27, 2023.

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Consolidated Statements of Income and Comprehensive Income. In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Consolidated Statements of Income and Comprehensive Income in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposits on our Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long-term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for a which we recorded in Long-term deposits on our Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.
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

Immersion Corporation vs. Meta Platforms, Inc., f/k/a Facebook, Inc.
On May 26, 2022, we filed a complaint against Meta Platforms, Inc. (formerly known as Facebook, Inc.) (“Meta”) in the United States District Court for the Western District of Texas. The complaint alleges that Meta’s augmented and virtual reality (“AR/VR”) systems, including the Meta Quest 2, infringe six of our patents that cover various uses of haptic effects in connection with such AR/VR systems. We are seeking to protect Meta from further infringement and to recover a reasonable royalty for such infringement.
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
•U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”
•U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”
•U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”
•U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”
Meta responded to our complaint on August 1, 2022. On September 12, 2022, Meta filed a motion to transfer the lawsuit to the Northern District of California or, in the alternative, to the Austin Division of the Western District of Texas. Meta’s motion remains pending, and a hearing on the transfer motion occurred on January 23, 2023. In the meantime, claim construction briefing is closed, and fact discovery opened on February 7, 2023. The claim construction hearing is scheduled for March 6, 2023.

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
On January 18, 2022, our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan"), which provides for a total number of shares reserved and available for grant and issuance equal to 3,525,119 shares plus up to an additional 855,351 shares that are subject to stock options or other awards previously granted under the 2011 Equity Incentive Plan.
Under our equity incentive plans, stock options may be granted at prices not less than the fair market value on the date of the grant for stock options. Stock options generally vest over four years and expire seven years from the grant date. Market condition-based stock awards are subject to a market condition whereby the closing price of our common stock must exceed a certain level for a number of trading days within a specified time frame or the awards will be canceled before expiration. RSAs generally vests over one year. RSUs generally vest over three years. Awards granted other than a stock option or a stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued.
A summary of our equity incentive program as of December 31, 2022, is as follows (in thousands):

Common stock shares available for grant	631
Stock options outstanding	140
RSUs outstanding	887
RSAs outstanding	119
PSUs outstanding	615
Time-Based Stock Options
The following summarizes activities for the time-based stock options for the year ended December 31, 2022:

	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	242	$8.04	4.44	$—
Granted	—	—
Exercised	—	—
Canceled or expired	(102)	8.55
Outstanding as of December 31, 2022	140	$7.67	4.03	$—
Vested and expected to vest at December 31, 2022	137	$7.67	4.03	$—
Exercisable at December 31, 2022	102	$7.66	4.02	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of our common stock for the options that were in-the-money.
We did not grant stock options in the year ended December 31, 2022.

Restricted Stock Units
The following summarizes RSU activities for the year ended December 31, 2022:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	224	$6.66	0.56	$1,280
Granted	1,000	5.65
Released	(271)	5.70
Forfeited	(66)	6.04
Outstanding at December 31, 2022	887	$5.85	1.31	$6,226
The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.
Restricted Stock Awards
The following summarizes RSA activities for the year ended December 31, 2022:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2021	—	$—	0
Granted	233	5.13
Released	(114)	4.78
Forfeited	—	—
Outstanding at December 31, 2022	119	$5.47	0.39
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

The following summarizes PSU activities for the year ended December 31, 2022:

	Number of Market Condition-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2021	67	$6.20	1.49
Granted	600	3.63
Released	(11)	6.20
Forfeited	(41)	6.20
Outstanding at December 31, 2022	615	$3.69	1.12

The assumptions used to value market condition-based restricted stock units granted during the year ended December 31, 2022 under our equity incentive program are as follows:

Years Ended December 31, 2022
Expected life (in years)	1.2
Volatility	58%
Interest rate	1.7%
Dividend yield	—
Employee Stock Purchase Plan
Under the 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock had been reserved for issuance under the ESPP. During the year ended December 31, 2022, 11,416 shares were purchased under the ESPP. As of December 31, 2022, 194,432 shares were available for future purchase under the ESPP. Effective February 1, 2023, our ESPP program was discontinued.
Stock-based Compensation Expense
Valuation and amortization methods
Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and ESPP for the year ended December 31, 2022, and 2021 is as follows (in thousands):

	Years Ended December 31,
	2022	2021
Stock options	$120	$386
RSUs, RSAs and PSUs	3,295	1,894
ESPP	2	58
Total	$3,417	$2,338

Sales and marketing	$61	$745
Research and development	117	742
General and administrative	3,239	851
Total	$3,417	$2,338
As of December 31, 2022, there was $8.6 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 2.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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
Stock Repurchase Program
On February 23, 2022, our Board of Directors (the "Board") approved a stock repurchase program of up to $30.0 million of our common stock for a period of up to twelve months (the "February 2022 Stock Repurchase Program"). Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The stock repurchase program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. The February 2022 Stock Repurchase Program was terminated on December 29, 2022.
In the year ended December 31, 2022, we repurchased 1,637,566 shares of our common stock for $8.9 million at an average purchase price of $5.46 per share. The February 2022 Stock Repurchase Program was terminated on December 29, 2022.

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the "December 2022 Stock Repurchase Program"), which terminated and superseded the stock repurchase program that had been approved by our Board of Directors on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The stock repurchase program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.
As of December 31, 2022, we have $50.0 million available for repurchase under the December 2022 Stock Repurchase Program.
Dividends Payment
On November 14, 2022, our Board of Directors ("Board") declared a quarterly dividend in the amount of $0.03 per share, which was paid on January 30, 2023, to stockholders of record on January 15, 2023. In addition, on December 29, 2022, our Board declared a special dividend in the amount of $0.10 per share, which was paid on January 30, 2023 to stockholders of record on January 15, 2023.

On February 21, 2023, our Board declared a second quarterly dividend, in the amount of $0.03 per share, which will be paid on April 28, 2023 to stockholders of record on April 13, 2023.

8. INCOME TAXES
Benefit from (provision for) income taxes the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Income before benefit from (provision for) income taxes	26,965	17,290
Benefit from (provision for) income taxes	3,699	(4,806)
Effective tax rate	(13.7)%	27.8%

Benefit from income taxes for the year ended December 31, 2022, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the year ended December 31, 2021 primarily consisted of estimated U.S. taxes, adjustments to uncertain tax positions withholding tax reserve, foreign taxes and foreign withholding taxes. We put a partial valuation allowance for certain federal assets and continue to maintain full valuation allowance for state and certain foreign deferred tax assets in the United States and Canada.
The components of our income before benefit from (provision for) income taxes were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Domestic	$14,552	$5,893
Foreign	12,413	11,397
Total	$26,965	$17,290

The benefit from (provision for) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Current:
U.S. federal	$458	$3,285
States and local	74	2
Foreign	871	934
Total current	1,403	4,221
Deferred:
U.S. federal	(5,694)	—
States and local	—	—
Foreign	592	585
Total deferred	(5,102)	585
Total benefit from (provision for) income taxes	$(3,699)	$4,806
Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards.
Significant components of the net deferred tax assets and liabilities consisted of (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$5,391	$7,638
State income taxes	15	1
Deferred revenue	3,498	4,502
Research and development and other credits	3,757	10,493
Reserve and accruals recognized in different periods	1,692	395
Capitalized research and development expenses	3,019	3,333
Depreciation and amortization	1,802	2,492
Lease liability	104	339
Total deferred tax assets	19,278	29,193
Valuation allowance	(12,341)	(27,239)
Net deferred tax assets	6,937	1,954
Deferred tax liabilities:
Right of use lease assets	(67)	(185)
Foreign credits	—	—
Other deferred tax liabilities	—	—
Total deferred tax liabilities	(67)	(185)
Net deferred taxes	$6,870	$1,769
We account for deferred taxes under ASC 740 which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization ("MLTN") threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2022, based on our assessment of the realizability of our deferred tax assets, we put partial valuation allowance for certain federal assets, whose future realization is not more likely than not and continue to maintain full valuation allowance for state and certain foreign deferred tax assets in the United States and Canada.
As of December 31, 2022, the net operating loss carryforwards for federal and state income tax purposes were approximately $12.0 million and $53.0 million, respectively. The state net operating losses begin to expire in 2029. The federal net operating losses for tax years after 2017 can be carried forward indefinitely. We have no net operating loss carryforward from foreign jurisdictions. As of December 31, 2022, we had federal and state tax credit carryforwards of approximately $3.2 million and $2.5 million, respectively, available to offset future tax liabilities. The federal credit carryforwards will expire between 2023 and 2039 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2022, we have Canadian research and development credit carryforwards of $1.8 million, which will expire at various dates through 2040. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.
Section 382 of the Internal Revenue Code (“IRC Section 382”) imposes limitations on a corporation’s ability to utilize its net operating losses and credit carryforwards if it experiences an “ownership change” as defined by IRC Section 382. Utilization of a portion of our federal net operating loss carryforward was limited in accordance with IRC Section 382, due to an ownership change that occurred during 1999. This limitation has fully lapsed as of December 31, 2010. As of December 31, 2022, we conducted an IRC Section 382 analysis with respect to our net operating loss and credit carryforwards and determined there was no limitation. There can be no assurance that future issuances of our securities will not trigger limitations under IRC Section 382 which could limit utilization of these tax attributes.
The reconciliation of federal statutory income tax rate to our effective tax rate was as follows (in thousands):

	Years Ended December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
Foreign withholding	0.3%	0.4%
Stock-based compensation expense	0.3%	0.6%
Foreign rate differential	(2.3)%	(7.9)%
Prior year true-up items	(0.9)%	0.1%
Tax reserves	5.3%	(2.3)%
Loss on expiration of capital loss carryover	—%	—%
FTC	1.4%	—%
Other	0.7%	2.7%
FTC conversion true up	—%	(11.1)%
2017 Tax Act impact	—%	—%
State taxes, net of federal benefit	0.2%	—%
Global intangible low-taxed income	6.4%	9.7%
Nondeductible officers compensation	1.1%	—%
Irish corporation restructure	—%	—%
Valuation allowance	(47.2)%	14.6%
Effective tax rate	(13.7)%	27.8%
The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, we are subject to withholding taxes payable to various foreign countries. As of December 31, 2022, any foreign withholding taxes on the undistributed earnings of our foreign subsidiaries were immaterial.

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

	Years Ended December 31,
	2022	2021
Balance at beginning of year	7,569	4,525
Gross increases for tax positions of prior years	(2,170)	1
Gross decreases for federal tax rate change for tax positions of prior years	647	—
Gross increases for tax positions of current year	1,146	3,296
Settlements	—	—
Lapse of statute of limitations	(99)	(253)
Balance at end of year	7,093	7,569
The unrecognized tax benefits relate primarily to federal and state research and development credits, intercompany profit on the transfer of certain IP rights to one of our foreign subsidiaries as part of our tax reorganization completed in 2015 and withholding tax reserve. Based on our assessment of the developments in the Samsung case (South Korea withholding taxes) in October of 2021, we provided for an additional income tax expense of $0.3 million in 2022. We also settled $1.4 million previously accrued Samsung case liability in 2022.
We account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2021, we accrued $0.1 million interest or penalties related to uncertain tax positions. As of December 31, 2022, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, was $0.
Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2008 through the current period.
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
The following is a reconciliation of the denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021
Denominator:
Weighted-average shares outstanding, basic	33,280	31,459
Shares related to outstanding options, unvested RSUs, RSAs, PSUs and ESPP	228	310
Weighted average shares outstanding, diluted	33,508	31,769
We include market condition-based performance restricted stock units in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the years ended December 31, 2022, and 2021, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Stock options	184	225
Restricted stock units, restricted stock awards and market condition-based restricted stock units	25	—
Total	209	225

10. LEASES
We lease our office space under lease arrangements with expiration dates on or before April 25, 2024. We recognize lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We combine lease and non-lease components for new and reassessed leases. We apply discount rates to operating leases using a portfolio approach.
Below is a summary of our ROU assets and lease liabilities (in thousands):

	Balance Sheets Classification	December 31 2022	December 31, 2021
Assets
Right-of-use assets	Other assets	$360	$912
Liabilities
Operating lease liabilities - current	Other current liabilities	486	1,098
Operating lease liabilities - long-term	Other long-term liabilities	56	550
Total lease liabilities		$542	$1,648
The table below provides supplemental information related to operating leases during the years ended December 31, 2022, and 2021 (in thousands except for lease term):

	Years Ended December 31,
	2022	2021
Cash paid within operating cash flow	$1,264	$1,491
Weighted average lease terms (in years)	0.70	1.40
Weighted average discount rates	3.93%	N/A
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

On January 31, 2022, we entered into an agreement to lease a 1,390 square feet of office space in Aventura, Florida (“Aventura Lease”). We use this facility as our principal executive offices and for general administrative functions. This lease commenced in the first quarter of 2022 and expires in the first quarter of 2024. We accounted for this lease as an operating lease in accordance with the provisions of ASC 842 Leases (“ASC 842”). In the first quarter of 2022, we recorded a lease liability of $0.1 million, which represents the present value of the lease payments using an estimated incremental borrowing rate of 3.93%. We also recognized a right-to-use asset ("ROU") of $0.1 million which represents our right to use an underlying asset for the lease term.
On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. (“Neato”) for our facility located in San Jose, California (the "San Jose Facility"). This sublease commenced in June 2020 and ends on April 30, 2023 which is the lease termination date of the original San Jose Facility lease. In accordance with provisions of ASC 842, we treated the sublease as a separate lease as we were not relieved of the primary obligation under the original lease. We continue to account for the original San Jose Facility, as a lessee, in the same manner as prior to the commencement date of the sublease. We accounted for the sublease as a lessor of the lease. We classified the sublease as an operating lease as it did not meet the criteria of a Sale-Type or Direct Financing lease. At the commencement date of the sublease, we recognized initial direct costs of $0.3 million. These deferred costs will be amortized over the term of the sublease payments. As of December 31, 2022, the unamortized balance of the deferred costs are not material.
We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Consolidated Statements of Income and Comprehensive Income over the lease terms. During the year ended December 31, 2022, and 2021, our net operating lease expenses are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Operating lease costs	$906	$834
Variable lease payments	426	399
Sublease income	(1,143)	(1,030)
Total lease cost (income)	$189	$203
Minimum future lease payments obligations as of December 31, 2022, are as follows (in thousands):

For the Years Ending December 31,
2023	$594
2024	39
Total lease payments	633
Less: Interest	(91)
Total lease liability	$542
Future cash receipts from our sublease agreements as of December 31, 2022, are as follows (in thousands):

For the Years Ending December 31,
2023	$550
2024	33
Total	$583

11. SEGMENT REPORTING, GEOGRAPHIC INFORMATION, AND SIGNIFICANT CUSTOMERS
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
Revenue by Market Area
The following is a summary of revenues by market areas. Revenue as a percentage of total revenues by market are as follows:

	Years Ended December 31,
	2022	2021
Mobile, Wearables, and Consumer	60%	60%
Gaming Devices	21	21
Automotive	13	19
Other	6	—
Total	100%	100%
Geographic Revenue
Revenues are broken out geographically by the location of the customer. A summary of revenue by region as a percentage of total revenues are as follows:

	Years Ended December 31,
	2022	2021
Asia	62%	76%
North America	28	12
Europe	10	12
Total	100%	100%

A summary of revenue by country as a percentage of total revenues are as follows:

	Years Ended December 31,
	2022	2021
Korea	33%	38%
United States of America	28	12
Japan	27	29
Germany	7	10
Other countries with less than 10% in a year	5	11
Total	100%	100%

Property and Equipment, net by Country
Property and equipment, net by geographic areas as a percentage of total property and equipment, net are as follows:

	December 31,
	2022	2021
Canada	97%	89%
United States of America	2	11
Rest of World	1	—
Total	100%	100%
Significant Customers
During the year ended December 31, 2022, three customers accounted for 31%, 18% and 13% of our total revenue, respectively. In 2021, two customers accounted for 34% and 12% of our total revenues, respectively.
A summary of customers with 10% or greater of our outstanding accounts and other receivables are as follows:

	Years Ended December 31,
	2022	2021
Customer A	60%	*
Customer B	21%	*
Customer C	12%	10%
Customer D	*	44%
Customer E	*	20%
Customer F	*	19%
* Represents less than 10% of our total accounts and other receivables.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Control and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended) as of December 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on these criteria.
Changes in internal control over financial reporting
There were no changes to internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to directors and executive officers is incorporated by reference from the sections entitled “Election of Directors”, “Corporate Governance”, “Ownership of Our Equity Securities”, and “Audit Committee Report” in Immersion’s definitive Proxy Statement for its 2023 annual stockholders’ meeting.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in Immersion’s definitive Proxy Statement for its 2023 annual stockholders’ meeting and is incorporated herein by reference.
We have adopted a code of ethics applicable to our employees, including our principal executive, financial and accounting officers, and it is available free of charge, on our website’s investor relations page. To view the code of ethics, go to ir.immersion.com, click on “Download Library” and click on “Governance.” Future amendments or waivers relating to the code of ethics will be disclosed on the webpage referenced in this paragraph within 4 business days following the date of such amendment or waiver.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors”, “Director Compensation”, “Corporate Governance”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, and “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2023 annual stockholders’ meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the section entitled “Ownership of Our Equity Securities” and “Equity Compensation Plan Information” in Immersion’s definitive Proxy Statement for its 2023 annual stockholders’ meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the section entitled “Corporate Governance” and “Related Person Transactions” in Immersion’s definitive Proxy Statement for its 2023 annual stockholders’ meeting.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2023 annual stockholders’ meeting.

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Form:

1	Financial Statements

2	Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3	Exhibits:
The following exhibits are filed herewith:

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	File No.	Exhibit	Filing Date
3.1		Immersion Corporation Amended and Restated Bylaws, effective as of August 12, 2022					X
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
4.1		Description of Securities					X
4.2		Section 382 Tax Benefits Preservation Plan, dated as of November 17, 2021, by and between Immersion Corporation and Computershare Trust Company, N.A., as Rights Agent.	8-K	000-27969	4.1	November 17, 2021
10.1	*	1999 Employee Stock Purchase Plan and form of subscription agreement thereunder	S-1/A	333-86361	10.21	October 5, 1999
10.2	#	License Agreement dated as of July 25, 2003 by and between Microsoft Corporation and Immersion Corporation	S-3/A	333-108607	10.4	February 13, 2004
10.3	*	Form of Indemnity Agreement					X
10.4	*	Immersion Corporation 2011 Equity Incentive Plan, as amended April 24, 2019	8-K	001-38334	10.1	June 18, 2019
10.5	*	Form of Stock Option Award Agreement for Immersion Corporation 2011 Equity Incentive Plan.	S-8	333-233353	4.4	August1, 2019,
10.6	*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive Plan.	10-Q	000-27969	10.3	August 5, 2011
10.7	*	Form of Restricted Stock Agreement for Immersion Corporation 2011 Equity Incentive Plan.	S-8	333-233353	4.6	August 19, 2011
10.8	*	Form of Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive	10-K	000-38334	10.14	March 5, 2021
10.9	*	Amended and Restated Immersion Corporation 2021 Equity Incentive Plan (effective January 20, 2023)					X
10.10	*	Form of Stock Option Award Agreement for Immersion Corporation 2021 Equity Incentive Plan.	10-K	000-38334	10.13	February 25, 2022
10.11	*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2021 Equity Incentive Plan.					X
10.12	*	Form of Restricted Stock Agreement for Immersion Corporation 2021 Equity Incentive Plan.					X
10.13	*	Form of Amendment to Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2021 Equity Incentive Plan					X

10.14		Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	10.2	November 7, 2011
10.15		First Amendment to Office Lease dated November 12, 2014 by and between Immersion Corporation and BSREP Rio Robles LLC	8-K	000-27969	10.1	November 14, 2014
10.16		Sublease, dated March 12, 2020, by and between Immersion Corporation and Neato Robotics, Inc.	10-Q	001-38334	10.3	May 8, 2020
10.17		First Amendment to Sublease, dated May 1, 2020, by and between Immersion Corporation and Neato Robotics, Inc.	10-Q	001-38334	10.1	May 8, 2020
10.18		Office Lease, dated as of February 23, 2020, between 330 Townsend (SF) Owner, LLC and Immersion Corporation	10-Q	001-38334	10.4	May 8, 2020
10.19		Lease Agreement, dated January 26, 2022, by and between Immersion Corporation and COFE CIX Aventura, LLC	10-K	001-38334	10.27	February 25, 2022
10.20	#	Settlement and License Agreement, dated as of January 26, 2018, by and between Immersion Corporation and Apple Inc.	10-Q/A	001-38334	10.2	July 31, 2018
10.21		Settlement and License Agreement, dated as of May 12, 2019, by and between Immersion Corporation and Samsung Electronics Co. Ltd	10-Q	001-38334	10.1	August 14, 2019
10.22	*	Form of Change of Control and Severance Agreement	8-K	001-38334	10.2	May 25, 2022
10.23	*	Change of Control and Severance Agreement, dated May 26, 2022, by and between Immersion Corporation and Eric Singer	10-Q	001-38334	10.1	November 14, 2022
10.24	*	Amended and Restated Change of Control and Severance Agreement, dated January 3, 2023, between Immersion Corporation and Eric Singer	8-K	001-38334	10.2	May 27, 2022
10.25	*	Offer Letter, dated December 30, 2022, between Immersion Corporation and Eric Singer	8-K	001-38334	10.1	January 3, 2023
10.26	*	Summary of Compensation Information of William Martin, the Company’s Chief Strategy Officer					X
10.27	*	Change of Control and Severance Agreement, dated May 26, 2022, by and between Immersion Corporation and William C. Martin	10-Q	001-38334	10.2	November 14, 2022
10.28	*	Change of Control and Severance Agreement, dated May 26, 2022, by and between the Company and Francis Jose	10-Q	001-38334	10.3	November 14, 2022
10.29	*	Summary of Compensation Information of Francis Jose, General Counsel					X
10.30	*	Offer Letter, dated as of December 2, 2019, by and between Immersion Corporation and Aaron Akerman	10-K	001-38334	10.21	March 6, 2020
10.31	*
Retention and Ownership Change Event Agreement, effective as of December 11, 2019, by and between Immersion Corporation and Aaron Akerman, as amended by that certain Amendment No. 1 dated February 27, 2020.
							X
10.32	*	Summary of Compensation Information of Aaron Akerman, Chief Financial Officer					X
10.33		Description of 2022 Executive Bonus Plan					X
10.34		Equity Distribution Agreement, dated as of July 6, 2021, by and between Immersion Corporation and Craig-Hallum Capital Group LLC	8-K	001-38334	1.1	July 6, 2021
21.1		Subsidiaries of Immersion Corporation.					X

23.1		Consent of Armanino LLP, Independent Registered Public Accounting Firm, with respect to the fiscal year ended December 31, 2021.	X
23.2		Consent of Plante and Moran, PLLC, Independent Registered Public Accounting Firm, with respect to the fiscal year ended December 31, 2022.	X
31.1		Certification of Francis Jose, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	+	Certification of Francis Jose, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	+	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS		XBRL Report Instance Document	X
101.SCH		XBRL Taxonomy Extension Schema Document	X
101.CAL		XBRL Taxonomy Calculation Linkbase Document	X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB		XBRL Taxonomy Label Linkbase Document	X
101.PRE		XBRL Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

Date: February 22, 2023

IMMERSION CORPORATION

By	/S/ AARON AKERMAN
Aaron Akerman
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Singer and Aaron Akerman, jointly and severally, his or her his Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ERIC SINGER	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 22, 2023
Eric Singer

/S/ AARON AKERMAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2023
Aaron Akerman

/S/WILLIAM C. MARTIN	Chief Strategy Officer and Director	February 22, 2023
William C. Martin

/S/ SUMIT AGARWAL	Director	February 22, 2023
Sumit Agarwal

/S/ ELIAS NADER	Director	February 22, 2023
Elias Nader

/S/ FREDERICK WASCH	Director	February 22, 2023
Frederick Wasch