Form 10-Q
period 2023-03-31
IMMERSION CORP
filed 2023-05-11
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares of common stock outstanding at May 5, 2023 was 32,633,851.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$27,484	$48,820
Investments - current	120,920	100,918
Accounts and other receivables	1,736	1,235
Prepaid expenses and other current assets	8,925	9,347
Total current assets	159,065	160,320
Property and equipment, net	272	293
Investments - noncurrent	25,604	17,040
Long-term deposits	4,306	4,324
Deferred tax assets	7,217	7,217
Other assets	654	916
Total assets	$197,118	$190,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22	$86
Accrued compensation	770	2,029
Deferred revenue - current	4,766	4,766
Other current liabilities	14,046	12,465
Total current liabilities	19,604	19,346
Deferred revenue - noncurrent	11,440	12,629
Other long-term liabilities	345	435
Total liabilities	31,389	32,410
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital	322,847	322,714
Accumulated other comprehensive income	577	202
Accumulated deficit	(61,738)	(70,016)
Treasury stock	(95,957)	(95,200)
Total stockholders’ equity	165,729	157,700
Total liabilities and stockholders’ equity	$197,118	$190,110

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Royalty and license	$7,009	$7,230
Development, services, and other	65	78
Total revenues	7,074	7,308
Operating expenses:
Sales and marketing	96	486
Research and development	130	513
General and administrative	3,589	2,706
Total operating expenses	3,815	3,705
Operating income	3,259	3,603
Interest and other income (loss), net	6,526	2,034
Income before provision for income taxes	9,785	5,637
Provision for income taxes	(1,507)	(561)
Net income	$8,278	$5,076
Basic net income per share	$0.25	$0.15
Shares used in calculating basic net income per share	32,603	33,996
Diluted net income per share	$0.25	$0.15
Shares used in calculating diluted net income per share	33,085	34,268
Other comprehensive income, net of tax
Deferred gains on available-for-sale marketable debt securities	565	530
Realized gains on available-for-sale marketable debt securities reclassified to net income	(190)	$(289)
Total comprehensive income	$8,653	$5,317

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2022	46,974,598	$322,714	$202	$(70,016)	14,727,582	$(95,200)	$157,700
Net income	—	—	—	8,278	—	—	8,278
Unrealized gain on available-for-sale securities, net of taxes	—	—	375	—	—	—	375
Release of restricted stock units and awards, net of shares withheld	401,955	—	—	—	97,936	(757)	(757)
Issuance of stock for ESPP purchase	1,298	6	—	—	—	—	6
Shares issued to an employee in lieu of cash compensation	50,643	385	—	—	—	—	385
Dividends declared	—	(1,204)	—	—	—	—	(1,204)
Stock-based compensation	—	946	—	—	—	—	946
Balances at March 31, 2023	47,428,494	$322,847	$577	$(61,738)	14,825,518	$(95,957)	$165,729

	Three Months Ended March 31, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2021	46,534,198	$323,296	$412	$(100,680)	12,143,433	$(81,733)	$141,295
Net income	—	—	—	5,076	—	—	5,076
Unrealized gain on available-for-sale securities, net of taxes	—	—	241	—	—	—	241
Stock repurchases					938,781	(4,442)	(4,442)
Release of restricted stock units and awards	116,811	—	—	—	—	—	—
Issuance of stock for ESPP purchase	7,725	34	—	—	—	—	34
Shares issued in connection with public offering, net of issuance costs	—	5	—	—	—	—	5
Stock-based compensation	—	1,141	—	—	—	—	1,141
Balances at March 31, 2022	46,658,734	$324,476	$653	$(95,604)	13,082,214	$(86,175)	$143,350

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$8,278	$5,076
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of property and equipment	21	35
Reduction in carrying value of right of use assets	151	171
Stock-based compensation	946	1,141
Net gains on investment in marketable securities	(3,683)	(3,534)
Net (gain) loss on derivative instruments	(615)	2,795
Foreign currency remeasurement losses	—	131
Shares issued to an employee in lieu of cash compensation	385	—
Other	(26)	(17)
Changes in operating assets and liabilities:
Accounts and other receivables	(501)	(109)
Prepaid expenses and other current assets	383	1,644
Long-term deposits	18	4,611
Other assets	113	757
Accounts payable	(68)	52
Accrued compensation	(1,259)	12
Other current liabilities	602	(77)
Deferred revenue	(1,189)	(1,295)
Other long-term liabilities	(33)	(355)
Net cash and cash equivalents provided by operating activities	3,523	11,038
Cash flows provided by (used in) investing activities:
Purchases of marketable securities and other investments	(54,954)	(36,778)
Proceeds from sale or maturities of marketable securities and other investments	30,771	39,899
Proceeds from sale of derivative instruments	5,844	6,817
Payments for settlement of derivative instruments	(1,369)	(5,105)
Net cash and cash equivalents provided by (used in) investing activities	(19,708)	4,833
Cash flows provided by (used in) financing activities:
Dividends payments to stockholders	(4,400)	—
Payment for purchases of treasury stock	—	(4,442)
Shares withheld to cover payroll taxes	(757)	—
Other financing activities	6	39
Net cash and cash equivalents used in financing activities	(5,151)	(4,403)
Net increase (decrease) in cash and cash equivalents	(21,336)	11,468
Cash and cash equivalents:
Beginning of period	48,820	51,490
End of period	$27,484	$62,958

 See accompanying Notes to Condensed Consolidated Financial Statements.

4

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$19	$17
Supplemental disclosure of non-cash investing, and financing activities:
Dividends declared but not yet paid	$1,015	$—
Leased assets obtained in exchange for new operating lease liabilities	$—	$120

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Immersion Corporation (the “Company”, “Immersion”, “we” or “us”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. We focus on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. We have adopted a business model under which we provide advanced tactile software, related tools and technical assistance designed to help integrate our patented technology into our customers’ products or enhance the functionality of our patented technology to certain customers, and offer licenses for our patented technology to other customers.

Impact of COVID-19

The outbreak of a novel strain of coronavirus (“COVID-19”) caused governments and public health officials around the world to implement stringent measures to help control the spread of the virus. In response to the COVID-19 pandemic, we implemented work-from-home and restricted travel policies in the first quarter of 2020, but have since lifted our travel restriction and our employees now work either from the office or from home.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Immersion and our wholly-owned subsidiaries. All intercompany accounts, transactions, and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. GAAP and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of the condensed consolidated financial statements. Significant estimates include revenue recognition, fair value of financial instruments, useful lives of property and equipment, valuation of income taxes including uncertain tax provisions, stock-based compensation and long-term deposits for withholding taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

Segment Information

We develop, license, and support a wide range of software and intellectual property (“IP”) that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial. We manage these application areas in one operating and reporting segment with only one set of management, development, and administrative personnel.

Our chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM approves budgets and allocates resources to and assesses the performance of our business using information about our revenue and operating loss. There is only one segment that is reported to management.

Recent Account Pronouncements

We do not expect recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2023, to have significant impact on our financial positions and results of operations.

2. REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the disaggregation of our revenue for the three months ended March 31, 2023, and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed fee license revenue	$1,214	$1,745
Per-unit royalty revenue	5,795	5,485
Total royalty and license revenue	7,009	7,230
Development, services, and other revenue	65	78
Total revenues	$7,074	$7,308

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

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. In the three months ended March 31, 2023, we recorded adjustments of $0.4 million to increase royalty revenue. We recorded adjustments of $0.3 million to increase royalty revenue during the three months ended March 31, 2022.

Contract Assets

As of March 31, 2023, we had contract assets of $6.8 million included within Prepaid expenses and other current assets, and $0.4 million included within Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2022, we had contract assets of $7.7 million included within Prepaid expenses and other current assets, and $0.5 million included within Other assets on the Condensed Consolidated Balance Sheets.

Contract assets decreased by $1.1 million from January 1, 2023, to March 31, 2023, primarily due to actual royalties billed during the quarter.

Deferred Revenue

We recognize revenue from a fixed fee license agreement when we have satisfied our performance obligations, which typically occurs upon the transfer of rights to our technology upon the execution of the license agreement. However, in certain contracts, we grant a license to our existing patent portfolio at the inception of the license agreement as well as rights to the portfolio as it evolves throughout the contract term. For such arrangements, we have concluded that there are two separate performance obligations:

•          Performance Obligation A: Transfer of rights to our patent portfolio as it exists when the contract is executed; and

•          Performance Obligation B: Transfer of rights to our patent portfolio as it evolves over the term of the contract, including access to new patent applications that the licensee can benefit from over the term of the contract.

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

Based on contracts signed and payments received as of March 31, 2023, we expect to recognize $16.2 million in revenue related to Performance Obligation B under our fixed fee license agreements, which are satisfied over time, including $10.5 million over one to three years and $5.7 million over more than three years.

As of December 31, 2022, total deferred revenue was $17.4 million. We recognized $1.2 million of deferred revenue during the three months ended March 31, 2023.

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

Marketable securities as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Mutual funds	$26,683	$—	$(2,988)	$23,695
Equity securities	56,485	4,877	(6,077)	55,285
Total marketable equity securities	83,168	4,877	(9,065)	78,980
Marketable debt securities
U.S. treasury securities	48,534	413	(13)	48,934
Corporate bonds	18,555	211	(156)	18,610
Total marketable debt securities	67,089	624	(169)	67,544
	$150,257	$5,501	$(9,234)	$146,524

	December 31, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Mutual funds	$26,352	$—	$(3,143)	$23,209
Equity securities	53,273	2,776	(5,836)	50,213
Total marketable equity securities	79,625	2,776	(8,979)	73,422
Marketable debt securities
U.S. treasury securities	25,640	182	(24)	25,798
Corporate bonds	13,496	48	(106)	13,438
Total marketable debt securities	39,136	230	(130)	39,236
	$118,761	$3,006	$(9,109)	$112,658

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of March 31, 2023 (in thousands) are as follows:

	March 31, 2023
	Amortized Cost	Fair Value
Less than 1 year	$41,559	$41,939
1 to 5 years	20,247	20,204
More than 5 years	5,283	5,400
Total	$67,089	$67,543

Derivative Financial Instruments

Our derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$6,848	$662	$7,510
	$6,848	$662	$7,510

	December 31, 2022
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$2,987	$662	$3,649
	$2,987	$662	$3,649

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net unrealized gains recognized on marketable equity securities	$2,014	$2,140
Net realized gains recognized on marketable equity securities	1,669	1,026
Net unrealized losses recognized on derivative instruments	(102)	(2,661)
Net realized gains (losses) recognized on derivative instruments	717	(134)
Net realized gains recognized on marketable debt securities	—	368
Total net gains recognized in interest and other income (loss), net	$4,298	$739

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

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of March 31, 2023, and December 31, 2022.

Financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are classified based on the valuation technique in the table below (in thousands):

	March 31, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$—	$48,934	$—	$48,934
Mutual funds	23,695	—	—	23,695
Equity securities	55,285	—	—	55,285
Corporate bonds	—	18,610	—	18,610
Total assets at fair value	$78,980	$67,544	$—	$146,524

Liabilities
Derivative instruments	$—	$7,510	$—	$7,510
Total liabilities at fair value	$—	$7,510	$—	$7,510

	December 31, 2022
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Certificate of deposit	$—	$5,300	$—	$5,300
U.S.treasury securities	—	25,798	—	25,798
Mutual funds	23,209	—	—	23,209
Equity securities	50,213	—	—	50,213
Corporate bonds	—	13,438	—	13,438
Total assets at fair value	$73,422	$44,536	$—	$117,958

Liabilities
Derivative instruments	$—	$3,649	$—	$3,649
Total liabilities at fair value	$—	$3,649	$—	$3,649

4.   BALANCE SHEETS DETAILS

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash	$7,972	$9,630
Money market funds	19,512	13,586
Certificates of deposit (1)	—	25,604
Cash and cash equivalents	$27,484	$48,820
(1) Represents certificates of deposit with initial maturity days of 90 days or less.

Investments - Current

Investments - current were as follows (in thousands):

	March 31, 2023	December 31, 2022
Certificates of deposit (2)	$—	$5,300
Marketable securities	78,981	73,422
U.S. treasury securities	41,939	22,196
Short-term investments	$120,920	$100,918

(2) Represents investments with initial maturity days between 91 days and one year.

Accounts and Other Receivables

Accounts and other receivables were as follows (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts receivables	$491	$1,003
Other receivables	1,245	232
Accounts and other receivables	$1,736	$1,235

Allowance for credit losses as of March 31, 2023 and December 31, 2022 were not material.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were as follows (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$2,033	$1,576
Contract assets - current	6,837	7,671
Other current assets	55	100
Prepaid expenses and other current assets	$8,925	$9,347

Investments - noncurrent

Investments- noncurrent were as follows (in thousands):

	March 31, 2023	December 31, 2022
U.S. treasury securities	$6,994	$3,602
Marketable debt securities	18,610	13,438
Investments- noncurrent	$25,604	$17,040

Other Assets

Other assets were as follows (in thousands):

	March 31, 2023	December 31, 2022
Contract assets - long-term	436	545
Lease right-of-use assets	210	360
Other assets	8	11
Total other assets	$654	$916

Other Current Liabilities

Other current liabilities were as follows (in thousands):

	March 31, 2023	December 31, 2022
Derivative instruments	$7,510	$3,649
Lease liabilities - current	263	486
Income taxes payable	4,156	2,700
Dividends payable	1,015	4,212
Other current liabilities	1,102	1,418
Total other current liabilities	$14,046	$12,465

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

 LGE Korean Withholding Tax Matter

On October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland, a subsidiary of the Company, from 2012 to 2014. Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2020, we recorded this deposit in Long-term deposits on our Condensed Consolidated Balance Sheets.

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The Company has had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. The Korea Administrative Court had indicated that it expected to render a decision on this matter by December 31, 2022, but had subsequently updated the parties to indicate that a decision on this matter was expected by February 16, 2023. On February 15, 2023, we were informed that the Korea Administrative Court had scheduled another hearing for April 27, 2023 due to a change in the main judge for this matter. We had a hearing on April 27, 2023, and the Korea Administrative Court indicated that it expects to render a decision on this matter by June 8, 2023.

On April 25, 2023, we received notice from LGE requesting us to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022 in the amount of KRW 3,025,251,775 (approximately $2.3 million). We are currently evaluating our next steps with respect to the reimbursement of such withholding taxes in accordance with our obligations pursuant to the license agreement with LGE. As of March 31, 2023, we have accrued $0.3 million of withholding taxes, interest and penalties related to the 2018 to 2022 period for which the Korean tax authorities have recently assessed LGE. The additional income tax is accrued in Other Current Liabilities in our Condensed Consolidated Balance Sheets.

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Condensed Consolidated Statements of Income and Comprehensive Income. In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long-term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for which we recorded in Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.

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

The complaint against Meta asserts infringement of the following patents:

•        U.S. Patent No. 8,469,806: “System and method for providing complex haptic stimulation during input of control gestures, and relating to control of virtual equipment”

•        U.S. Patent No. 8,896,524: “Context-dependent haptic confirmation system”

•        U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”

•        U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

Meta responded to our complaint on August 1, 2022.  On September 12, 2022, Meta filed a motion to transfer the lawsuit to the Northern District of California or, in the alternative, to the Austin Division of the Western District of Texas. Meta’s motion remains pending, and a hearing on the transfer motion occurred on January 23, 2023. In the meantime, the claim construction briefing is closed, and fact discovery opened on February 7, 2023.  The claim construction hearing was scheduled for March 6, 2023, but was rescheduled by the Court for April 24, 2023 and again rescheduled to May 11, 2023.

Immersion Corporation vs. Xiaomi Group

On or about March 3, 2023, we initiated patent infringement lawsuits against several companies of the Xiaomi-Group (the “Xiaomi-Group”) in Germany, France and India. We initiated lawsuits against Xiaomi-Group companies and their agents in the Düsseldorf Regional Court in Germany, the Tribunal judiciaire de Paris (Paris First Instance Civil Court) in France, and the High Court of Delhi, at New Delhi, in India.

The complaints allege that the Xiaomi-Group’s devices, including the Xiaomi 12, infringe our patents that cover various uses of haptic effects in connection with such devices. We are seeking injunctions that would allow us to prohibit Xiaomi-Group from selling the infringing devices in Germany, France and India, as well as costs and damages as compensation for such infringement.

The complaints against the Xiaomi-Group assert infringement of the following patents:

•        EP 2 463 752 B1 (German part) titled “Haptisches Feedback-System mit gespeicherten Effekten”

•        EP 2 463 752 B1 (French part) titled “Système de rendu haptique avec stockage d’effets”

•        IN 304 396 (India) titled “Haptic Feedback System With Stored Effects”

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

On January 18, 2022, our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for a total number of shares reserved and available for grant and issuance equal to 3,525,119 shares plus up to an additional 855,351 shares that are subject to stock options or other awards granted under the 2011 Equity Incentive Plan. On March 30, 2023, our stockholders approved an amendment to the 2021 Plan to increase the number of shares reserved for issuance under the 2021 Plan by 4,621,488 shares.

Under our equity incentive plans, stock options may be granted at prices not less than the fair market value on the date of grant for such stock options. Stock options generally vest over four years and expire seven years from the applicable grant date. Market condition-based stock awards are subject to a market condition whereby the closing price of our common stock must exceed a certain level for a number of trading days within a specified time frame or the awards will be canceled before expiration. RSAs generally vests over one year. RSUs generally vest over three years. Awards granted other than a stock option or a stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued.

A summary of our equity incentive program as of March 31, 2023 is as follows (in thousands):

Common stock shares available for grant	5,158
Stock options outstanding	140
RSUs outstanding	754
RSAs outstanding	75
PSUs outstanding	413

Time-Based Stock Options

The following summarizes time-based stock options activities for the three months ended March 31, 2023:

	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	140	$7.57	4.03	$—
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding as of March 31, 2023	140	$7.57	3.78	$193
Vested and expected to vest at March 31, 2023	138	$7.57	3.78	$190
Exercisable at March 31, 2023	111	$7.57	3.78	$153

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of our common stock for the options that were in-the-money.

We did not grant stock options in the three months ended March 31, 2023.

Restricted Stock Units

The following summarizes RSU activities for the three months ended March 31, 2023:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	887	$5.85	2.38	$6,226
Granted	—	—
Released	(82)	5.67
Forfeited	(51)	6.91
Outstanding at March 31, 2023	754	$5.79	2.22	$6,738

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards

The following summarizes RSA activities for the three months ended March 31, 2023:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2022	119	$5.47	1.31
Granted	75	8.31
Released	(119)	5.47
Forfeited	—	—
Outstanding at March 31, 2023	75	$8.31	1.00

Market Condition-Based Performance Stock Units

The following summarizes PSU activities for the three months ended March 31, 2023:

	Number of Market Condition-Based Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2022	615	$3.69	1.12
Granted	—	—
Released	(202)	3.65
Forfeited	—	—
Outstanding at March 31, 2023	413	$3.71	1.00

Employee Stock Purchase Plan

Under our 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock have been reserved for issuance under the ESPP. During the three months ended March 31, 2023, 1,298 shares were purchased under the ESPP.  Effective February 1, 2023, our ESPP was discontinued and 193,134 shares expired following the ESPP termination.

Stock-based Compensation Expense

Valuation and amortization methods

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and ESPP for the three months ended March 31, 2023, and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$(56)	$(43)
RSUs, RSAs and PSUs	1,002	1,187
ESPP	—	(3)
Total	$946	$1,141

Sales and marketing	$(99)	$90
Research and development	(74)	107
General and administrative	1,119	944
Total	$946	$1,141

As of March 31, 2023, there was $5.6 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.8 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On February 23, 2022, our Board of Directors (the "Board") approved a stock repurchase program of up to $30.0 million of our common stock for a period of up to twelve months (the "February 2022 Stock Repurchase Program"). Any stock repurchases were made through open market or privately negotiated transactions, at such times and in such amounts as management deemed appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Additionally, the Board authorized the use of derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The stock repurchase program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases depended on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program did not obligate us to repurchase any dollar amount or number of shares, and the program could be suspended or discontinued at any time. The February 2022 Stock Repurchase Program was terminated on December 29, 2022.

In the year ended December 31, 2022, we repurchased 1,637,566 shares of our common stock for $8.9 million at an average purchase price of $5.46 per share. The February 2022 Stock Repurchase Program was terminated on December 29, 2022.

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The stock repurchase program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.

We did not repurchase shares during the three months ended March 31, 2023. As of March 31, 2023, we had $50.0 million available for repurchase under the December 2022 Stock Repurchase Program.

Dividends Payment

On November 14, 2022, our Board declared a quarterly dividend in the amount of $0.03 per share, which was paid on January 30, 2023, to stockholders of record on January 15, 2023. In addition, on December 29, 2022, the Board declared a special dividend in the amount of $0.10 per share, which was paid on January 30, 2023 to stockholders of record on January 15, 2023.

On February 21, 2023, the Board declared a second quarterly dividend, in the amount of $0.03 per share, which was paid on April 28, 2023 to stockholders of record on April 13, 2023.

On May 10, 2023, we announced that the Board declared a quarterly dividend. The quarterly dividend, in the amount of $0.03 per share, will be payable, subject to any prior revocation, on July 28, 2023, to shareholders of record on July 13, 2023. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

8. INCOME TAXES

Provision for income taxes the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Income before provision for income taxes	$9,785	$5,637
Provision for income taxes	(1,507)	(561)
Effective tax rate	(15.4)%	(10.0)%

Provision for income taxes for the three months ended March 31, 2023 and 2022 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We maintain a partial valuation allowance against our U.S. federal deferred tax assets and maintain a full valuation allowance against our U.S. state and Canadian federal deferred tax assets.

As of March 31, 2023, we had unrecognized tax benefits under Accounting Standards Certification (“ASC”) 740 Income Taxes of approximately $7.2 million and applicable interest of $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $3.2 million. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of March 31, 2023, we had net deferred income tax assets of $7.0 million and deferred income tax liabilities of $0.1 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2005 through the current period.

We maintain a valuation allowance against certain of our deferred tax assets, including certain federal, all state, and certain foreign deferred tax assets because of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. If we determine the deferred tax assets are realizable based on our assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made.

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

The following is a reconciliation of the denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Denominator:
Weighted-average shares outstanding, basic	32,603	33,996
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	482	272
Weighted average shares outstanding, diluted	33,085	34,268

We include PSUs in the calculation of diluted earnings per share if the applicable performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the three months ended March 31, 2023 and 2022, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	140	239
RSUs, RSAs and PSUs	2	55
Total	142	294

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

Below is a summary of our right-of-use assets and lease liabilities (in thousands):

	Balance Sheets Classification	March 31, 2023	December 31, 2022
Assets
Right-of-use assets	Other assets	$210	$360
Liabilities
Operating lease liabilities - current	Other current liabilities	263	486
Operating lease liabilities - long-term	Other long-term liabilities	—	56
Total lease liabilities		$263	$542

The table below provides supplemental information related to operating leases during the three months ended March 31, 2023 and 2022 (in thousands except for lease term):

	Three Months Ended March 31,
	2023	2022
Cash paid within operating cash flow	$282	$355
Weighted average lease terms (in years)	0.69	1.11
Weighted average discount rates	N/A	3.93%

On June 6, 2022, we entered into a sublease agreement with Innovobot Fund LLP for our facility located in Montreal Canada (the “Montreal Facility”). This sublease commenced on June 8, 2022, and ends on February 27, 2024 which approximates the lease termination date of the original Montreal Facility lease.

On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. for our facility located in San Jose, California (“SJ Facility”). This sublease commenced in June 2020 and ended on April 30, 2023, which is the lease termination date of the original SJ Facility lease.

In accordance with provisions of ASC 842, we treated each sublease as a separate lease as we were not relieved of the primary obligation under each original lease. We continue to account for each original lease as a lessee, in the same manner as prior to the commencement date of the sublease. We accounted for each sublease as a lessor of such lease. We classified each sublease as an operating lease as it did not meet the criteria of a Sale-Type or Direct Financing lease.

We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Condensed Consolidated Statements of Income and Comprehensive Income over the lease terms. During the three months ended March 31, 2023 and 2022, our net operating lease expenses were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$318	$210
Variable lease payments	128	137
Sublease income	(257)	(257)
Total lease cost	$189	$90

Minimum future lease payments obligations as of March 31, 2023 were as follows (in thousands):

For the Years Ending December 31,
2023	$279
2024	39
Total lease payments	318
Less: Interest	(55)
Total lease liability	$263

Future cash receipts from our sublease agreements as of March 31, 2023 were as follows (in thousands):

For the Years Ending December 31,
2023	228
2024	33
Total	$261

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “can”, “will”, “places”, “estimates”, and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include among other things, any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: the continued impact of COVID-19 on our business, including as to revenue, and potential cost reduction measures, and the continued impact of COVID-19 on our customers, suppliers, and on the economy in general; our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and trends related thereto, and the recognition and components thereof; our costs and expenses, including capital expenditures; our investment of surplus funds and sales of marketable debt securities; seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations, including with respect to taxes; our plans and estimates related to and the impact of current and future litigation and arbitration; our leases, sublease and the timing and income related thereto; and our dividend, stock repurchase and equity distribution programs.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results could differ materially from those projected in the forward-looking statements, therefore we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023 and below under Part II, Item 1A, “Risk Factors.”

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

We have adopted a business model under which we offer licenses to our patented technology to our customers and offer our customers enabling software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 1,000 issued or pending patents worldwide as of March 31, 2023. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.

We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

Results of Operations

Overview

Total revenues for the three months ended March 31, 2023 was $7.1 million, a decrease of $0.2 million, or 3%, compared to the same period in 2022.

Total operating expenses were $3.8 million in the three months ended March 31, 2023, a decrease of $0.1 million, or 3%, compared to the same period in 2022.

Net income was $8.3 million in the three months ended March 31, 2023, a $3.2 million, or 63%, increase compared to a net income of $5.1 million in the three months ended March 31, 2022.

The following table sets forth our Condensed Consolidated Statements of Income and Comprehensive Income data as a percentage of total revenues:

	Three Months Ended March 31,
	2023	2022
Revenues:
Fixed fee license revenue	17%	24%
Per-unit royalty revenue	82	75
Total royalty and license revenue	99	99
Development, services, and other	1	1
Total revenues	100	100
Operating expenses:
Sales and marketing	1	7
Research and development	2	7
General and administrative	51	37
Total operating expenses	54	51
Operating income	46	49
Interest and other income (loss), net	92	28
Income before provision for income taxes	138	77
Provision for income taxes	(21)	(8)
Net income	117%	69%

Revenues

Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

A revenue summary for the three months ended March 31, 2023 and 2022 is as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues:
Fixed fee license revenue	$1,214	$1,745	$(531)	(30)%
Per-unit royalty revenue	5,795	5,485	310	6%
Total royalty and license revenue	7,009	7,230	(221)	(3)%
Development, services, and other revenue	65	78	(13)	(17)%
Total revenues	$7,074	$7,308	$(234)	(3)%

Royalty and license revenue

Fixed fee license revenue decreased by $0.5 million, or 30%, in the first quarter of 2023 compared to the same period in 2022 primarily due to a $0.5 million decrease in automotive license revenue.

Per-unit royalty revenue increased by $0.3 million, or 6%, in the first quarter of 2023 compared to the same period in 2022, primarily due to an $0.7 million increase in royalties from gaming licensees and a $0.3 million increase in royalties from other licensees partially offset by a $0.6 million decrease in royalties from mobility licensees.

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

Geographically, revenues generated in Asia, North America and Europe for the three months ended March 31, 2023 represented 84%, 12%, and 4%, respectively, of our total revenue as compared to 75%, 16%, and 9%, respectively, for the three months ended March 31, 2022.

Operating Expenses

A summary of operating expenses for the three months ended March 31, 2023, and 2022 is as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Sales and marketing	$96	486	$(390)	(80)%
Research and development	130	513	(383)	(75)%
General and administrative	3,589	2,706	883	33%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, including stock-based compensation; sales commissions; advertising; collateral marketing materials; market development funds; travel; and allocated facilities costs.

Sales and marketing expenses decreased $0.4 million, or 80%, in the three months ended March 31, 2023, compared to the same period in 2022 This decrease was primarily attributable to decreases in compensation, benefits and other personnel-related costs due to lower headcount and a decrease in stock-based compensation expense.

Research and Development - Our research and development expenses primarily consisted of employee compensation and benefits, including stock-based compensation; outside services and consulting fees; tooling and supplies; and allocated facilities costs.

Research and development expenses decreased $0.4 million, or 75%, in the three months ended March 31, 2023, compared to the same period in 2022. This decrease was primarily attributable to decreases in compensation, benefits and other personnel-related costs due to lower headcount and a decrease in stock-based compensation expense.

General and Administrative - Our general and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal other professional fees; external legal costs for patents; office expense; travel; and allocated facilities costs.

General and administrative expenses increased $0.9 million, or 33%, in the three months ended March 31, 2023 as compared to the same period in 2022. This increase was primarily due to a $1.0 million increase in compensation, benefits driven by increases in stock-based compensation expense and variable compensation.

We are engaged in, and may be required to engage in further, litigation to protect our IP, which may cause our general and administrative expenses to substantially increase reflecting such litigation costs.

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

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Interest and other income (loss), net	$6,415	$2,186	4,229	193%
Other income (expense), net	110	(152)	262	(172)%
Interest and other income (loss), net	$6,525	$2,034	$4,491	221%

Interest and other income (loss) increased $4.2 million during the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by a $3.6 million increase in net gains from investments in marketable equity securities and derivative instruments and a $0.7 million increase in interest income.

Other income (expense), net increased $0.3 million during the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by a $0.1 million increase in net foreign currency translation gains and a $0.1 million decrease in interest expense.

Income Taxes

A summary of provision for income taxes and effective tax rates for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Income before provision for income taxes	$9,785	$5,637
Provision for income taxes	(1,507)	(561)	(946)	169%
Effective tax rate	(15.4)%	(10.0)%

Provision for income taxes for the three months ended March 31, 2023, and 2022 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate.

We provided a partial valuation allowance for certain U.S. federal assets, whose future realization is not more likely than not  and continue to maintain full valuation allowance for state and certain foreign deferred tax assets in Canada as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. As of March 31, 2023, we had unrecognized tax benefits under Accounting Standards Certification (“ASC”) 740 Income Taxes of approximately $7.2 million and applicable interest of $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $3.2 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Liquidity and Capital Resources

Our cash equivalents, investments - current and investments - noncurrent consist primarily of money-market funds, investments in marketable equity and debt securities (including mutual funds), investments in U.S. treasury securities and certificates of deposit. All marketable securities are stated at market value. Realized gains and losses on marketable equity securities and marketable debt securities are recorded in Other income (expense), net on the Condensed Consolidated Statements of Income and Comprehensive Income. Unrealized gains and losses on marketable equity securities (including mutual funds) are reported as Other income (expense), net on our Condensed Consolidated Statement of Income and Comprehensive Income. Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. Certificates of deposit are report as Investment - current or Investment -noncurrent based on their remaining maturity days. Interest income from certificates of deposit are reported as Interest and other income (loss), net on the Condensed Consolidated Statement of Income and Comprehensive Income.

Cash, cash equivalents and investments-current - As of March 31, 2023, our cash, cash equivalents, and investments- current totaled $148.4 million, a decrease of $1.3 million from $149.7 million on December 31, 2022.

A summary of select cash flow information for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$3,523	$11,038
Net cash provided by (used in) investing activities	$(19,708)	$4,833
Net cash used in financing activities	$(5,151)	$(4,403)

Cash provided by operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $3.5 million in the three months ended March 31, 2023, a $7.5 million decrease compared to the same period in 2022. This cash decrease was primarily attributable to a $7.2 million decrease from changes in net operating assets and a $3.5 million decrease from changes in non-cash items partially offset by a $3.2 million increase in net income.

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

Net cash used in investing activities during the three months ended March 31, 2023 was $19.7 million primarily consisting of $56.3 million in cash used to purchase marketable securities and in the settlement of derivative instruments partially offset by $36.6 million in proceeds from selling marketable securities and derivatives.

Net cash provided by investing activities during the three months ended March 31, 2022 was $4.8 million primarily consisting of $46.7 million in proceeds from selling marketable securities and derivative instruments partially offset by $41.9 million in cash used to purchase marketable securities and in the settlement of derivative instruments.

Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.

Net cash used in financing activities during the three months ended March 31, 2023 was $5.2 million primarily consisting of $4.4 million in dividend payments and $0.8 million in shares withheld to cover payroll taxes..

Net cash used in financing activities during the three months ended March 31, 2022 was $4.4 million primarily consisting of cash paid for stock repurchases.

Total cash, cash equivalents, and short-term investments were $148.4 million as of March 31, 2023 of which approximately 30%, or $44.8 million, was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

On November 14, 2022, our Board of Directors (“Board”) declared a quarterly dividend in the amount of $0.03 per share, which was paid on January 30, 2023, to stockholders of record on January 15, 2023. In addition, on December 29, 2022, our Board declared a special dividend in the amount of $0.10 per share, which was paid on January 30, 2023, to stockholders of record on January 15, 2023.

On February 21, 2023, our Board declared a second quarterly dividend, in the amount of $0.03 per share, which was paid on April 28, 2023, to stockholders of record on April 13, 2023.

On May 10, 2023, we announced that the Board declared a quarterly dividend. The quarterly dividend, in the amount of $0.03 per share, will be payable, subject to any prior revocation, on July 28, 2023, to shareholders of record on July 13, 2023. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by our Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.

We did not repurchase shares during the three months ended March 31, 2023. As of March 31, 2023, we had $50.0 million available for repurchase under the December 2022 Stock Repurchase Program.

We did not have any other significant non-cancellable purchase commitments as of March 31, 2023.

We anticipate that capital expenditures for property and equipment for the remainder of 2023 will be less than $1.0 million.

While the unprecedented public health and governmental efforts to contain the spread of COVID-19 have created significant uncertainty as to general economic and capital market conditions in the past, as of the date of this Quarterly Report on Form 10-Q, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months and beyond.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, marketable securities and derivative instruments, income taxes and contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023, for a complete discussion of our critical accounting policies and estimates. The preparation of financial statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of our financial condition and operating results require the management to make judgments, assumptions and estimates that affect the amounts reported. See Note 1. Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein, which describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recent Accounting Pronouncements

See Note 1. Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Control and Procedures

Based on their evaluation as of March 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II

Item 1.  Legal Proceedings

Immersion Corporation vs. Meta Platforms, Inc., f/k/a Facebook, Inc. (“Meta”)

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

The complaint against Meta asserts infringement of the following patents:

•          U.S. Patent No. 8,469,806: “System and method for providing complex haptic stimulation during input of control gestures, and relating to control of virtual equipment”

•          U.S. Patent No. 8,896,524: “Context-dependent haptic confirmation system”

•          U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”

•          U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”

•          U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”

•          U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

Meta responded to our complaint on August 1, 2022. On September 12, 2022, Meta filed a motion to transfer the lawsuit to the Northern District of California or, in the alternative, to the Austin Division of the Western District of Texas. Meta’s motion remains pending, and a hearing on the transfer motion occurred on January 23, 2023. In the meantime, claim construction briefing is closed, and fact discovery opened on February 7, 2023. The claim construction hearing was scheduled for March 6, 2023, but had been rescheduled by the Court for April 24, 2023, and again rescheduled to May 11, 2023.

Immersion Corporation vs. Xiaomi Group

On or about March 3, 2023, we initiated patent infringement lawsuits against several companies of the Xiaomi-Group (the “Xiamoi-Group”) in Germany, France and India. We initiated lawsuits against Xiaomi-Group companies and their agents in the Düsseldorf Regional Court in Germany, the Tribunal judiciaire de Paris (Paris First Instance Civil Court) in France, and the High Court of Delhi, at New Delhi, in India.

The complaints allege that the Xiaomi-Group’s devices, including the Xiaomi 12, infringe our patents that cover various uses of haptic effects in connection with such devices. We are seeking injunctions that would allow us to prohibit the Xiaomi-Group from selling the infringing devices in Germany, France and India, as well as costs and damages as compensation for such infringement.

The complaints against the Xiaomi-Group assert infringement of the following patents:

•          EP 2 463 752 B1 (German part) titled “Haptisches Feedback-System mit gespeicherten Effekten”

•          EP 2 463 752 B1 (French part) titled “Système de rendu haptique avec stockage d’effets”

•          IN 304 396 (India) titled “Haptic Feedback System With Stored Effects”

        LGE Korean Withholding Tax Matter

On October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland, a subsidiary of the Company, from 2012 to 2014. Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2020, we recorded this deposit as Long-term deposits on our Condensed Consolidated Balance Sheets.

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. The Company has had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. The Korea Administrative Court had indicated that it expected to render a decision on this matter by December 31, 2022, but had subsequently updated the parties to indicate that a decision on this matter is expected by February 16, 2023. On February 15, 2023, we were informed that the Korea Administrative Court had scheduled another hearing for April 27, 2023 due to a change in the main judge for this matter. We had a hearing on April 27, 2023, and the Korea Administrative Court indicated that it expects to render a decision on this matter by June 8, 2023.

On April 25, 2023, we received notice from LGE requesting us to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022 in the amount of KRW 3,025,251,775 (approximately $2.3 million). We are currently evaluating our next steps with respect to the reimbursement of such withholding taxes in accordance with our obligations pursuant to the license agreement with LGE. As of March 31, 2023, we have accrued $0.3 million of withholding taxes, interest and penalties related to the 2018 to 2022 period for which the Korean tax authorities have recently assessed LGE. The additional income tax is accrued in Other Current Liabilities in our Condensed Consolidated Balance Sheets.

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in some or all the claims from the Korean tax authorities. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Condensed Consolidated Statements of Income and Comprehensive Income. In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Condensed Consolidated Statements of Income and Comprehensive Income in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded in Long-term deposits on our Condensed Consolidated Balance Sheets , then the additional income tax expense would be recorded as an impairment in the Long-term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.

We cannot predict the ultimate outcome of the above-mentioned actions that are pending, and we are unable to estimate any potential liability we may incur. Please also refer to our disclosures in Note 5. Contingencies of the Note to the Condensed Consolidated Financial Statements.

Item 1A.   Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023, except as set forth below. The risk factor set forth below supplements, and should be read together with, that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our businesses

Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company’s profitability.

Our business strategy includes, among other things, strategic acquisitions, as well as potential opportunistic acquisitions and strategic actions with respect to our existing investments, such as restructurings, strategic partnerships and collaborations and activist activity. This overall acquisition and investment strategy entails several risks, including the diversion of management’s attention from other business concerns, the incurrence of substantial legal and other advisory fees (including, in the case of activist activity, proxy solicitation fees) and the potential need to finance such acquisitions with additional equity and/or debt. Additionally, to the extent that we are already invested in the entities that are the subject of our acquisitions and other activities, our actions may be temporarily disruptive to the value of the investments, which could adversely affect our financial condition.

In addition, once completed, acquisitions may entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; increased regulatory compliance relating to the acquired business; difficulties in assimilating acquired businesses, their personnel and their financial reporting systems, which would prevent the expected benefits from the transaction from being realized within the anticipated timeframe; negative effects on existing business relationships with suppliers and customers; and loss of key employees of the acquired businesses. In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expense related to intangible assets, which could have a material adverse effect on our business, financial condition, operating results and cash flows, or the issuance of additional equity, which could dilute our stockholder’s equity interests.

There can be no assurance that we will be able to negotiate any pending acquisition successfully, receive the required approvals for any acquisition or otherwise conclude any acquisition successfully, or that any acquisition will achieve the anticipated synergies or other positive results. Overall, if our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company’s profitability, business, and financial condition could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On December 29, 2022, the Board approved the December 2022 Stock Repurchase Program, which terminated and superseded the stock repurchase program that had been approved by our Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.

We did not repurchase shares during the three months ended March 31, 2023. As of March 31, 2023, we had $50.0 million available for repurchase under the December 2022 Stock Repurchase Program.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, effective as of August 12, 2022	8-K	000-38334	3.1	August 15, 2022
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
10.1	**	Amended and Restated Change of Control and Severance Agreement, dated January 3, 2023, between Immersion Corporation and Eric Singer	8-K	000-38334	10.2	January 3, 2023
10.2	* **	Separation Agreement, dated March 30, 2023 by and between Francis Jose and Immersion Corporation Change of Control and Severance Agreement, dated May 26, 2022, by and between the Company and Francis Jose	8-K	000-38334	10.1	March 30, 2023
10.3	* **	Amended and Restated Immersion Corporation 2021 Equity Incentive Plan
31.1	*	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of Aaron Akerman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Report Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
+	This certification is deemed not filed for purposes of section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, as amended, or the Exchange Act, as amended.
**	Management Contract

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2023

IMMERSION CORPORATION

By	/S/ AARON AKERMAN
Aaron Akerman
Chief Financial Officer

