Form 10-Q
period 2023-06-30
IMMERSION CORP
filed 2023-08-11
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number of shares of common stock outstanding at August 4, 2023 was 32,241,498.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$25,820	$48,820
Investments - current	131,718	100,918
Accounts and other receivables	2,343	1,235
Prepaid expenses and other current assets	8,135	9,347
Total current assets	168,016	160,320
Property and equipment, net	252	293
Investments - noncurrent	20,249	17,040
Long-term deposits	6,304	4,324
Deferred tax assets	7,217	7,217
Other assets	455	916
Total assets	$202,493	$190,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54	$86
Accrued compensation	1,306	2,029
Deferred revenue - current	4,766	4,766
Other current liabilities	15,734	12,465
Total current liabilities	21,860	19,346
Deferred revenue - noncurrent	10,250	12,629
Other long-term liabilities	347	435
Total liabilities	32,457	32,410
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital	322,870	322,714
Accumulated other comprehensive income	875	202
Accumulated deficit	(54,710)	(70,016)
Treasury stock	(98,999)	(95,200)
Total stockholders’ equity	170,036	157,700
Total liabilities and stockholders’ equity	$202,493	$190,110

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Royalty and license	$6,918	$7,918	$13,927	$15,148
Development, services, and other	65	65	130	143
Total revenues	6,983	7,983	14,057	15,291
Operating expenses:
Sales and marketing	398	218	494	704
Research and development	99	355	229	868
General and administrative	3,373	3,304	6,962	6,010
Total operating expenses	3,870	3,877	7,685	7,582
Operating income	3,113	4,106	6,372	7,709
Interest and other income (loss), net	6,759	(6,099)	13,285	(4,065)
Income (loss) before benefit from (provision for) income taxes	9,872	(1,993)	19,657	3,644
Benefit from (provision for) income taxes	(2,844)	174	(4,351)	(387)
Net income (loss)	$7,028	$(1,819)	$15,306	$3,257
Basic net income (loss) per share	$0.22	$(0.05)	$0.47	$0.10
Shares used in calculating basic net income (loss) per share	32,583	33,616	32,474	33,638
Diluted net income (loss) per share	$0.21	$(0.05)	$0.47	$0.10
Shares used in calculating diluted net income (loss) per share	32,810	33,616	32,839	33,955
Other comprehensive income (loss), net of tax
Deferred gains on available-for-sale marketable debt securities	365	—	929	530
Realized losses on available-for-sale marketable debt securities reclassified to net income	(67)	(1,054)	(257)	(1,343)
Total other comprehensive income (loss)	298	(1,054)	672	(813)
Total comprehensive income (loss)	$7,326	$(2,873)	$15,978	$2,444

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at March 31, 2023	47,428,494	$322,847	$577	$(61,738)	14,825,518	$(95,957)	$165,729
Net income	—	—	—	7,028	—	—	7,028
Unrealized gain on available-for-sale securities, net of taxes	—	—	298	—	—	—	298
Release of restricted stock units and awards, net of shares withheld	54,514	—	—	—	21,238	(190)	(190)
Stock option exercises	21,222	160	—	—	—	—	160
Shares issued to an employee in lieu of cash compensation	14,834	106	—	—	—	—	106
Stock repurchases	—	—	—	—	413,696	(2,852)	(2,852)
Dividends declared	—	(1,003)	—	—	—	—	(1,003)
Stock-based compensation	—	760	—	—	—	—	760
Balances at June 30, 2023	47,519,064	$322,870	$875	$(54,710)	15,260,452	$(98,999)	$170,036

	Three Months Ended June 30, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at March 31, 2022	46,658,734	$324,476	$653	$(95,604)	13,082,214	$(86,175)	$143,350
Net loss	—	—	—	(1,819)	—	—	(1,819)
Unrealized loss on available-for-sale securities, net of taxes	—	—	(1,054)	—	—	—	(1,054)
Stock repurchases	—	—	—	—	281,765	(1,535)	(1,535)
Release of restricted stock units and awards, net of shares withheld	176,258	—	—	—	14,549	(80)	(80)
Shares issued to an employee in lieu of cash compensation	16,517	84	—	—	—	—	84
Stock-based compensation	—	791	—	—	—	—	791
Balances at June 30, 2022	46,851,509	$325,351	$(401)	$(97,423)	13,378,528	$(87,790)	$139,737

	Six Months Ended June 30, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2022	46,974,598	$322,714	$202	$(70,016)	14,727,582	$(95,200)	$157,700
Net income	—	—	—	15,306	—	—	15,306
Unrealized gain on available-for-sale securities, net of taxes	—	—	673	—	—	—	673
Stock repurchases	—	—	—	—	413,696	(2,852)	(2,852)
Release of restricted stock units and awards, net of shares withheld	456,469	—	—	—	119,174	(947)	(947)
Proceeds from stock options exercises	21,222	160	—	—	—	—	160
Issuance of stock for ESPP purchase	1,298	6	—	—	—	—	6
Shares issued to an employee in lieu of cash compensation	65,477	490	—	—	—	—	490
Dividends declared	—	(2,207)	—	—	—	—	(2,207)
Stock-based compensation	—	1,707	—	—	—	—	1,707
Balances at June 30, 2023	47,519,064	$322,870	$875	$(54,710)	15,260,452	$(98,999)	$170,036

	Six Months Ended June 30, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2021	46,534,198	$323,296	$412	$(100,680)	12,143,433	$(81,733)	$141,295
Net income	—	—	—	3,257	—	—	3,257
Unrealized loss on available-for-sale securities, net of taxes	—	—	(813)	—	—	—	(813)
Stock repurchases	—	—	—	—	1,220,546	(5,977)	(5,977)
Issuance of stock for ESPP purchase	7,725	34	—	—	—	—	34
Release of restricted stock units and awards, net of shares withheld	293,069	—	—	—	14,549	(80)	(80)
Shares issued to an employee in lieu of cash compensation	16,517	84	—	—	—	—	84
Shares issued in connection with public offering, net of issuance costs	—	5	—	—	—	—	5
Stock-based compensation	—	1,932	—	—	—	—	1,932
Balances at June 30, 2022	46,851,509	$325,351	$(401)	$(97,423)	13,378,528	$(87,790)	$139,737

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$15,306	$3,257
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of property and equipment	42	68
Reduction in carrying value of right of use assets	231	353
Stock-based compensation	1,707	1,932
Net (gains) losses on investment in marketable securities	(7,206)	3,644
Net (gain) loss on derivative instruments	(2,044)	2,728
Deferred income taxes	—	(124)
Foreign currency remeasurement gains (losses)	(2)	139
Shares issued to an employee in lieu of cash compensation	490	84
Other non cash	(55)	5
Changes in operating assets and liabilities:
Accounts and other receivables	(1,109)	47
Prepaid expenses and other current assets	2,467	3,882
Long-term deposits	(1,980)	5,072
Other assets	231	997
Accounts payable	(33)	74
Accrued compensation	(723)	570
Other current liabilities	3,845	(872)
Deferred revenue	(2,379)	(2,542)
Other long-term liabilities	(34)	(675)
Net cash and cash equivalents provided by operating activities	8,754	18,639
Cash flows provided by (used in) investing activities:
Purchases of marketable securities and other investments	(99,766)	(71,959)
Proceeds from sale or maturities of marketable securities and other investments	72,442	64,876
Proceeds from sale of derivative instruments	9,487	9,272
Payments for settlement of derivative instruments	(4,869)	(8,903)
Purchases of property and equipment	—	(8)
Net cash and cash equivalents used in investing activities	(22,706)	(6,722)
Cash flows provided by (used in) financing activities:
Dividend payments to stockholders	(5,415)	—
Payment for purchases of treasury stock	(2,852)	(5,976)
Proceeds from issuance of common stock under employee stock purchase plan	6	34
Proceeds from stock options exercises	160	—
Shares withheld to cover payroll taxes	(947)	(80)
Other financing activities	—	5
Net cash and cash equivalents used in financing activities	(9,048)	(6,017)
Net increase (decrease) in cash and cash equivalents	(23,000)	5,900
Cash and cash equivalents:
Beginning of period	48,820	51,490
End of period	$25,820	$57,390

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$636	$647
Supplemental disclosure of non-cash investing, and financing activities:
Dividends declared but not yet paid	$1,003	$—
Leased assets obtained in exchange for new operating lease liabilities	$—	$120

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the applicable articles of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. GAAP and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of the condensed consolidated financial statements. Significant estimates include revenue recognition, fair value of financial instruments, useful lives of property and equipment, valuation of income taxes including uncertain tax provisions, stock-based compensation and long-term deposits for withholding taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

.

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

Recent Account Pronouncements

We do not expect recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2023, to have significant impact on our financial positions and results of operations.

2. REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the disaggregation of our revenue for the three and six months ended June 30, 2023, and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed fee license revenue	$1,189	$1,246	$2,404	$2,991
Per-unit royalty revenue	5,729	6,672	11,523	12,157
Total royalty and license revenue	6,918	7,918	13,927	15,148
Development, services, and other revenue	65	65	130	143
Total revenues	$6,983	$7,983	$14,057	$15,291

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

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. In the three months ended June 30, 2023, we recorded adjustments of $0.3 million to increase royalty revenue. We recorded adjustments of $0.5 million to increase royalty revenue during the three months ended June 30, 2022.

Contract Assets

As of June 30, 2023, we had contract assets of $5.8 million included within Prepaid expenses and other current assets, and $0.3 million included within Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2022, we had contract assets of $7.7 million included within Prepaid expenses and other current assets, and $0.5 million included within Other assets on the Condensed Consolidated Balance Sheets.

Contract assets decreased by $2.1 million from January 1, 2023, to June 30, 2023, primarily due to actual royalties billed during the first half of 2023.

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

Based on contracts signed and payments received as of June 30, 2023, we expect to recognize $15.0 million in revenue related to Performance Obligation B under our fixed fee license agreements, which are satisfied over time, including $9.3 million over one to three years and $5.7 million over more than three years.

As of December 31, 2022, total deferred revenue was $17.4 million. We recognized $2.3 million of deferred revenue during the six months ended June 30, 2023.

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

Marketable securities as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Mutual funds	$27,020	$—	$(2,955)	$24,065
Equity securities	67,800	3,214	(5,703)	65,311
Total marketable equity securities	94,820	3,214	(8,658)	89,376
Marketable debt securities
U.S. treasury securities	48,534	807	(43)	49,298
Corporate bonds	13,305	87	(99)	13,293
Total marketable debt securities	61,839	894	(142)	62,591
	$156,659	$4,108	$(8,800)	$151,967

	December 31, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Mutual funds	$26,352	$—	$(3,143)	$23,209
Equity securities	53,273	2,776	(5,836)	50,213
Total marketable equity securities	79,625	2,776	(8,979)	73,422
Marketable debt securities
U.S. treasury securities	25,640	182	(24)	25,798
Corporate bonds	13,496	48	(106)	13,438
Total marketable debt securities	39,136	230	(130)	39,236
	$118,761	$3,006	$(9,109)	$112,658

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of June 30, 2023 (in thousands) are as follows:

	June 30, 2023
	Amortized Cost	Fair Value
Less than 1 year	$41,559	$42,342
1 to 5 years	20,280	20,249
More than 5 years	—	—
Total	$61,839	$62,591

Derivative Financial Instruments

Our derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$5,471	$752	$6,223
	$5,471	$752	$6,223

	December 31, 2022
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$2,987	$662	$3,649
	$2,987	$662	$3,649

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net unrealized gains (losses) recognized on marketable equity securities	$(1,255)	$(6,923)	$759	$(4,784)
Net realized gains (losses) recognized on marketable equity securities	4,561	(254)	6,230	772
Net unrealized losses recognized on derivative instruments	(91)	(1,943)	(194)	(4,603)
Net realized gains recognized on derivative instruments	1,520	2,009	2,237	1,875
Net realized gains recognized on marketable debt securities	217	—	217	368
Total net gains (losses) recognized in interest and other income (loss), net	$4,952	$(7,111)	$9,249	$(6,372)

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

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of June 30, 2023, and December 31, 2022.

Financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are classified based on the valuation technique in the table below (in thousands):

	June 30, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$49,298	$—	$—	$49,298
Mutual funds	24,065	—	—	24,065
Equity securities	65,311	—	—	65,311
Corporate bonds	—	13,293	—	13,293
Total assets at fair value	$138,674	$13,293	$—	$151,967

Liabilities
Derivative instruments	$—	$6,223	$—	$6,223
Total liabilities at fair value	$—	$6,223	$—	$6,223

	December 31, 2022
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Certificate of deposit	$—	$5,300	$—	$5,300
U.S. treasury securities	25,798	—	—	25,798
Mutual funds	23,209	—	—	23,209
Equity securities	50,213	—	—	50,213
Corporate bonds	—	13,438	—	13,438
Total assets at fair value	$99,220	$18,738	$—	$117,958

Liabilities
Derivative instruments	$—	$3,649	$—	$3,649
Total liabilities at fair value	$—	$3,649	$—	$3,649

4.   BALANCE SHEETS DETAILS

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash	$5,269	$9,630
Money market funds	20,551	13,586
Certificates of deposit (1)	—	25,604
Cash and cash equivalents	$25,820	$48,820
(1) Represents certificates of deposit with initial maturity days of 90 days or less.

Investments - Current

Investments - current were as follows (in thousands):

	June 30, 2023	December 31, 2022
Certificates of deposit (2)	$—	$5,300
Marketable securities	89,376	73,422
U.S. treasury securities	42,342	22,196
Short-term investments	$131,718	$100,918

(2) Represents investments with initial maturity days between 91 days and one year.

Accounts and Other Receivables

Accounts and other receivables were as follows (in thousands):

	June 30, 2023	December 31, 2022
Trade accounts receivables	$626	$1,003
Other receivables	1,717	232
Accounts and other receivables	$2,343	$1,235

Allowance for credit losses as of June 30, 2023 and December 31, 2022 were not material.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were as follows (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$2,284	$1,576
Contract assets - current	5,787	7,671
Other current assets	64	100
Prepaid expenses and other current assets	$8,135	$9,347

Investments - noncurrent

Investments- noncurrent were as follows (in thousands):

	June 30, 2023	December 31, 2022
U.S. treasury securities	$6,956	$3,602
Marketable debt securities	13,293	13,438
Investments- noncurrent	$20,249	$17,040

Other Assets

Other assets were as follows (in thousands):

	June 30, 2023	December 31, 2022
Contract assets - long-term	326	545
Lease right-of-use assets	129	360
Other assets	—	11
Total other assets	$455	$916

Other Current Liabilities

Other current liabilities were as follows (in thousands):

	June 30, 2023	December 31, 2022
Derivative instruments	$6,223	$3,649
Lease liabilities - current	137	486
Income taxes payable	6,708	2,700
Dividends payable	1,003	4,212
Other current liabilities	1,663	1,418
Total other current liabilities	$15,734	$12,465

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2012 to 2014 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. We have had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. We had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 7, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities. In connection with the Korea Administrative Court’s decision, the Korean tax authorities filed an appeal on June 28, 2023 with the Korea Administrative Court to seek the cancellation of the court’s decision.

On April 25, 2023, we received notice from LGE requesting us to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, we provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2023, we recorded this deposit in Long-term deposits on our Condensed Consolidated Balance Sheets.  On June 29, 2023, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. As of June 30, 2023, we have accrued $0.3 million of withholding taxes, interest and penalties related to the 2018 to 2022 period for which the Korean tax authorities have recently assessed LGE. These withholding taxes have been reclassified and reported as an impairment reduction to the Long-term deposit made in the second quarter of 2023 in order to present the deposit at its estimated recoverable value.

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

•        U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”

•        U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

Meta responded to the Company’s complaint on August 1, 2022.  On September 12, 2022, Meta filed a motion to transfer the lawsuit to the Northern District of California or, in the alternative, to the Austin Division of the Western District of Texas. The Court denied Meta’s motion on May 30, 2023, and held the claim construction hearing on the same day. The Court adopted certain claim constructions during the hearing, and issued a formal claim construction order consistent with those constructions on July 7, 2023. Fact discovery is ongoing, and is set to close on September 6, 2023.

In addition, Meta filed inter partes reviews (“IPRs”), IPR2023-00942; IPR2023-00943; and IPR2023-00944 on May 25, 2023. These are directed to U.S. Patent Nos. 8,469,806; 8,896,524; and 10,269,222, respectively. The Company’s response to IPR2023-00942 and IPR2023-0094 is due on September 8, 2023, and to IPR2023-00944 is due on September 12, 2023. Meta filed IPR2023-00945; IPR2023-00946; and IPR2023-00947 on May 26, 2023. These IPRs are directed to United States Patent Nos. 10,664,143; 9,727,217; and 10,248,298, respectively. Our response to IPR2023-00945 is due on September 8, 2023, and our response to IPR2023-00946 and IPR2023-00947 is due on September 12, 2023.

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

The complaints against the Xiaomi-Group assert infringement of the following patents:

•        EP 2 463 752 B1 (German part) titled “Haptisches Feedback-System mit gespeicherten Effekten”

•        EP 2 463 752 B1 (French part) titled “Système de rendu haptique avec stockage d’effets”

•        IN 304 396 (India) titled “Haptic Feedback System With Stored Effects”

On June 19, 2023, Xiaomi filed an initial response to the Company’s lawsuit in India. On July 7, 2023, the Indian litigation was listed before the Learned Joint Registrar (“JR”), Mr. Siddharth Mathur. Immersion’s preliminary response to Xiaomi’s initial response is due on August 11, 2023.

On July 11, 2023, in the German proceeding Xiaomi filed its nullity action in the German Federal Patent Court, which was served on Immersion on July 27, 2023.

Immersion Corporation vs. Valve Corporation

On May 15, 2023, we filed a complaint against Valve Corporation (“Valve”) in the United States District Court for the Western District of Washington.  The complaint alleges that Valve’s AR/VR systems, including the Valve Index, and handheld Steam Deck, infringe seven of our patents that cover various uses of haptic effects in connection with such AR/VR systems and other video game systems.  We are seeking to enjoin Valve from further infringement and to recover a reasonable royalty for such infringement.

The complaint against Valve asserts infringement of the following patents:

•        U.S. Patent No. 7,336,260: “Method and Apparatus for Providing Tactile Sensations”

•        U.S. Patent No. 8,749,507: “Systems and Methods for Adaptive Interpretation of Input from a Touch-Sensitive Input Device”

•        U.S. Patent No. 9,430,042: “Virtual Detents Through Vibrotactile Feedback”

•        U.S. Patent No. 9,116,546: “System for Haptically Representing Sensor Input”

•        U.S. Patent No. 10,627,907: “Position Control of a User Input Element Associated With a Haptic Output Device”

•        U.S. Patent No. 10,665,067: “Systems and Methods for Integrating Haptics Overlay in Augmented Reality”

•        U.S. Patent No. 11,175,738: “Systems and Methods for Proximity-Based Haptic Feedback”

Valve responded to the Complaint on July 24, 2023 with a motion to dismiss. Immersion’s response to the motion is due on August 14, 2023.

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

A summary of our equity incentive program as of June 30, 2023 is as follows (in thousands):

Common stock shares available for grant	5,056
Stock options outstanding	119
RSUs outstanding	751
RSAs outstanding	75
PSUs outstanding	411

Time-Based Stock Options

The following summarizes time-based stock options activities for the six months ended June 30, 2023:

	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	140	$7.57	4.03	$—
Granted	—	—
Exercised	(21)	7.54
Canceled or expired	—	—
Outstanding as of June 30, 2023	119	$7.57	3.54	$—
Vested and expected to vest at June 30, 2023	118	$7.57	3.54	$—
Exercisable at June 30, 2023	99	$7.57	3.54	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of our common stock for the options that were in-the-money.

We did not grant stock options in the six months ended June 30, 2023.

Restricted Stock Units

The following summarizes RSU activities for the six months ended June 30, 2023:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	887	$5.85	2.38	$6,226
Granted	50	7.76
Released	(134)	5.35
Forfeited	(52)	6.91
Outstanding at June 30, 2023	751	$5.99	1.72	$5,317

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards

The following summarizes RSA activities for the six months ended June 30, 2023:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2022	119	$5.47	0.39
Granted	75	8.31
Released	(119)	5.47
Forfeited	—	—
Outstanding at June 30, 2023	75	$8.31	0.75

Market Condition-Based Performance Stock Units

The following summarizes PSU activities for the six months ended June 30, 2023:

	Number of Market Condition-Based Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2022	615	$3.69	1.12
Granted	—	—
Released	(204)	—
Forfeited	—	—
Outstanding at June 30, 2023	411	$3.70	0.87

Employee Stock Purchase Plan

Under our 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock have been reserved for issuance under the ESPP. During the six months ended June 30, 2023, 1,298 shares were purchased under the ESPP.  Effective February 1, 2023, our ESPP was discontinued and 193,134 shares expired following the ESPP termination.

Stock-based Compensation Expense

Valuation and amortization methods

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and ESPP for the three and six months ended June 30, 2023, and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$16	$52	$(40)	$15
RSUs, RSAs and PSUs	744	734	1,747	1,915
ESPP	—	5	0	2
Total	$760	$791	$1,707	$1,932

Sales and marketing	$97	$(99)	$(2)	$(2)
Research and development	1	(23)	(73)	81
General and administrative	662	913	1,782	1,853
Total	$760	$791	$1,707	$1,932

As of June 30, 2023, there was $3.8 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On February 23, 2022, our Board of Directors (the “Board”) approved a stock repurchase program of up to $30.0 million of our common stock for a period of up to twelve months (the “February 2022 Stock Repurchase Program”).  Any stock repurchases were made through open market or privately negotiated transactions, at such times and in such amounts as management deemed appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Additionally, the Board authorized the use of derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The stock repurchase program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases depended on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program did not obligate us to repurchase any dollar amount or number of shares, and the program could be suspended or discontinued at any time.

In the year ended December 31, 2022, we repurchased 1,637,566 shares of our common stock for $8.9 million at an average purchase price of $5.46 per share. The February 2022 Stock Repurchase Program was terminated on December 29, 2022.

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The stock repurchase program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023 to December 29, 2024.

We repurchased 413,696 shares of our common stock for $2.9 million at average purchase price of $6.88 per share during the six months ended June 30, 2023. As of June 30, 2023, we had $47.1 million available for repurchase under the December 2022 Stock Repurchase Program.

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

On May 10, 2023, the Board declared a third quarterly dividend in the amount of $0.03 per share which was paid on July 28, 2023, to shareholders of record on July 13, 2023.

On August 11, 2023, the Board declared a quarterly dividend in the amount of $0.03 per share,.which will be payable on October 27, 2023 to shareholders of record on October 16, 2023. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

In the first half of 2023, the total dividends paid was $5.4 million.

8. INCOME TAXES

Provision for income taxes the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023	2022
Income (loss) before provision for income taxes	$9,872	$	(1,993)	$19,657	$3,644
Benefit from (provision for) income taxes	(2,844)		174	(4,351)	(387)
Effective tax rate	28.8%		8.7%	22.1%	10.6%

Provision for income taxes for the three and six months ended June 30, 2023 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. Benefit from income taxes for the three months ended June 30, 2022 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the six months ended June 30, 2022 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We maintain a partial valuation allowance against our U.S. federal deferred tax assets and maintain a full valuation allowance against our U.S. state and Canadian federal deferred tax assets. The change in the estimated effective tax rate was mainly driven by higher U.S. taxable income which was a result of higher U.S. passive income.

As of June 30, 2023, we had unrecognized tax benefits under Accounting Standards Certification (“ASC”) 740 Income Taxes of approximately $7.2 million and applicable interest of $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $3.2 million. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of June 30, 2023, we had net deferred income tax assets of $7.0 million and deferred income tax liabilities of $0.1 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2005 through the current period.

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

The following is a reconciliation of the denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Denominator:
Weighted-average shares outstanding, basic	32,583	33,616	32,474	33,638
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	227	—	365	317
Weighted average shares outstanding, diluted	32,810	33,616	32,839	33,955

We include PSUs in the calculation of diluted earnings per share if the applicable performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the three and six months ended June 30, 2023 and 2022, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	136	210	138	224
RSUs, RSAs and PSUs	10	17	5	35
Total	146	227	143	259

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

Below is a summary of our right-of-use assets and lease liabilities (in thousands):

	Balance Sheets Classification	June 30, 2023	December 31, 2022
Assets
Right-of-use assets	Other assets	$129	$360
Liabilities
Operating lease liabilities - current	Other current liabilities	137	486
Operating lease liabilities - long-term	Other long-term liabilities	—	56
Total lease liabilities		$137	$542

The table below provides supplemental information related to operating leases during the six months ended June 30, 2023 and 2022 (in thousands except for lease term):

	Six Months Ended June 30,
	2023	2022
Cash paid within operating cash flow	$409	$674
Weighted average lease terms (in years)	0.69	1.07
Weighted average discount rates	N/A	3.93%

On June 6, 2022, we entered into a sublease agreement with Innovobot Fund LLP for our facility located in Montreal Canada (the “Montreal Facility”). This sublease commenced on June 8, 2022, and ends on February 27, 2024 which approximates the lease termination date of the original Montreal Facility lease.

On November 12, 2014, we entered into an amendment to the lease of approximately 42,000 square feet office space in San Jose, California facilities (the "SJ Facility"). The lease commenced in May 2015 and expired as of April 2023. We vacated the SJ Facility in the first quarter of 2020. On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. (“Neato”) for the SJ facility. This sublease commenced in June 2020 and ended on April 30, 2023, which is the lease termination date of the San Jose Facility. Both SJ Facility lease and related sublease expired in April 2023.

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

We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Condensed Consolidated Statements of Income and Comprehensive Income over the lease terms. During the three and six months ended June 30, 2023 and 2022, our net operating lease expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$110	$63	$170	$288
Variable lease payments	41	93	169	230
Sublease income	(136)	(275)	(393)	(614)
Total lease cost	$15	$(119)	$(54)	$(96)

Minimum future lease payments obligations as of June 30, 2023 were as follows (in thousands):

For the Years Ending December 31,
2023	$121
2024	39
Total lease payments	160
Less: Interest	(23)
Total lease liability	$137

Future cash receipts from our sublease agreements as of June 30, 2023 were as follows (in thousands):

For the Years Ending December 31,
2023	102
2024	34
Total	$136

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

We have adopted a business model under which we offer licenses to our patented technology to our customers and offer our customers enabling software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 1,000 issued or pending patents worldwide as of June 30, 2023. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.

We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

Results of Operations

Overview

Total revenues for the three months ended June 30, 2023 was $7.0 million, a decrease of $1.0 million, or 13%, compared to the same period in 2022. Total revenues for the six months ended June 30, 2023 was $14.1 million, a decrease of $1.2 million, or 8%, compared to the same period in 2022.

Total operating expenses were $3.9 million in each of the three months ended June 30, 2023 and 2022. Total operating expenses were $7.7 million in the six months ended June 30, 2023, a $0.1 million, or 1% increase compared to the same period in 2022.

Net income was $7.0 million in the three months ended June 30, 2023 compared to a net loss of $1.8 million in the same period in 2022. In the six months ended June 30, 2023 and 2022 we had net income of $15.3 million and $3.3 million, respectively.

The following table sets forth our Condensed Consolidated Statements of Income and Comprehensive Income data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Fixed fee license revenue	17%	16%	17%	20%
Per-unit royalty revenue	82	83	82	79
Total royalty and license revenue	99	99	99	99
Development, services, and other	1	1	1	1
Total revenues	100	100	100	100
Operating expenses:
Sales and marketing	6	3	4	5
Research and development	1	4	2	6
General and administrative	49	41	50	39
Total operating expenses	56	48	56	50
Operating income	44	52	44	50
Interest and other income (loss), net	97	(76)	95	(27)
Income before provision for income taxes	141	(24)	139	23
Benefit from (provision for) income taxes	(41)	2	(31)	(3)
Net income (loss)	100%	(22)%	108%	20%

Revenues

Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

A revenue summary for the three months ended June 30, 2023 and 2022 is as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues:
Fixed fee license revenue	$1,189	$1,246	$(57)	(5)%
Per-unit royalty revenue	5,729	6,672	(943)	(14)%
Total royalty and license revenue	6,918	7,918	(1,000)	(13)%
Development, services, and other revenue	65	65	—	—
Total revenues	$6,983	$7,983	$(1,000)	(13)%

Royalty and license revenue

Fixed fee license revenue decreased by $0.1 million, or 5%, in the second quarter of 2023 compared to the same period in 2022 primarily due to a $0.1 million decrease in mobility license revenue.

Per-unit royalty revenue decreased by $0.9 million, or 14%, in the second quarter of 2023 compared to the same period in 2022, primarily due to an $1.3 million decrease in royalties from mobility licensees and a $0.4 million decrease in royalties from other licensees partially offset by a $0.5 million increase in royalties from gaming licensees and a $0.2 million increase in royalties from automotive licensees.

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

Geographically, revenues generated in Asia, North America and Europe for the three months ended June 30, 2023 represented 83%, 14%, and 3%, respectively, of our total revenue as compared to 80%, 13%, and 7%, respectively, for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
A revenue summary for the six months ended June 30, 2023 and 2022 are as follows (in thousands, except for percentages):
	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues:
Fixed fee license revenue	$2,404	$2,991	$(587)	(20)%
Per-unit royalty revenue	11,523	12,157	(634)	(5)%
Total royalty and license revenue	13,927	15,148	(1,221)	(8)%
Development, services, and other revenue	130	143	(13)	(9)%
Total revenues	$14,057	$15,291	$(1,234)	(8)%
Royalty and license revenue
Fixed fee license revenue decreased $0.6 million or 20% in the first six months of 2023 compared to the same period in 2022 primarily attributable to a $0.4 million decrease in automotive license revenue.
Per-unit royalty revenue decreased by $0.6 million, or 5%, in the first six months of 2023 compared to the same period in 2022, primarily caused by a $1.7 million decrease in royalties from mobility licensees partially offset by a $1.2 million increase in royalties from gaming licensees.
Geographically, revenues generated in Asia, North America and Europe for the six months ended June 30, 2023 represented 83%, 13%, and 4%, respectively, of our total revenue as compared to 78%, 14%, and 8%, respectively, for the six months ended June 30, 2022.

Operating Expenses

A summary of operating expenses for the three and six months ended June 30, 2023, and 2022 is as follows (in thousands, except for percentages):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Sales and marketing	$398	218	$180	83%
Research and development	99	355	(256)	(72)%
General and administrative	3,373	3,304	69	2%
	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Sales and marketing	$494	$704	$(210)	(30)%
Research and development	229	868	(639)	(74)%
General and administrative	6,962	6,010	952	16%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, including stock-based compensation; sales commissions and allocated facilities costs.

Sales and marketing expenses increased $0.2 million, or 83% in the three months ended June 30, 2023compared to the same periods in 2022 primarily attributable to a $0.2 million increase in compensation, benefits and other personnel-related costs due to an increase in stock-based compensation and variable compensation. Sales and marketing expenses decreased $0.2 million, or 30 % in the six months ended June 30, 2023 compared to the same period in 2022 primarily attributable to a $0.2 million decrease in compensation, benefits and other personnel-related costs due to lower headcount and a decrease in stock-based compensation expense.

Research and Development - Our research and development expenses primarily consisted of employee compensation and benefits, including stock-based compensation; office expense and allocated facilities costs.

Research and development expenses decreased $0.3 million, or 72%, and $0.6 million, or 74%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. This decrease was primarily attributable to decreases in compensation, benefits and other personnel-related costs due to lower headcount.

General and Administrative - Our general and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal other professional fees; external legal costs for patents; office expense; travel; and allocated facilities costs.

General and administrative expense increased $0.1 million, or 2%, in the three months ended June 30, 2023 compared to the same period in 2022 primarily attributable to $0.4 million increase in legal expense partially offset by a $0.3 million decrease in compensation, benefits and other personnel related costs. General and administrative expenses increased $1.0 million, or 16%, in the first half of 2023 as compared to the same period in 2022 primarily due to a $0.6 million increase in compensation, benefits and other personnel related costs and a $0.4 million increase in legal costs. The increase in compensation, benefits and other personnel related costs in the six months ended June 30, 2023 compared to the same period in 2022 were largely driven by increases in variable compensation costs. The increase in legal expenses in the three and six months ended June 30, 2023 compared to the same period in 2022 was largely attributable to an increase in legal consulting costs.

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

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Interest and other income (loss), net	$6,844	$(5,866)	$12,710	(217)%
Other income (expense), net	(85)	(233)	148	(64)%
Interest and other income (loss), net	$6,759	$(6,099)	$12,858	(211)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Interest and other income (loss), net	$13,258	$(3,680)	$16,938	(460)%
Other income (expense), net	27	(385)	412	(107)%
Interest and other income (loss), net	$13,285	$(4,065)	$17,350	(427)%

Interest and other income (loss) increased $12.7 million during the three months ended June 30, 2023 compared to the same period in 2022, primarily driven by a $12.1 million increase in net gains from investments in marketable equity securities and derivative instruments and a $0.6 million increase in interest income.

Interest and other income (loss) increased $16.9 million during the six months ended June 30, 2023, compared to the same period in 2022, primarily driven by a $15.6 million increase in net gains from investments in marketable equity securities and derivative instruments and a $1.3 million increase in interest income.

Other income (expense), net increased $0.1 million during the three months ended June 30, 2023 compared to the same period in 2022, primarily driven by an increase in net foreign currency translation gains.

Other income (expense), net increased $0.4 million during the six months ended June 30, 2023 compared to the same period in 2022, primarily driven by a $0.2 million increase in net foreign currency translation gains and a $0.1 million decrease in interest expense.

Income Taxes

A summary of provision for income taxes and effective tax rates for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Income before provision for income taxes	$9,872	$(1,993)
Provision for income taxes	(2,844)	174	(3,018)	(1,734)%
Effective tax rate	28.8%	8.7

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Income before provision for income taxes	$19,657	$3,644
Provision for income taxes	(4,351)	(387)	(3,964)	1,024%
Effective tax rate	22.1%	10.6%

Provision for income taxes for the three and six months ended June 30, 2023 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. Benefit from income taxes for the three months ended June 30, 2022 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the six months ended June 30, 2022 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We maintain a partial valuation allowance against our U.S. federal deferred tax assets and maintain a full valuation allowance against our U.S. state and Canadian federal deferred tax assets. The change in the estimated effective tax rate was mainly driven by higher U.S. taxable income which was a result of higher U.S. passive income.

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

We also maintain liabilities for uncertain tax positions. As of June 30, 2023, we had unrecognized tax benefits under Accounting Standards Certification (“ASC”) 740 Income Taxes of approximately $7.2 million and applicable interest of $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $3.2 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

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

Cash, cash equivalents and investments-current - As of June 30, 2023, our cash, cash equivalents, and investments- current totaled $157.5 million, an increase of $7.8 million from $149.7 million on December 31, 2022.

A summary of select cash flow information for the six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$8,754	$18,639
Net cash used in investing activities	$(22,706)	$(6,722)
Net cash used in financing activities	$(9,048)	$(6,017)

Cash provided by operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $8.8 million in the six months ended June 30, 2023, a $9.9 million decrease compared to the same period in 2022. This cash decrease was primarily attributable to a $15.7 million decrease from changes in non-cash items and $6.3 million decrease from changes in net operating assets partially offset by a $12.0 million increase in net income.

Cash provided by (used in) investing activities - Our investing activities primarily consist of purchases of marketable securities and other investments and proceeds from disposal of marketable securities and other investments; proceeds from issuance of derivative instruments; payments made to settle derivative instruments and purchases of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2023 was $22.7 million primarily consisting of $104.6 million in cash used to purchase marketable securities and in the settlement of derivative instruments partially offset by $81.9 million in proceeds from selling marketable securities and derivatives.

Net cash used in investing activities during the first six months of 2022 was $6.7 million primarily consisting of $80.9 million in cash used to purchase marketable securities and in the settlement of derivative instrument partially offset by $74.2 million in proceeds from selling marketable securities and derivatives.

Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.

Net cash used in financing activities during the six months June 30, 2023 was $9.0 million primarily consisting of $5.4 million in dividend payments, $2.9 million stock repurchases and $0.9 million in shares withheld to cover payroll taxes.

Net cash used in financing activities during the six months ended June 30, 2022 was $6.0 million primarily consisting of cash paid for stock repurchases.

Total cash, cash equivalents, and short-term investments were $157.5 million as of June 30, 2023 of which approximately 23%, or $35.9 million, was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

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

On May 10, 2023, the Board declared a third quarterly dividend in the amount of $0.03 per share which was paid on July 28, 2023, to shareholders of record on July 13, 2023.

On August 11, 2023, the Board declared a quarterly dividend in the amount of $0.03 per share,.which will be payable on October 27, 2023 to shareholders of record on October 16, 2023. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by our Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023 to December 29, 2024.

We repurchased 413,696 shares of our common stock for $2.9 million at average purchase price of $6.88 per share during the six months ended June 30, 2023. As of June 30, 2023, we had $47.1 million available for repurchase under the December 2022 Stock Repurchase Program.

We did not have any other significant non-cancellable purchase commitments as of June 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Control and Procedures

Based on their evaluation as of June 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

•        U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”

•        U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

Meta responded to the Company’s complaint on August 1, 2022.  On September 12, 2022, Meta filed a motion to transfer the lawsuit to the Northern District of California or, in the alternative, to the Austin Division of the Western District of Texas. The Court denied Meta’s motion on May 30, 2023, and held the claim construction hearing on the same day. The Court adopted certain claim constructions during the hearing, and issued a formal claim construction order consistent with those constructions on July 7, 2023.Fact discovery is ongoing, and is set to close on September 6, 2023.

In addition, Meta filed inter partes reviews (“IPRs”), IPR2023-00942; IPR2023-00943; and IPR2023-00944, on May 25, 2023. These are directed to U.S. Patent Nos. 8,469,806; 8,896,524; and 10,269,222, respectively. The Company’s response to IPR2023-00942 and IPR2023-0094 is due on September 8, 2023, and to IPR2023-00944 is due on September 12, 2023. Meta filed IPR2023-00945; IPR2023-00946; and IPR2023-00947 on May 26, 2023. These IPRs are directed to United States Patent Nos. 10,664,143; 9,727,217; and 10,248,298, respectively. The Company’s response to IPR2023-00945 is due on September 8, 2023, and to IPR2023-00946 and IPR2023-00947 is due on September 12, 2023.

On August 2, 2023, Meta filed a mandamus petition asking the Federal Circuit to vacate Judge Albright’s May 30, 2023 order denying transfer of the litigation from the Waco Division of the Western District of Texas to the Northern District of California and instead transferring the case to the Austin Division of the Western District of Texas. The Federal Circuit has set a response deadline of August 11, 2023 for us, and a reply deadline of August 14, 2023 for Meta

Immersion Corporation vs. Xiaomi Group

On or about March 3, 2023, the Company filed patent infringement lawsuits against several companies of the Xiaomi-Group in Germany, France and India. Immersion filed complaints against Xiaomi-Group companies and their agents in the Düsseldorf Regional Court in Germany, the Tribunal judiciaire de Paris (Paris First Instance Civil Court) in France, and the High Court of Delhi, at New Delhi, in India.

The complaints allege that Xiaomi’s smartphones, including the Xiaomi 12, infringe Immersion’s patents that cover various uses of haptic effects in connection with such smartphones. Immersion is seeking injunctions that would allow Immersion to prohibit Xiaomi from selling the infringing smartphones in Germany, France and India, as well as costs and damages as compensation for such infringement.

The complaints against Xiaomi assert infringement of the following patents:

•        EP 2 463 752 B1 (German part) titled “Haptisches Feedback-System mit gespeicherten Effekten”

•        EP 2 463 752 B1 (French part) titled “Système de rendu haptique avec stockage d’effets”

•        IN 304 396 (India) titled “Haptic Feedback System With Stored Effects”

On June 19, 2023, Xiaomi filed an initial response to the Company’s lawsuit in India. On July 7, 2023, the Indian litigation was listed before the Learned Joint Registrar (“JR”), Mr. Siddharth Mathur. Immersion’s preliminary response to Xiaomi’s initial response is due on August 11, 2023.

On July 11, 2023, in the German proceeding Xiaomi filed its nullity action in the German Federal Patent Court, which was served on Immersion on July 27, 2023.

LGE Korean Withholding Tax Matter

On October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland Limited from 2012 to 2014.  Pursuant to an agreement reached with LGE, on April 8, 2020, the Company provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korea courts.

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2012 to 2014 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, the Company filed an appeal with the Korea Administrative Court on June 10, 2019. The Company has had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. The Company had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 7, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities. In connection with the Korea Administrative Court’s decision, the Korean tax authorities filed an appeal on June 28, 2023 with the Korea Administrative Court to seek the cancellation of the court’s decision.

On April 25, 2023, the Company received notice from LGE requesting the Company to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, the Company provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to the Company to the extent the Company ultimately prevails in the appeal in the Korean courts. On June 29, 2023, on behalf of LGE, the Company filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period.

Section 220 Demands

On March 14, 2022, we received a stockholder demand (the “Franchi Demand”) to inspect our records pursuant to Section 220 of the Delaware General Corporation Law from Anthony Franchi, a purported stockholder of the Company.  On March 21, 2022, we responded, noting deficiencies in the stockholder demand, but agreeing to produce certain requested documentation, subject to the execution of a confidentiality agreement relating to the confidentiality of such requested documentation.  On April 29, 2022, the parties executed a confidentiality agreement covering such requested documentation.  We produced documents in response to the Franchi Demand in May 2022 and since then has heard nothing further regarding the Franchi Demand.

We also received a demand for the inspection of books and records under Section 220 on behalf of Interlink Electronics, Inc. (“Interlink”) dated May 9, 2022 (the “Interlink Demand”). Interlink is a purported beneficial owner of 1.2 million shares of our common stock. The Interlink Demand seeks to inspect certain our books and records. It contends that Interlink requires the books and records in order to investigate a series of transactions and actions that the Company’s board of directors and management effected in 2021 and 2022. On May 19, 2022, we responded to the Interlink Demand by objecting that it failed to meet the requirements of Section 220. However, we agreed to permit Interlink to inspect certain books and records subject to a confidentiality agreement. We most recently provided a draft confidentiality agreement to Interlink in August 2022 and since then has heard nothing further regarding the Interlink Demand.

Immersion Corporation vs. Valve Corporation

On May 15, 2023, we filed a complaint against Valve Corporation (“Valve”) in the United States District Court for the Western District of Washington.  The complaint alleges that Valve’s AR/VR systems, including the Valve Index, and handheld Steam Deck, infringe seven of our patents that cover various uses of haptic effects in connection with such AR/VR systems and other video game systems.  We are seeking to enjoin Valve from further infringement and to recover a reasonable royalty for such infringement.

The complaint against Valve asserts infringement of the following patents:

•        U.S. Patent No. 7,336,260: “Method and Apparatus for Providing Tactile Sensations”

•        U.S. Patent No. 8,749,507: “Systems and Methods for Adaptive Interpretation of Input from a Touch-Sensitive Input Device”

•        U.S. Patent No. 9,430,042: “Virtual Detents Through Vibrotactile Feedback”

•        U.S. Patent No. 9,116,546: “System for Haptically Representing Sensor Input”

•        U.S. Patent No. 10,627,907: “Position Control of a User Input Element Associated With a Haptic Output Device”

•        U.S. Patent No. 10,665,067: “Systems and Methods for Integrating Haptics Overlay in Augmented Reality”

•        U.S. Patent No. 11,175,738: “Systems and Methods for Proximity-Based Haptic Feedback”

Valve responded to the Complaint  on July 24, 2023 with a motion to dismiss. Immersion’s response to the motion is due on August 14, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On December 29, 2022, the Board approved the December 2022 Stock Repurchase Program, which terminated and superseded the stock repurchase program that had been approved by our Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price our common stock and general market and economic conditions. The stock repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.  On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023 to December 29, 2024.

We repurchased 413,696 shares of our common stock for $2.9 million at average purchase price of $6.88 per share during the six months ended June 30, 2023. As of June 30, 2023, we had $47.1 million available for repurchase under the December 2022 Stock Repurchase Program.

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30	—	N/A	—	—
May 1 to May 31, 2023	88,715	6.6712	88,715	49,400,000
June 1 to June 30, 2023	324,981	6.9322	324,851	47,100,000

(1) The amounts represent the amount available to repurchase shares under the authorized repurchase program as of June 30, 2023. Our stock repurchase program does not obligate it to acquire any specific number of shares.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, effective as of August 12, 2022	8-K	000-38334	3.1	August 15, 2022
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
10.1	**	Immersion Corporation Annual Bonus Plan	8-K	000-38334	10.1	May 30, 2023
10.2	* **	Mutual Separation and Release Agreement, dated May 25, 2023, by and between Immersion Corporation and Aaron Akerman	8-K	000-38334	10.2	May 30, 2023
10.3	* **	Offer Letter, dated May 26, 2023, between Immersion Corporation and J. Michael Dodson Amended and Restated	8-K	000-38334	10.3	May 30, 2023
10.4	**	Change of Control and Severance Agreement, dated May 26, 2023 between Immersion Corporation and J. Michael Dodson	8-K	000-38334	10.4	May 30, 2023
31.1	*	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Report Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Label Linkbase Document
101.PRE	*	XBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	This certification is deemed not filed for purposes of section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, as amended, or the Exchange Act, as amended.
**	Management Contract

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2023

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

