Form 10-Q
period 2023-09-30
IMMERSION CORP
filed 2023-11-13
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of common stock outstanding at November 8, 2023 was 31,839,986.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$28,701	$48,820
Investments - current	121,997	100,918
Accounts and other receivables	2,558	1,235
Prepaid expenses and other current assets	7,589	9,347
Total current assets	160,845	160,320
Property and equipment, net	231	293
Investments - noncurrent	29,855	17,040
Long-term deposits	6,230	4,324
Deferred tax assets	7,217	7,217
Other assets	303	916
Total assets	$204,681	$190,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44	$86
Accrued compensation	616	2,029
Deferred revenue - current	4,731	4,766
Other current liabilities	20,424	12,465
Total current liabilities	25,815	19,346
Deferred revenue - noncurrent	9,088	12,629
Other long-term liabilities	345	435
Total liabilities	35,248	32,410
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital	322,747	322,714
Accumulated other comprehensive income	1,195	202
Accumulated deficit	(52,030)	(70,016)
Treasury stock	(102,479)	(95,200)
Total stockholders’ equity	169,433	157,700
Total liabilities and stockholders’ equity	$204,681	$190,110

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Royalty and license	$9,474	$13,931	$23,401	$29,079
Development, services, and other	8	75	138	218
Total revenues	9,482	14,006	23,539	29,297
Operating expenses:
Sales and marketing	367	282	861	990
Research and development	30	254	259	1,118
General and administrative	2,566	2,540	9,528	8,550
Total operating expenses	2,963	3,076	10,648	10,658
Operating income	6,519	10,930	12,891	18,639
Interest and other income (loss), net	(2,554)	(2,348)	10,731	(6,413)
Income before provision for income taxes	3,965	8,582	23,622	12,226
Provision for income taxes	(1,285)	(877)	(5,636)	(1,264)
Net income	$2,680	$7,705	$17,986	$10,962
Basic net income per share	$0.08	$0.23	$0.56	$0.33
Shares used in calculating basic net income per share	32,523	33,201	32,254	33,601
Diluted net income per share	$0.08	$0.23	$0.55	$0.32
Shares used in calculating diluted net income per share	32,750	33,682	32,586	34,035
Other comprehensive income, net of tax
Deferred gains on available-for-sale marketable debt securities	320	156	776	(1,025)
Realized losses on available-for-sale marketable debt securities reclassified to net income	—	188	217	556
Total other comprehensive income	320	344	993	(469)
Total comprehensive income	$3,000	$8,049	$18,979	$10,493

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at June 30, 2023	47,519,064	$322,870	$875	$(54,710)	15,260,452	$(98,999)	$170,036
Net income	—	—	—	2,680	—	—	2,680
Unrealized gain on available-for-sale securities, net of taxes	—	—	320	—	—	—	320
Release of restricted stock units and awards, net of shares withheld	51,875	—	—	—	21,527	(152)	(152)
Stock option exercises	—	—	—	—	—	—	—
Shares issued to an employee in lieu of cash compensation	7,326	48	—	—	—	—	48
Stock repurchases	—	—	—	—	485,061	(3,328)	(3,328)
Dividends declared	—	(991)	—	—	—	—	(991)
Stock-based compensation	—	820	—	—	—	—	820
Balances at September 30, 2023	47,578,265	$322,747	$1,195	$(52,030)	15,767,040	$(102,479)	$169,433

	Three Months Ended September 30, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at June 30, 2022	46,851,509	$325,351	$(401)	$(97,423)	13,378,528	$(87,790)	$139,737
Net income	—	—	—	7,705	—	—	7,705
Unrealized gains on available-for-sale securities, net of taxes	—	—	344	—	—	—	344
Stock repurchases	—	—	—	—	954,247	(5,304)	(5,304)
Release of restricted stock units and awards, net of shares withheld	51,875	—	—	—	13,768	(74)	(74)
Issuance of stock for ESPP purchase	3,691	16	—	—	—	—	16
Stock-based compensation	—	730	—	—	—	—	730
Balances at September 30, 2022	46,907,075	$326,097	$(57)	$(89,718)	14,346,543	$(93,168)	$143,154

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)

(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2022	46,974,598	$322,714	$202	$(70,016)	14,727,582	$(95,200)	$157,700
Net income	—	—	—	17,986	—	—	17,986
Unrealized gain on available-for-sale securities, net of taxes	—	—	993	—	—	—	993
Stock repurchases	—	—	—	—	898,757	(6,180)	(6,180)
Release of restricted stock units and awards, net of shares withheld	508,344	—	—	—	140,701	(1,099)	(1,099)
Proceeds from stock options exercises	21,222	160	—	—	—	—	160
Issuance of stock for ESPP purchase	1,298	6	—	—	—	—	6
Shares issued to an employee in lieu of cash compensation	72,803	538	—	—	—	—	538
Dividends declared	—	(3,197)	—	—	—	—	(3,197)
Stock-based compensation	—	2,526	—	—	—	—	2,526
Balances at September 30, 2023	47,578,265	$322,747	$1,195	$(52,030)	15,767,040	$(102,479)	$169,433

	Nine Months Ended September 30, 2022
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2021	46,534,198	$323,296	$412	$(100,680)	12,143,433	$(81,733)	$141,295
Net income	—	—	—	10,962	—	—	10,962
Unrealized loss on available-for-sale securities, net of taxes	—	—	(469)	—	—	—	(469)
Stock repurchases	—	—	—	—	2,174,793	(11,281)	(11,281)
Issuance of stock for ESPP purchase	11,416	51	—	—	—	—	51
Release of restricted stock units and awards, net of shares withheld	344,944	—	—	—	28,317	(154)	(154)
Shares issued to an employee in lieu of cash compensation	16,517	84	—	—	—	—	84
Shares issued in connection with public offering, net of issuance costs	—	5	—	—	—	—	5
Stock-based compensation	—	2,661	—	—	—	—	2,661
Balances at September 30, 2022	46,907,075	$326,097	$(57)	$(89,718)	14,346,543	$(93,168)	$143,154

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$17,986	$10,962
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of property and equipment	56	95
Reduction in carrying value of right of use assets	277	524
Stock-based compensation	2,526	2,661
Net (gains) losses on investment in marketable securities	(4,330)	13,288
Net loss on derivative instruments	(341)	(3,393)
Foreign currency remeasurement gains	68	161
Shares issued to an employee in lieu of cash compensation	538	84
Other noncash	(86)	(29)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,323)	(1,373)
Prepaid expenses and other current assets	1,024	5,702
Long-term deposits	(1,967)	1,114
Other assets	337	5,084
Accounts payable	(44)	16
Accrued compensation	(1,413)	715
Other current liabilities	3,080	527
Deferred revenue	(3,576)	(2,954)
Other long-term liabilities	(33)	(950)
Net cash and cash equivalents provided by operating activities	12,779	32,234
Cash flows provided by (used in) investing activities:
Purchases of marketable securities and other investments	(158,347)	(131,100)
Proceeds from sale or maturities of marketable securities and other investments	130,602	95,225
Proceeds from sale of derivative instruments	17,888	11,170
Payments for settlement of derivative instruments	(9,508)	(10,844)
Purchases of property and equipment	(1)	(29)
Net cash and cash equivalents used in investing activities	(19,366)	(35,578)
Cash flows provided by (used in) financing activities:
Dividend payments to stockholders	(6,419)	—
Payment for purchases of treasury stock	(6,180)	(11,281)
Proceeds from issuance of common stock under employee stock purchase plan	6	51
Proceeds from stock options exercises	160	—
Shares withheld to cover payroll taxes	(1,099)	(154)
Other financing activities	—	5
Net cash and cash equivalents used in financing activities	(13,532)	(11,379)
Net decrease in cash and cash equivalents	(20,119)	(14,723)
Cash and cash equivalents:
Beginning of period	48,820	51,490
End of period	$28,701	$36,767

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$883	$662
Supplemental disclosure of non-cash investing, and financing activities:
Dividends declared but not yet paid	$991	$—
Leased assets obtained in exchange for new operating lease liabilities	$—	$120

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Immersion Corporation (the “Company”, “Immersion”, “we” or “us”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. We focus on the creation, design, development, and licensing of innovative haptic technologies that allow people to use their sense of touch more fully as they engage with products and experience the digital world around them. We offer licenses for our patented technology to our customers.

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

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of the condensed consolidated financial statements. Significant estimates include revenue recognition, fair value of financial instruments, valuation of income taxes including uncertain tax provisions, stock-based compensation and long-term deposits for withholding taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Segment Information

We develop, license, and support a wide range of intellectual property (“IP”) that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial. We manage these application areas in one operating and reporting segment with only one set of management, development, and administrative personnel.

Our chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM approves budgets and allocates resources to and assesses the performance of our business using information about our revenue and operating loss. There is only one segment that is reported to management.

Recent Account Pronouncements

We do not expect recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2023, to have significant impact on our financial positions and results of operations.

2. REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the disaggregation of our revenue for the three and nine months ended September 30, 2023, and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed fee license revenue	$1,191	$7,662	$3,594	$10,653
Per-unit royalty revenue	8,283	6,269	19,807	18,426
Total royalty and license revenue	9,474	13,931	23,401	29,079
Development, services, and other revenue	8	75	138	218
Total revenues	$9,482	$14,006	$23,539	$29,297

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

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. In the three months ended September 30, 2023, we recorded adjustments of $0.5 million to increase royalty revenue. We recorded adjustments of $0.2 million to decrease royalty revenue during the three months ended September 30, 2022.

Contract Assets

As of September 30, 2023, we had contract assets of $6.3 million included within Prepaid expenses and other current assets, and $0.2 million included within Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2022, we had contract assets of $7.7 million included within Prepaid expenses and other current assets, and $0.5 million included within Other assets on the Condensed Consolidated Balance Sheets.

Contract assets decreased by $1.7 million from January 1, 2023, to September 30, 2023, primarily due to actual royalties billed during the nine months ended September 30, 2023.

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

Based on contracts signed and payments received as of September 30, 2023, we expect to recognize $13.8 million in revenue related to Performance Obligation B under our fixed fee license agreements, which are satisfied over time, including $8.1 million over one to three years and $5.7 million over more than three years.

As of December 31, 2022, total deferred revenue was $17.4 million. We recognized $3.6 million of deferred revenue during the nine months ended September 30, 2023.

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

Marketable securities as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Mutual funds	$13,009	$—	$(1,381)	$11,628
Equity securities	69,253	3,087	(7,437)	64,903
Total marketable equity securities	82,262	3,087	(8,818)	76,531
Marketable debt securities
U.S. treasury securities	58,237	808	(87)	58,958
Corporate bonds	16,123	273	(33)	16,363
Total marketable debt securities	74,360	1,081	(120)	75,321
	$156,622	$4,168	$(8,938)	$151,852

	December 31, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Mutual funds	$26,352	$—	$(3,143)	$23,209
Equity securities	53,273	2,776	(5,836)	50,213
Total marketable equity securities	79,625	2,776	(8,979)	73,422
Marketable debt securities
U.S. treasury securities	25,640	182	(24)	25,798
Corporate bonds	13,496	48	(106)	13,438
Total marketable debt securities	39,136	230	(130)	39,236
	$118,761	$3,006	$(9,109)	$112,658

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of September 30, 2023 (in thousands) are as follows:

	September 30, 2023
	Amortized Cost	Fair Value
Less than 1 year	$44,691	$45,466
1 to 5 years	29,669	29,855
Total	$74,360	$75,321

Derivative Financial Instruments

Our derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$9,306	$2,383	$11,689
	$9,306	$2,383	$11,689

	December 31, 2022
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$2,987	$662	$3,649
	$2,987	$662	$3,649

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net unrealized gains (losses) recognized on marketable equity securities	$(287)	$(9,278)	$472	$(14,062)
Net realized gains (losses) recognized on marketable equity securities	(2,588)	(555)	3,643	218
Net unrealized gains (losses) recognized on derivative instruments	(1,631)	3,907	(1,825)	(696)
Net realized gains recognized on derivative instruments	(72)	2,214	2,165	4,089
Net realized gains recognized on marketable debt securities	—	188	217	556
Total net gains (losses) recognized in interest and other income (loss), net	$(4,578)	$(3,524)	$4,672	$(9,895)

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

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of September 30, 2023, and December 31, 2022.

Financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are classified based on the valuation technique in the table below (in thousands):

	September 30, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$58,958	$—	$—	$58,958
Mutual funds	11,628	—	—	11,628
Equity securities	64,903	—	—	64,903
Corporate bonds	—	16,363	—	16,363
Total assets at fair value	$135,489	$16,363	$—	$151,852

Liabilities
Derivative instruments	$—	$11,689	$—	$11,689
Total liabilities at fair value	$—	$11,689	$—	$11,689

	December 31, 2022
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Certificate of deposit	$—	$5,300	$—	$5,300
U.S. treasury securities	25,798	—	—	25,798
Mutual funds	23,209	—	—	23,209
Equity securities	50,213	—	—	50,213
Corporate bonds	—	13,438	—	13,438
Total assets at fair value	$99,220	$18,738	$—	$117,958

Liabilities
Derivative instruments	$—	$3,649	$—	$3,649
Total liabilities at fair value	$—	$3,649	$—	$3,649

4.   BALANCE SHEETS DETAILS

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash	$5,818	$9,630
Money market funds	22,883	13,586
Certificates of deposit (1)	—	25,604
Cash and cash equivalents	$28,701	$48,820
(1) Represents certificates of deposit with initial maturity days of 90 days or less.

Investments - Current

Investments - current were as follows (in thousands):

	September 30, 2023	December 31, 2022
Certificates of deposit (2)	$—	$5,300
Marketable securities	76,531	73,422
U.S. treasury securities	45,466	22,196
Short-term investments	$121,997	$100,918

(2) Represents investments with initial maturity days between 91 days and one year.

Accounts and Other Receivables

Accounts and other receivables were as follows (in thousands):

	September 30, 2023	December 31, 2022
Trade accounts receivables, net	$1,960	$1,003
Other receivables	598	232
Accounts and other receivables	$2,558	$1,235

Allowance for credit losses as of September 30, 2023 and December 31, 2022 were not material.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were as follows (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$1,238	$1,576
Contract assets - current	6,303	7,671
Other current assets	48	100
Prepaid expenses and other current assets	$7,589	$9,347

Investments - noncurrent

Investments- noncurrent were as follows (in thousands):

	September 30, 2023	December 31, 2022
U.S. treasury securities	$13,492	$3,602
Marketable debt securities	16,363	13,438
Investments- noncurrent	$29,855	$17,040

Other Assets

Other assets were as follows (in thousands):

	September 30, 2023	December 31, 2022
Contract assets - long-term	220	545
Lease right-of-use assets	83	360
Other assets	—	11
Total other assets	$303	$916

Other Current Liabilities

Other current liabilities were as follows (in thousands):

	September 30, 2023	December 31, 2022
Derivative instruments	$11,689	$3,649
Lease liabilities - current	88	486
Income taxes payable	6,963	2,700
Dividends payable	991	4,212
Other current liabilities	693	1,418
Total other current liabilities	$20,424	$12,465

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2012 to 2014 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. We have had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. We had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 8, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities. In connection with the Korea Administrative Court’s decision, the Korean tax authorities filed an appeal on June 28, 2023 with the Korea High Court to seek the cancellation of the lower court’s decision. The appellate case is in progress at the Seoul High Court and the first hearing has been scheduled for November 30, 2023.

On April 25, 2023, we received notice from LGE requesting us to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, we provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2023, we recorded this deposit in Long-term deposits on our Condensed Consolidated Balance Sheets.  On June 29, 2023, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Assessment Authority submitted its answer against the tax appeal. On September 8, 2023, the Appellant submitted its rebuttal brief in response thereto. As of September 30, 2023, we have accrued $0.3 million of withholding taxes, interest and penalties related to the 2018 to 2022 period for which the Korean tax authorities have recently assessed LGE. These withholding taxes have been reclassified and reported as an impairment reduction to the Long-term deposit made in the third quarter of 2023 in order to present the deposit at its estimated recoverable value.

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

•        U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”

•        U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

Meta responded to the Company’s complaint on August 1, 2022.  On September 12, 2022, Meta filed a motion to transfer the lawsuit to the Northern District of California or, in the alternative, to the Austin Division of the Western District of Texas. The Court denied Meta’s motion on May 30, 2023, and held the claim construction hearing on the same day. The Court adopted certain claim constructions during the hearing, and issued a formal claim construction order consistent with those constructions on July 7, 2023. On August 2, 2023, Meta filed a mandamus petition asking the Federal Circuit to reverse the district court’s order on Meta’s transfer motion. Immersion responded on August 11, 2023, and Meta filed its reply brief on August 14, 2023. Meta’s petition remains pending. Fact discovery closed on October 6, 2023.

In addition, Meta filed inter partes reviews (“IPRs”), IPR2023-00942; IPR2023-00943; and IPR2023-00944 on May 25, 2023. These are directed to U.S. Patent Nos. 8,469,806; 8,896,524; and 10,269,222, respectively. The Company filed its response to IPR2023-00942 and IPR2023-0094 on September 8, 2023, and to IPR2023-00944 on September 12, 2023. Meta filed IPR2023-00945; IPR2023-00946; and IPR2023-00947 on May 26, 2023. These IPRs are directed to United States Patent Nos. 10,664,143; 9,727,217; and 10,248,298, respectively.  The Company filed its response to IPR2023-00945 on September 8, 2023, and our response to IPR2023-00946 and IPR2023-00947 on September 12, 2023.

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

On July 11, 2023, in the German proceeding Xiaomi filed its nullity action in the German Federal Patent Court, which was served on Immersion on July 27, 2023. Immersion has until October 27, 2023 to respond. In the German infringement proceeding, Xiaomi’s statement of defense is due on October 25, 2023.

Xiaomi has until December 21, 2023 to reply to Immersion’s writ of summons in the French proceeding.

The Court will hear Immersion’s application for a preliminary injunction on January 4, 2024 in the Indian proceeding.

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

•        U.S. Patent No. 9,116,546: “System for Haptically Representing Sensor Input”

•        U.S. Patent No. 10,627,907: “Position Control of a User Input Element Associated With a Haptic Output Device”

•        U.S. Patent No. 10,665,067: “Systems and Methods for Integrating Haptics Overlay in Augmented Reality”

•        U.S. Patent No. 11,175,738: “Systems and Methods for Proximity-Based Haptic Feedback”

Valve responded to the Complaint on July 24, 2023 with a motion to dismiss. Valve re-noted its motion, which changed the Company’s response deadline from August 14, 2023 to August 21, 2023. The Company timely filed its response and Valve filed its reply on August 25, 2023. The motion remains pending, and although the parties have agreed to a case schedule, the Court has not yet entered such case schedule.

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

A summary of our equity incentive program as of September 30, 2023 is as follows (in thousands):

Common stock shares available for grant	5,028
Stock options outstanding	102
RSUs outstanding	728
RSAs outstanding	75
PSUs outstanding	400

Time-Based Stock Options

The following summarizes time-based stock options activities for the nine months ended September 30, 2023:

	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	140	$7.57	4.03	$—
Granted	—	—
Exercised	(21)	7.57
Canceled or expired	(17)	7.57
Outstanding as of September 30, 2023	102	$7.57	0.12	$—
Vested and expected to vest at September 30, 2023	102	$7.57	0.12	$—
Exercisable at September 30, 2023	102	$7.57	0.12	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of our common stock for the options that were in-the-money.

We did not grant stock options in the nine months ended September 30, 2023.

Restricted Stock Units

The following summarizes RSU activities for the nine months ended September 30, 2023:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	887	$5.85	1.31	$6,226
Granted	77	7.60
Released	(184)	5.19
Forfeited	(52)	6.91
Outstanding at September 30, 2023	728	$6.12	0.98	$4,812

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards

The following summarizes RSA activities for the nine months ended September 30, 2023:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2022	119	$5.47	0.39
Granted	75	8.31
Released	(119)	5.47
Forfeited	—	—
Outstanding at September 30, 2023	75	$8.31	0.50

Market Condition-Based Performance Stock Units

The following summarizes PSU activities for the nine months ended September 30, 2023:

	Number of Market Condition-Based Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2022	615	$3.69	1.12
Granted	—	—
Released	(206)	3.70
Forfeited	(9)	6.20
Outstanding at September 30, 2023	400	$3.63	0.75

Employee Stock Purchase Plan

Under our 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock have been reserved for issuance under the ESPP. During the nine months ended September 30, 2023, no shares were purchased under the ESPP.  Effective February 1, 2023, our ESPP was discontinued and 193,134 shares expired following the ESPP termination.

Stock-based Compensation Expense

Valuation and amortization methods

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards and ESPP for the three and nine months ended September 30, 2023, and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$10	$53	$(31)	$67
RSUs, RSAs and PSUs	810	678	2,557	2,593
ESPP	—	(1)	—	1
Total	$820	$730	$2,526	$2,661

Sales and marketing	$113	$19	$110	$20
Research and development	1	18	(72)	96
General and administrative	706	693	2,488	2,545
Total	$820	$730	$2,526	$2,661

As of September 30, 2023, there was $3.3 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.6 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

We repurchased 898,757 shares of our common stock for $6.2 million at average purchase price of $6.8602 per share during the nine months ended September 30, 2023. As of September 30, 2023, we had $43.8 million available for repurchase under the December 2022 Stock Repurchase Program.

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

On August 11, 2023, the Board declared a quarterly dividend in the amount of $0.03 per share, which was paid on October 27, 2023 to shareholders of record on October 16, 2023.

On November 13, 2023, our Board declared a quarterly dividend in the amount of $0.045 per share, will be payable, subject to any prior revocation, on January 25, 2024 to shareholders of record on January 14, 2024. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time-to-time.

In the first nine months of 2023, the total dividends paid was $6.4 million.

8. INCOME TAXES

Provision for income taxes the three and nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income before provision for income taxes	$3,965	$8,582	$23,622	$12,226
Provision for income taxes	(1,285)	(877)	(5,636)	(1,264)
Effective tax rate	32.4%	10.2%	23.9%	10.3%

Provision for income taxes for the three and nine months ended September 30, 2023 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the three months ended September 30, 2022 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the nine months ended September 30, 2022 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We maintain a partial valuation allowance against our U.S. federal deferred tax assets and maintain a full valuation allowance against our U.S. state and Canadian federal deferred tax assets. The change in the estimated effective tax rate was mainly driven by higher U.S. taxable income which was a result of higher U.S. passive income.

As of September 30, 2023, we had unrecognized tax benefits under Accounting Standards Certification (“ASC”) 740 Income Taxes of approximately $7.3 million and applicable interest of $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $3.5 million. Our policy is to account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of September 30, 2023, we had net deferred income tax assets of $7.0 million and deferred income tax liabilities of $0.1 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2005 through the current period.

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

The following is a reconciliation of the denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Denominator:
Weighted-average shares outstanding, basic	32,523	33,201	32,254	33,601
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	227	481	332	434
Weighted average shares outstanding, diluted	32,750	33,682	32,586	34,035

We include PSUs in the calculation of diluted earnings per share if the applicable performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the three and nine months ended September 30, 2023 and 2022, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	110	145	128	197
RSUs, RSAs and PSUs	64	15	20	27
Total	174	160	148	224

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

Below is a summary of our right-of-use assets and lease liabilities (in thousands):

	Balance Sheets Classification	September 30, 2023	December 31, 2022
Assets
Right-of-use assets	Other assets	$83	$360
Liabilities
Operating lease liabilities - current	Other current liabilities	88	486
Operating lease liabilities - long-term	Other long-term liabilities	—	56
Total lease liabilities		$88	$542

The table below provides supplemental information related to operating leases during the nine months ended September 30, 2023 and 2022 (in thousands except for lease term):

	Nine Months Ended September 30,
	2023	2022
Cash paid within operating cash flow	$105	$982
Weighted average lease terms (in years)	0.45	0.88
Weighted average discount rates	N/A	3.93%

On June 6, 2022, we entered into a sublease agreement with Innovobot Fund LLP for our facility located in Montreal Canada (the “Montreal Facility”). This sublease commenced on June 8, 2022, and ends on February 27, 2024 which approximates the lease termination date of the original Montreal Facility lease.

On November 12, 2014, we entered into an amendment to the lease of approximately 42,000 square feet office space in San Jose, California facilities (the “SJ Facility”). The lease commenced in May 2015 and expired as of April 2023. We vacated the SJ Facility in the first quarter of 2020. On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. (“Neato”) for the SJ Facility. This sublease commenced in June 2020 and ended on April 30, 2023, which is the lease termination date of the San Jose Facility. Both SJ Facility lease and related sublease expired in April 2023.

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

We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Condensed Consolidated Statements of Income and Comprehensive Income over the lease terms. During the three and nine months ended September 30, 2023 and 2022, our net operating lease expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$97	$138	$314	$343
Variable lease payments	1	98	170	329
Sublease income	(49)	(306)	(489)	(837)
Total lease cost	$49	$(70)	$(5)	$(165)

Minimum future lease payments obligations as of September 30, 2023 were as follows (in thousands):

For the Years Ending December 31,
2023	$50
2024	39
Total lease payments	89
Less: Interest	(1)
Total lease liability	$88

Future cash receipts from our sublease agreements as of September 30, 2023 were as follows (in thousands):

For the Years Ending December 31,
2023	50
2024	33
Total	$83

11. Subsequent Event

      On November 10, 2023, we filed an additional complaint against Meta in the United States District Court for the Western District of Texas, alleging that Meta’s AR/VR systems, including the Meta Quest 3, infringe five of our patents that cover various uses of haptic effects in connection with such AR/VR systems. We are seeking to enjoin Meta from further infringement and to recover a reasonable royalty for such infringement.

     The complaint against Meta asserts infringement of the following patents:

  U.S. Patent No. 8,469,806: “System and method for providing complex haptic stimulation during input of control gestures, and relating to control of virtual equipment”
  U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”
  U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”
  U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”
  U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

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

We have adopted a business model under which we offer licenses to our patented technology to our customers to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology. Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 1,000 issued or pending patents worldwide as of September 30, 2023. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.

We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

Results of Operations

Overview

Total revenues for the three months ended September 30, 2023 was $9.5 million, a decrease of $4.5 million, or 32%, compared to the same period in 2022. Total revenues for the nine months ended September 30, 2023 was $23.5 million, a decrease of $5.8 million, or 20%, compared to the same period in 2022.

Total operating expenses were $3.0 million in each of the three months ended September 30, 2023 and 2022. Total operating expenses were $10.6 million in the nine months ended September 30, 2023 flat compared to $10.7 million total operating expense in the same period in 2022.

Net income was $2.7 million in the three months ended September 30, 2023 compared to a net income of $7.7 million in the same period in 2022. Net income was $18.0 million and $11.0 million in the nine months ended September 30, 2023 and 2022, respectively.

The following table sets forth our Condensed Consolidated Statements of Income and Comprehensive Income data as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Fixed fee license revenue	13%	55%	15%	36%
Per-unit royalty revenue	87	45	84	63
Total royalty and license revenue	100	100	99	99
Development, services, and other	—	—	1	1
Total revenues	100	100	100	100
Operating expenses:
Sales and marketing	4	2	4	3
Research and development	—	2	1	4
General and administrative	27	18	40	29
Total operating expenses	31	22	45	36
Operating income	69	78	55	64
Interest and other income (loss), net	(27)	(17)	46	(22)
Income before provision for income taxes	42	61	101	42
Provision for income taxes	(14)	(6)	(24)	(4)
Net income	28%	55%	77%	38%

Revenues

Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

A revenue summary for the three months ended September 30, 2023 and 2022 is as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues:
Fixed fee license revenue	$1,191	$7,662	$(6,471)	(84)%
Per-unit royalty revenue	8,283	6,269	2,014	32%
Total royalty and license revenue	9,474	13,931	(4,457)	(32)%
Development, services, and other revenue	8	75	(67)	(89)%
Total revenues	$9,482	$14,006	$(4,905)	(35)%

Royalty and license revenue

Fixed fee license revenue decreased by $6.5 million, or 84%, in the third quarter of 2023 compared to the same period in 2022 primarily due to a $6.5 million decrease in mobility license revenue.

Per-unit royalty revenue increased by $2.0 million, or 32%, in the third quarter of 2023 compared to the same period in 2022, primarily due to an $1.9 million increase in royalties from automotive licensees and a $0.8 million increase in royalties from gaming licensees partially offset by a $0.5 million decrease in royalties from mobility licensees.

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

Geographically, revenues generated in Asia, North America and Europe for the three months ended September 30, 2023 represented 68%, 8%, and 24%, respectively, of our total revenue as compared to 43%, 54%, and 3%, respectively, for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
A revenue summary for the nine months ended September 30, 2023 and 2022 are as follows (in thousands, except for percentages):
	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues:
Fixed fee license revenue	$3,594	$10,653	$(7,059)	(66)%
Per-unit royalty revenue	19,807	18,426	1,381	7%
Total royalty and license revenue	23,401	29,079	(5,678)	(20)%
Development, services, and other revenue	138	218	(80)	(37)%
Total revenues	$23,539	$29,297	$(5,758)	(20)%
Royalty and license revenue
Fixed fee license revenue decreased $7.1 million, or 66%, in the first nine months of 2023 compared to the same period in 2022 primarily attributable to a $6.4 million decrease in mobility license revenue and a $0.5 million decrease in automotive license revenue.
Per-unit royalty revenue increased by $1.4 million, or 7%, in the first nine months of 2023 compared to the same period in 2022, primarily caused by a $2.0 million increase in royalties from gaming licensees and a $2.0 million increase in royalties from automotive licensees partially offset by a $2.3 million decrease in royalties from mobility licensees and $0.4 million decrease from other licensees.
Geographically, revenues generated in Asia, North America and Europe for the nine months ended September 30, 2023 represented 77%, 12%, and 11%, respectively, of our total revenue as compared to 61%, 33%, and 6%, respectively, for the nine months ended September 30, 2022.

Operating Expenses

A summary of operating expenses for the three and nine months ended September 30, 2023, and 2022 is as follows (in thousands, except for percentages):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Sales and marketing	$367	282	$85	30%
Research and development	30	254	(224)	(88)%
General and administrative	2,566	2,540	26	1%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Sales and marketing	$861	$990	$(129)	(13)%
Research and development	259	1,118	(859)	(77)%
General and administrative	9,528	8,550	978	11%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, including stock-based compensation; marketing costs and allocated facilities costs.

Sales and marketing expenses increased $0.1 million, or 30%, in the three months ended September 30, 2023compared to the same period in 2022 primarily attributable to a $0.1 million increase in compensation, benefits and other personnel-related costs due to an increase in stock-based compensation. Sales and marketing expenses decreased $0.1 million, or 13%, in the nine months ended September 30, 2023 compared to the same period in 2022 primarily attributable to a decrease in compensation, benefits and other personnel-related costs due to lower headcount partially offset by an increase in stock-based compensation expense.

Research and Development - Our research and development expenses primarily consisted of employee compensation and benefits, including stock-based compensation; office expense and allocated facilities costs.

Research and development expenses decreased $0.2 million, or 88%, and $0.9 million, or 77%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. This decrease was primarily attributable to decreases in compensation, benefits and other personnel-related costs due to lower headcount.

General and Administrative - Our general and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal other professional fees; external legal costs for patents; office expense; travel; and allocated facilities costs.

General and administrative expense was flat in the three months ended September 30, 2023 compared to the same period in 2022. General and administrative expenses increased $1.0 million, or 11%, in the first nine months of 2023 as compared to the same period in 2022 primarily due to a $0.7 million increase in compensation, benefits and other personnel related costs and a $0.3 million increase in legal costs. The increase in compensation, benefits and other personnel related costs in the nine months ended September 30, 2023 compared to the same period in 2022 were largely driven by increases in variable compensation and severance costs. The increase in legal expenses in the three and nine months ended September 30, 2023 compared to the same period in 2022 was largely attributable to an increase in legal consulting costs.

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

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Interest and other income (loss), net	$(2,382)	$(2,185)	$(197)	9%
Other income (expense), net	(172)	(163)	(9)	6%
Interest and other income (loss), net	$(2,554)	$(2,348)	$(206)	9%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Interest and other income (loss), net	$10,876	$(5,865)	$16,741	(285)%
Other income (expense), net	(145)	(548)	403	(74)%
Interest and other income (loss), net	$10,731	$(6,413)	$17,144	(267)%

Interest and other income (loss) decreased $0.2 million during the three months ended September 30, 2023 compared to the same period in 2022, primarily driven by a $1.1 million decrease in net gains from investments in marketable equity securities and derivative instruments partially offset by a $0.9 million increase in interest income.

Interest and other income (loss) increase $16.7 million during the nine months ended September 30, 2023, compared to the same period in 2022, primarily driven by a $14.6 million increase in net gains from investments in marketable equity securities and derivative instruments and a 2.2 million increase in interest income.

Other income (expense), net increased $0.4 million during the nine months ended September 30, 2023 compared to the same period in 2022, primarily driven by a $0.4 million decrease in net foreign currency translation losses.

Income Taxes

A summary of provision for income taxes and effective tax rates for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Income before provision for income taxes	$3,965	$8,582
Provision for income taxes	(1,285)	(877)	(408)	47%
Effective tax rate	32.4%	10.2%

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Income before provision for income taxes	$23,622	$12,226
Provision for income taxes	(5,636)	(1,264)	(4,372)	346%
Effective tax rate	23.9%	10.3%

Provision for income taxes for the three and nine months ended September 30, 2023 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the three months ended September 30, 2022 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the nine months ended September 30, 2022 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We maintain a partial valuation allowance against our U.S. federal deferred tax assets and maintain a full valuation allowance against our U.S. state and Canadian federal deferred tax assets. The change in the estimated effective tax rate was mainly driven by higher U.S. taxable income which was a result of higher U.S. passive income.

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

We also maintain liabilities for uncertain tax positions. As of September 30, 2023, we had unrecognized tax benefits under Accounting Standards Certification (“ASC”) 740 Income Taxes of approximately $7.3 million and applicable interest of $0.1 million. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $3.5 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

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

Cash, cash equivalents and investments-current - As of September 30, 2023, our cash, cash equivalents, and investments- current totaled $150.7 million, an increase of $1.0 million from $149.7 million on December 31, 2022.

A summary of select cash flow information for the nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$12,779	$32,234
Net cash used in investing activities	$(19,366)	$(35,578)
Net cash used in financing activities	$(13,532)	$(11,379)

Cash provided by (used in) operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $12.8 million in the nine months ended September 30, 2023, a $19.5 million decrease compared to the same period in 2022. This cash decrease was primarily attributable to a $14.7 million decrease from changes in non-cash items and $11.8 million decrease from changes in net operating assets partially offset by a $7.0 million increase in net income.

Cash provided by (used in) investing activities - Our investing activities primarily consist of purchases of marketable securities and other investments and proceeds from disposal of marketable securities and other investments; proceeds from issuance of derivative instruments; payments made to settle derivative instruments and purchases of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2023 was $19.4 million primarily consisting of $167.9 million in cash used to purchase marketable securities and in the settlement of derivative instruments partially offset by $148.5 million in proceeds from selling marketable securities and derivatives.

Net cash used in investing activities during the first nine months of 2022 was $35.6 million primarily consisting of $141.9 million in cash used to purchase marketable securities and in the settlement of derivative instrument partially offset by $106.4 million in proceeds from selling marketable securities and derivatives.

Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.

Net cash used in financing activities during the nine months September 30, 2023 was $13.5 million primarily consisting of $6.4 million in dividend payments, $6.2 million stock repurchases and $1.1 million in shares withheld to cover payroll taxes.

Net cash used in financing activities during the nine months ended September 30, 2022 was $11.4 million primarily consisting of cash paid for stock repurchases.

Total cash, cash equivalents, and short-term investments were $150.7 million as of September 30, 2023 of which approximately 19%, or $33.9 million, was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

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

On August 11, 2023, the Board declared a quarterly dividend in the amount of $0.03 per share, which was paid on October 27, 2023 to shareholders of record on October 16, 2023.

On November 13, 2023, our Board declared a quarterly dividend in the amount of $0.045 per share, will be payable, subject to any prior revocation, on January 25, 2024 to shareholders of record on January 14, 2024. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time-to-time.

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

We repurchased 898,757 shares of our common stock for $6.2 million at an average purchase price of $6.8602 per share during the nine months ended September 30, 2023. As of September 30, 2023, we had $43.8 million available for repurchase under the December 2022 Stock Repurchase Program.

We did not have any other significant non-cancellable purchase commitments as of September 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Control and Procedures

Based on their evaluation as of September 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Meta responded to the Company’s complaint on August 1, 2022.  On September 12, 2022, Meta filed a motion to transfer the lawsuit to the Northern District of California or, in the alternative, to the Austin Division of the Western District of Texas. The Court denied Meta’s motion on May 30, 2023, and held the claim construction hearing on the same day. The Court adopted certain claim constructions during the hearing, and issued a formal claim construction order consistent with those constructions on July 7, 2023. On August 2, 2023, Meta filed a mandamus petition asking the Federal Circuit to reverse the district court’s order on Meta’s transfer motion. Immersion responded on August 11, 2023, and Meta filed its reply brief on August 14, 2023. Meta’s petition remains pending. Fact discovery closed on [October 6, 2023].

In addition, Meta filed inter partes reviews (“IPRs”), IPR2023-00942; IPR2023-00943; and IPR2023-00944, on May 25, 2023. These are directed to U.S. Patent Nos. 8,469,806; 8,896,524; and 10,269,222, respectively. The Company filed its response to IPR2023-00942 and IPR2023-0094 on September 8, 2023, and to IPR2023-00944 on September 12, 2023. Meta filed IPR2023-00945; IPR2023-00946; and IPR2023-00947 on May 26, 2023. These IPRs are directed to United States Patent Nos. 10,664,143; 9,727,217; and 10,248,298, respectively.  The Company filed its response to IPR2023-00945 on September 8, 2023, and to IPR2023-00946 and IPR2023-00947 is due on September 12, 2023.

On August 2, 2023, Meta filed a mandamus petition asking the Federal Circuit to vacate Judge Albright’s May 30, 2023 order denying transfer of the litigation from the Waco Division of the Western District of Texas to the Northern District of California and instead transferring the case to the Austin Division of the Western District of Texas. The Federal Circuit has set a response deadline of August 11, 2023 for us, and a reply deadline of August 14, 2023 for Meta.

       On November 10, 2023, we filed an additional complaint against Meta in the United States District Court for the Western District of Texas, alleging that Meta’s AR/VR systems, including the Meta Quest 3, infringe five of our patents that cover various uses of haptic effects in connection with such AR/VR systems. We are seeking to enjoin Meta from further infringement and to recover a reasonable royalty for such infringement.

The complaint against Meta asserts infringement of the following patents:

  U.S. Patent No. 8,469,806: “System and method for providing complex haptic stimulation during input of control gestures, and relating to control of virtual equipment”
  U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”
  U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”
  U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”
  U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

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

On July 11, 2023, in the German proceeding Xiaomi filed its nullity action in the German Federal Patent Court, which was served on Immersion on July 27, 2023. Immersion has until October 27, 2023, to respond. In the German infringement proceeding, Xiaomi’s statement of defense is due on October 25, 2023.

Xiaomi has until December 21, 2023 to reply to Immersion’s writ of summons in the French proceeding.

The Court will hear Immersion’s application for a preliminary injunction on January 24, 2024 in the Indian proceeding.

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2012 to 2014 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, the Company filed an appeal with the Korea Administrative Court on June 10, 2019. The Company has had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. The Company had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 8, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities. In connection with the Korea Administrative Court’s decision, the Korean tax authorities filed an appeal on June 28, 2023 with the Korea High Court to seek the cancellation of the lower court’s decision. The appellate case is in progress at the Seoul High Court and the first hearing has been scheduled for November 30, 2023.

On April 25, 2023, the Company received notice from LGE requesting the Company to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, the Company provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to the Company to the extent the Company ultimately prevails in the appeal in the Korean courts. On June 29, 2023, on behalf of LGE, the Company filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Assessment Authority submitted its answer against the tax appeal. On September 8, 2023, the Appellant submitted its rebuttal brief in response thereto.

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

Valve responded to the Complaint on July 24, 2023 with a motion to dismiss. Valve re-noted its motion, which changed Immersion’s response deadline from August 14, 2023 to August 21, 2023. Immersion timely filed its response, and Valve filed its reply on August 25, 2023. The motion remains pending. Although the parties have agreed to a case schedule, the Court has not yet entered such case schedule.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

We repurchased 898,757 shares of our common stock for $6.2 million at average purchase price of $6.86 per share during the nine months ended September 30, 2023. As of September 30, 2023, we had $43.8 million available for repurchase under the December 2022 Stock Repurchase Program.

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31	6,476	6.9045	6,476	47,100,000
August 1 to August 31, 2023	97,272	6.9969	97,272	47,100,000
September 1 to September 30, 2023	381,313	6.8073	3,328,287	43,800,000

(1) The amounts represent the amount available to repurchase shares under the authorized repurchase program as of September 30, 2023. Our stock repurchase program does not obligate it to acquire any specific number of shares.

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

Date: November 13, 2023

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

