Form 10-K
period 2023-12-31
IMMERSION CORP
filed 2024-03-11
CIK 1058811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 or

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $214,198,478 (based on the closing sales price of the registrant’s common stock on that date). On March 1, 2024, there were 31,700,667 shares of our common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and executive officers, and Delinquent Section 16(a) Reports (if any)), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference portions of the Registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

IMMERSION CORPORATION

Forward-looking Statements

In addition to historical information this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “can,” “will,” “places,” “estimates,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include among other things, any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and trends related thereto, and the recognition and components thereof; our costs and expenses; including our investment of surplus funds and sales of marketable debt securities seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our intellectual property (“IP”); our employees;  and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations; including with respect to taxes; our plans and estimates related to and the impact of current and future litigation and arbitration; our leases, sublease and the timing and income related thereto; and our dividend, stock repurchase and equity distribution programs.

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

Any forward-looking statements made by us in this report speak only as of the date of this report, and we do not intend to update these forward-looking statements after the filing of this report, unless required to do so by applicable law or regulation. You are urged to review carefully and consider our various disclosures in this report and in our other reports publicly disclosed or filed with the Securities and Exchange Commission (the “SEC”) that attempt to advise you of the risks and factors that may affect our business.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. You should carefully consider all the information in this report and, in particular, the following principal risks and all of the other specific factors described in Item 1A of this Annual Report on Form 10-K, “Risk Factors,” before deciding whether to invest in our company.

•	Risks related to our business:
•	Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by catastrophic events, such as pandemics, or other public health emergencies, such as COVID-19, or by the uncertain economic and political environment in geographies in which we operate.
•	Our business could be materially and adversely affected if we are unable to enter new licensing arrangements (or renew existing licenses) on favorable terms. In addition, a limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results. Moreover, if our customers discontinue product lines that incorporate our technology, our operating results may be negatively impacted.
•	Our failure to develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business.
•	Shortages of electronic components may cause a decrease in production and sales of our customers’ products which could result in lower royalties payable to us.
•	Our licenses with component manufacturers may cause confusion as to our licensing model and may prevent us from enforcing our patents based on the patent exhaustion doctrine, or other legal doctrines.
•	We are or may become involved in litigation to enforce our IP rights (or defend against assertions that we violate a third party’s IP), or resolve conflicts over license terms in our license agreements, and the costs thereof could adversely affect our business.
•	If we fail to protect and enforce our patent rights and other IP rights (or if there are adverse changes in patent and litigation legislation or enforcement), our ability to license our technologies and generate revenues could be impaired.
•	If we are not able to attract, recruit and retain qualified personnel, we may not be able to effectively develop and deploy our technologies. In addition, we have experienced turnover in our senior management and our employee base, which could result in operational and administrative inefficiencies and could hinder the execution of our growth strategy.
•	We may not maintain consistent profitability in the future.
•	Our international operations subject us to risks and costs, and our failure to comply with complex U.S. or foreign laws could have a material adverse effect on our operations.
•	We may incur greater tax liability than anticipated which could adversely affect our financial condition and operating results.
•	We may not be able to continue to innovate in the gaming market or continue to derive significant revenues from third party gaming peripheral makers for video gaming platforms.
•	We may not be able to continue to derive significant revenues from gaming peripheral makers for various reasons, including as a result of our fixed payment license with Microsoft, which could adversely affect our financial condition and operating results.

•	Automobiles incorporating our technologies are subject to lengthy development periods, making it difficult to predict when and whether we will receive royalties for these product types.
•	If our licensees’ efforts fail to generate consumer demand, our revenue may be adversely affected.
•	The rejection of our haptic technology by standards-setting organizations, or failure of the standards-setting organization to develop timely commercially viable standards may negatively impact our business.
•	Our business and operations could suffer in the event of any actual or perceived security breaches, including breaches that compromise personal information.
•	If we are unable to develop open-source compliant products (or our products contain undetected errors), our ability to license our technologies and generate revenues may be impaired.
•	Our business depends in part on access to third-party platforms and technologies. If such access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change, our business and operating results could be adversely affected.
•	If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business and our stock price.
•	Risks related to investing in our common stock:
•	Our quarterly revenues and operating results are volatile, and if our future results are below expectations, the price of our common stock is likely to decline. Our stock price may fluctuate regardless of our performance.
•	Future sales of our equity could result in significant dilution to our existing stockholders and depress the market price of our common stock. In addition, we will have broad discretion as to the use of proceeds from the “at the market” offerings that we announced in February 2022, and we may not use the proceeds effectively.
•	We may elect to purchase marketable securities, or digital or alternative currencies, as part of our capital allocation or investment strategy; and if we determine to purchase marketable securities, or digital or alternative currencies (such as bitcoin and other cryptocurrencies,), our financial results and the market price of our common stock may be affected by the price of these alternative investments, which may be highly volatile.
•	We may engage in the acquisition of other companies or other investments outside of our current line of business, which may have an adverse material effect on our existing business.
•	Any stock repurchase program could affect our stock price and add volatility.
•	Changes in financial accounting standards or policies may affect our reported financial condition or results of operations.
•	Our business is subject to changing regulations regarding corporate governance and other compliance areas that will increase both our costs and the risk of noncompliance. Further, provisions in our charter documents and Delaware law could prevent or delay a change in control, which could reduce the market price of our common stock.
•	Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited.
•	Any decision to reduce or discontinue the payment of cash dividends to our stockholders could cause the market price of our common stock to decline significantly.

Item 1. Business
Overview
Immersion Corporation (the “Company”, “Immersion”, “we”, or “us”) is a premier licensing company focused on the invention, acceleration, and scaling, through licensing, of innovative haptic technologies that allow people to use their sense of touch to engage with products and experience the digital world around them. We are one of the leading experts in haptics, and our focus on innovation allows us to deliver world-class IP and technology that enables the creation of products that delight end users. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized. Our primary business is currently in the mobility, gaming, and automotive markets, but we believe our technology is broadly applicable and see opportunities in evolving new markets, including virtual and augmented reality, and wearables, as well as residential, commercial, and industrial Internet of Things. In recent years, we have seen a trend towards broad market adoption of haptic technology. As other companies follow our leadership in recognizing how important tactile feedback can be in people’s digital lives, we expect the opportunity to license our IP and technologies will continue to expand.

We have adopted a business model under which we offer licenses to our patented technology to our customers and offer our customers enabling software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology. Our licenses enable our customers to deploy haptically enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold just under 1,000 issued or pending patents worldwide as of December 31, 2023. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.
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
Innovate: Provide haptics in mobile, gaming, automotive, wearable, virtual and augmented reality, and other products and services to transform user experiences with unique and customizable tactile effects in a targeted and cost-efficient manner.
Foster Haptic Standards: We intend to participate in the ecosystem wide standards that will enable accelerated adoption of haptic technologies across our core markets. Additionally, we will provide leadership within the haptics ecosystem and align supply side haptics solution providers with consistent specifications to reduce friction related to the integration of haptics into license bearing products.

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
We believe these features of our haptic technology are broadly applicable to a number of markets and devices. We also believe we will serve as a strategic partner for our customers and partners in helping them develop a more compelling user experience for consumers.
Our Offerings
We provide enabling technology, IP and haptic expertise to our customers through a variety of different offerings, including technology licenses, patent licenses, and combined licenses that cover both technology and patents. In most cases, we provide patent licenses to our customers, and also offer technology licenses with specific rights and restrictions to the applicable patents described in the license agreements. When we offer patent licenses, we generally provide the customer with a defined right to use our patented innovations in its own products, subject to limitations by specific field of use and other restrictions.
Our agreements are typically structured with fixed, variable or a mix of fixed and variable royalty and/or license payments over certain defined periods.

Patent Licenses
Through almost 30 years of innovative research, development and business activity, we have built a far-reaching and deep portfolio of patents covering many of the foundational aspects and commercial applications of haptic technology. We have implemented formal policies and procedures governing how we create, protect and maintain our IP assets, and we invest resources judiciously and in a cost-efficient manner in our patent portfolio with the goal of improving return on investment for our stockholders. We continue to pursue intellectual property that aligns with our business strategy while efficiently managing our patent prosecution and maintenance costs. Our portfolio includes just under 1,000 worldwide issued or pending patents as of December 31, 2023, which supports our technology offerings, protect our business activities and prospects, and represents an important independent licensing and revenue channel for us. We believe that our IP is relevant to many of the most important ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.
Markets
Mobile Communications, Wearables, and Consumer Electronics: We offer haptic expertise to original equipment manufacturers (“OEMs”) in the mobile, gaming, and related consumer electronics markets.

Our licensees currently include some of the top makers of mobile devices in the world, including Samsung, Google, Sony, Panasonic, as well as integrated circuit manufacturers such as Awinic and Dongwoon Anatech.

Revenue generated from OEMs and integrated circuit customers in the mobile communications market represented 41% and 60% of our total revenue in the years ended December 31, 2023 and 2022, respectively.

Gaming and VR: We have licensed our patents directly to Microsoft, Sony and Nintendo for use in their console gaming products. We have also licensed our patents to Sony for use in virtual reality (“VR”) products. Additionally, we have licensed our patents to third party gaming peripheral manufacturers and distributors for use in spinning mass and force feedback devices such as controllers, steering wheels and joysticks, to be used with PC platforms running on Microsoft Windows and other operating systems, as well as in connection with video game consoles made by Microsoft, Sony, Nintendo and others. Our PC gaming licensees include Guillemot and Microsoft. We will not receive any further royalties from Microsoft under our current agreement with Microsoft, including with respect to Microsoft’s gaming products or any other haptic-related product that Microsoft produces or sells.

Revenue generated from customers in the gaming and VR market, represented 32% and 21% of our total revenue, in the years ended December 31, 2023 and 2022, respectively.

Automotive: We offer patent licenses to automotive makers and suppliers. Our current licensees include ALPS Alpine, Continental, Preh, Nissha Co. Ltd., Mobase Electronics (formerly Seoyon Electronics), Tokai Rika and Vishay Intertechnology.

Revenue generated from automotive customers, as a percentage of our total revenue, in 2023 and 2022, represented 22% and 13%, respectively.
Other: We offer patent licenses to other markets. Our current licensees include Stanley, Nippon Seiki, Sensel, Wacom Co., Ltd., and others.
Revenue generated from other customers in 2023 and 2022, were 5% and 6% of our total revenue, respectively.

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
The principal competitive factors impacting our business are the strength of the patents underlying our technology, as well as the technological expertise and design innovation. We believe we compete favorably in all these areas.
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
Intellectual Property and Research and Development
Protection of our IP portfolio is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third parties, licensing arrangements, and other contractual agreements with third parties to protect our IP. We maintain and support an active program to protect our IP, primarily through the filing of patent applications and the defense of issued patents against infringement. Parties who license our IP make an investment in our technology, and that investment gets devalued when unlicensed parties use our IP. Litigation against unlicensed third parties is a last step after all other avenues for resolution have been exhausted. If unlicensed parties continue to ship products that use our IP without fairly remunerating us, litigation may be a proper step to protect our IP and assets, as well as protecting the investments of our existing licensees. As haptics gain wider acceptance in the market, the likelihood of unlicensed use of our IP increases. This could result in ongoing dispute resolution and litigation efforts, as we seek to protect the investment that we and our valid licensees have made in our technology.
As of December 31, 2023 we and our wholly owned subsidiaries had just under 1,000 currently issued or pending patents worldwide that cover various aspects of our technologies. The duration of our issued patents is determined by the laws of the country of issuance and is typically 20 years from the effective date of filing of the patent application resulting in the patent.

Our success, in part, depends on ensuring that our patents and other intellectual property continue to be relevant in our core markets in a manner that aligns with our business strategy while efficiently managing our costs. For the years ended December 31, 2023 and 2022 our research and development expenses were $0.3 million and $1.4 million, respectively.

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
Employees
As of December 31, 2023 we had 14 employees which were full-time equivalent employees and who are in 4 countries. Of these, 9, or approximately 64%, were located in the United States and Canada.
We rely on the skills and talent of our employees to successfully execute our strategy through licensing activities, and collaboration with customers and partners to ensure that high-quality tactile experiences are brought to market. Accordingly, we seek to retain the executive management and operating personnel required to successfully execute our business strategies. To retain these high caliber employees, we strive to create an environment and culture that fosters and supports the continued adoption of our technology in our core markets where we see further licensing opportunities.
9

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
Specific challenges that we face related to negotiations with existing licensees include:

•	difficulties in persuading existing customers to renew a license to our patents or other technologies (including delays associated with existing customers questioning the scope, validity, or enforceability) without the expenditure of significant resources;
•	difficulties in persuading existing customers that they need a license to our patents as individual patents expire or become limited in scope, declared unenforceable or invalidated;
•	reluctance of existing customers to renew their license to our patents or other technologies because other companies are not licensed;
•	difficulties in renewing gaming licenses if video game console makers choose not to license third parties to make peripherals for their new consoles, if video game console makers no longer require peripherals to play video games, if video game console makers no longer utilize technology in the peripherals that are covered by our patents or if the overall market for video game consoles deteriorates substantially;
•	the competition we may face from third parties, including the internal design and development teams of existing licensees; and
•	inability of current licensees to ship certain devices if they are involved in IP infringement claims by third parties that ultimately prevent them from shipping products or that impose substantial royalties on their products.

If we are unable to enter into new licensing arrangements for our patents on favorable terms that are consistent with our business objectives, our royalty and license revenue and cash flow could be materially adversely affected.
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
Specific challenges that we face related to negotiations with prospective licensees include:

•	difficulties in brand awareness among prospective customers, especially in markets in which we have not traditionally participated;
•	difficulties in persuading prospective customers to take a license to our patents (including delays associated with prospective customers questioning the scope, validity or enforceability of our patents) without the expenditure of significant resources;
•	reluctance of prospective customers to engage in discussions with us due to our history of litigation;
•	difficulties in persuading prospective customers that they need a license to our patents as individual patents expire or become limited in scope, declared unenforceable or invalidated;
•	reluctance of prospective customers to license our patents or other technologies because other companies are not licensed;
•	the competition we may face from third parties, including the internal design teams of prospective customers;
•	difficulties in achieving and maintaining consumer and market demand or acceptance for our products;
•	difficulties in persuading third parties to work with us, to rely on us for critical technology, and to disclose to us proprietary product development and other strategies; and
•	challenges in demonstrating the compelling value of our technologies and challenges associated with prospective customers’ ability to easily implement our technologies.

A limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.
A significant amount of our revenue is derived from a limited number of customers, and we expect that this will continue to be the case in the future. For example, for the year ended December 31, 2023 Samsung accounted for a significant amount of our total revenues.
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
Our royalties from licenses and therefore the growth of our business, are dependent, in part, on the success of our customers’ products that incorporate our haptic innovations. Many of the industries we license into are highly competitive. Our existing customers have in the past decided and may decide in the future to exit these industries and focus their resources on industries we do not license into or where we have achieved less market penetration. For example, on April 5, 2021, LGE announced that it would wind down and close its mobile business unit by July 31, 2021. The discontinuation of such product lines by our customers has resulted in and may in the future result in lower shipments of products that incorporate our haptic innovations which in turn has had and may continue to have a material adverse effect on our business, financial condition and results of operations.
Our failure to continuously develop or acquire successful innovations and obtain patents on those innovations could significantly harm our business, financial condition, results of operations or cash flow.
We derive a significant portion of our revenues from licenses and royalties from our haptic patents. To remain competitive, the market must adopt our newer technology. Our initiatives to develop industry standards, foster adoption of new haptic innovations, obtain patents on such innovations, and to commercialize these haptic innovations may not be successful or timely. Any new or enhanced haptic innovations may not be favorably received by our licensees, potential licensees, or consumers and we may not be able to monetize such haptic innovations. If our development efforts are not successful or are significantly delayed, companies may not incorporate our haptic innovations into their products and our revenues may not grow and could decline. In addition, our current intellectual property portfolio consists of patents issued in multiple jurisdictions covering various aspects of our devices and related technology. Patent expiration could adversely affect our ability to enter into or renew licensing arrangements and future product development, which could adversely affect our operating results and financial position. Further, as we continue to evaluate our ongoing business, we may allocate less resources to developing new products and technologies in order to continue to focus on our operating priorities of pursuing partnerships and our enforcement strategy, while maintaining and growing our profitability. If we allocate less resources to research and development, our rate of innovation may slow, and we may not maintain our market leading position in haptics.
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
For instance, the semiconductor industry has over the past several years faced significant global supply chain issues as a result of the impact of the COVID-19 pandemic and the related imposition of government restrictions on staffing and facility operations, supply chain shortages, and other disruptions. Even though government restrictions have loosened, integrated circuit manufacturers continued to struggle to meet the new surge in demand. If our customers experience significant shortages of electronic components that result in a reduction in our revenues, then our business, results of operations, financial condition, cash flows, and stock price may be adversely affected.
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
Due to the continuing evolution of market sectors, product categories, and business models and to the compromises inherent in the drafting and negotiation of License Provisions, our licensees may interpret License Provisions in their agreements in a way that is different from our interpretation of such License Provisions or in a way that is inconsistent with the rights that we have granted to other licensees. Such conflicting interpretations by our licensees may lead to claims that we have granted rights to one licensee that are inconsistent with the rights that we have granted to another licensee or that create a dispute as to which products are covered by the license and are thus subject to a royalty payment. We have in the past and may in the future become involved in similar disputes.
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

Our technologies are complex, and we rely upon our employees to identify new sales and business development opportunities, support and maintain positive relationships with our licensees. Accordingly, we need to be able to attract, recruit, integrate, and retain personnel, including individuals highly specialized in patent licensing in order to deploy our technologies and to sustain revenue growth. Competition for talented candidates is intense, especially for individuals with patent licensing, and haptics expertise, and we may not be successful in attracting, integrating, and continuing to motivate such qualified personnel. In this competitive recruiting environment, especially when hiring in Montreal, Canada, and other geographical regions that have higher costs of living, our compensation packages need to be attractive to the candidates we recruit. In addition, based on potential volatility in our quarterly revenues, it could be difficult to craft compensation plans that will attract and retain personnel with the skills to secure complex licensing arrangements. In Montreal, Canada, and other geographical regions, candidates and employees view the stock component of compensation as an important factor in deciding both whether to accept an employment opportunity as well as whether to remain in a position at a company. Even if we are able to present robust compensation packages that enable us to attract and recruit new candidates for hire, we may not be able to retain our current executive officers and key employees if the structure of their compensation packages does not provide incentives for them to remain employed by us.

We have experienced turnover in our senior management and our employee base, which could result in operational and administrative inefficiencies and could hinder the execution of our growth strategy.

We have experienced turnover in our senior management. For example, in March 2023, Francis Jose, the former General Counsel and in May 2023, Aaron Akerman, the former Chief Financial Officer, resigned from their respective positions with the Company. In addition, in January 2023, Eric Singer was appointed as President and Chief Executive Officer, and in June 2023, Michael Dodson was appointed the Chief Financial Officer. Lack of management continuity could harm our customer relationships, adversely affect our ability to successfully execute our growth strategy, result in operational and administrative inefficiencies and added costs, and could impede our ability to recruit new talented individuals to senior management positions. All or any of these could adversely impact the results of operations and stock price. Our success largely depends on our ability to integrate any new senior management within our organization in order to achieve our operating objectives, and changes in other key positions may affect our financial performance and results of operations as new members of management become familiar with our business. General employee turnover also presents the risks discussed in this paragraph.

We had an accumulated deficit of $36.0 million as of December 31, 2023 and we may not maintain consistent profitability in the future.
As of December 31, 2023 we had an accumulated deficit of $36.0 million. We need to generate significant ongoing revenues to maintain consistent profitability. Among other ongoing expenses, we may continue to incur expenses related to:
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

Additionally, from time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. We have received requests from certain licensees requesting that we reimburse them for certain tax liabilities. For example, beginning in April 28, 2017, we have ongoing disputes related to Samsung’s request that we reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities as a result of its determination that withholding taxes should have been withheld from certain payments made from Samsung to Immersion Software Ireland Limited. For additional background on this matter, please see Part I, Item 3 Legal Proceedings.

In addition, since October 16, 2017, we have ongoing disputes related to LGE’s request that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. For additional background on this matter, please see Part I, Item 3 Legal Proceedings. On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. For additional background on this matter, please see Part I, Item 3 Legal Proceedings.

Based on the developments in the LGE cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Consolidated Statements of Income and Comprehensive Income. If we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Consolidated Statements of Income and Comprehensive Income in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposit on our Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long-term deposit. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for a which we recorded a Long-term deposit on our Consolidated Balance Sheets, then the additional income tax expense would be accrued as Other current liabilities.

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
We currently have sales personnel and other personnel in Canada, the United Kingdom and Japan who may engage in various activities, including engaging our customers and prospective customers outside of the United States. International revenues accounted for approximately 91% of our total revenues in 2023. International operations are subject to a number of difficulties, risks, and special costs, including:
•	compliance with multiple, conflicting and changing governmental laws and regulations;
•	laws and business practices favoring local competitors;
•	foreign exchange and currency risks;
•	changing import and export restrictions, duties, tariffs, quotas and other barriers;
•	difficulties staffing and managing foreign operations;
•	business risks, including fluctuations in demand for our technologies and products and the cost and effort to conduct international operations and travel abroad to promote international distribution and overall global economic conditions;
•	multiple conflicting and changing tax laws and regulations;
•	political and economic instability;
•	the possibility of an outbreak of hostilities or unrest in markets where major customers are located, including Korea;
•	potential economic disruption based on the United Kingdom’s recent withdrawal from the European Union, commonly referred to as Brexit; and
•	the possibility of volatility in financial markets as certain market participants transition away from the London Inter-bank Offered Rate (LIBOR).

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
Our international operations could also increase our exposure to foreign and international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation, differing or inconsistent government interpretation, and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business internationally. Our international operations could also increase our exposure to complex international tax rules and regulations. Changes in, or interpretations of, tax rules and regulations may adversely affect our income tax provision. In addition, our operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the FCPA and local laws prohibiting corrupt payments by our employees, vendors, or agents.
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
In addition, while Microsoft, Sony, and Nintendo are among our licensees in the gaming market, a significant portion of our gaming royalty revenues comes from third-party peripheral makers who make licensed gaming products designed for use with popular video game console systems from such video game console makers. Video game console systems are closed, proprietary systems, and video game console system makers typically impose certain requirements or restrictions on third-party peripheral makers who wish to make peripherals that will be compatible with a particular video game console system. If third-party peripheral makers cannot or are not allowed to satisfy these requirements or restrictions, our gaming royalty revenues could be significantly reduced. Furthermore, should a significant video game console maker choose to omit touch-enabling capabilities from its console systems or restrict or impede the ability of third parties to make touch-enabling peripherals, it could lead our gaming licensees to stop making products with touch-enabling capabilities, thereby significantly reducing our gaming royalty revenues. Also, if the video game industry changes such that mobile or other platforms increase in popularity at the expense of traditional video game consoles, our gaming royalty revenues could be substantially reduced if we are unable to enter into replacement arrangements enabling us to license our software, patents, or other IP in connection with gaming on such mobile or other platforms. Although we have a significant software and patent position with respect to virtual reality (“VR”) peripherals and systems, the market may not become large enough to generate material revenues. Finally, as some of our litigated patents related to video game peripherals have expired, our gaming royalty revenues will likely decline until we are successful in proving the relevance of our patents for this market.
Because we have a fixed payment license with Microsoft, our royalty revenue from licensing in the gaming market and other consumer markets has previously declined and may further do so if Microsoft increases its volume of sales of touch-enabled products at the expense of our other licensees.
Under the terms of our present agreement with Microsoft, Microsoft receives a royalty-free, perpetual, irrevocable license (including sublicense rights) to our worldwide portfolio of patents. This license permits Microsoft to make, use, and sell hardware, software, and services, excluding specified products, covered by our patents. We will not receive any further revenues or royalties from Microsoft under our current agreement with Microsoft, including with respect to Microsoft’s Xbox Series X gaming product or any other haptic-related product that Microsoft produces or sells. Microsoft has a significant share of the market for touch-enabled console gaming computer peripherals and is pursuing other consumer markets such as mobile devices, tablets, personal computers, and VR and augmented reality (“AR”). Microsoft has significantly greater financial, sales, and marketing resources, as well as greater name recognition and a larger customer base than some of our other licensees from whom, unlike with respect to Microsoft, we are able to collect royalty payments. In the event that Microsoft increases its share of these markets relative to companies from whom we are not precluded from collecting royalty payments, our royalty revenue from other licensees in these market segments may decline.
19

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
Further, our revenues in the automotive market depend in large part on the number of haptic touch interfaces that are incorporated into vehicles. Component shortages and economic and other impacts, such as semiconductor shortages, have caused and may in the future cause significant adverse effects on our customers’ ability to manufacture, distribute and sell products incorporating our touch-enabling technologies. While we believe that the automotive market provides opportunities for growth for us, especially if haptic touch interfaces are adopted in more mid-tier and entry-tier vehicles, we are unable to accurately predict the full impact that component shortages and economic and other impacts will have on the number of vehicles sold by our customers that incorporate haptic touch interfaces. However, if such opportunities fail to materialize and/or if less haptic touch interfaces are sold in the future, it may have a material and adverse effect on our business, financial position, results of operations or cash flows.
Our inability to control or influence our licensees’ design, manufacturing, quality control, promotion, distribution, or pricing of their products incorporating our touch-enabling technologies could result in diminished royalty revenue if our licensees’ efforts fail to generate consumer demand.
A key part of our business strategy is to license our software and patents (and other IP) to companies that manufacture and sell products incorporating our touch-enabling technologies. In each of the years ended December 31, 2023 and 2022, 99% of our total revenues were royalty and license revenues. We do not control or influence the design, manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not timely ship products incorporating our touch-enabling technologies or fail to achieve strong sales, our revenues could decline.
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
20

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
Already, some of our proprietary technologies incorporate open source software that may be subject to open source licenses, which licenses may require that source code subject to the license be released or made available to the public. Such open source licenses may mandate that software developed based on source code that is subject to the open-source license, or combined in specific ways with such open source software, becomes subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open-source software in ways that would require such proprietary software to be subject to an open source license. However, there is currently uncertainty in the legal landscape around open-source software, as few courts have interpreted open-source licenses, and the manner in which these licenses may be legally interpreted and enforced is therefore not yet clear. We often take steps to disclose source code for which disclosure is required under an open source license, but it is possible that we have made or will make mistakes in doing so, which could negatively impact our brand or the adoption of our products by our customers or prospective customers or could expose us to additional liability.
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
A wide variety of state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data and other information. Evolving and changing definitions of personal data and personal information within the U.S., the European Union (“EU”), and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business. For example, it may be more difficult for us to share data with commercial partners, conduct research, or market to customers. Heightened compliance requirements may lead to increased administrative expenses. Data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

For example, the EU General Data Protection Regulation (“GDPR”), which became fully effective on May 25, 2018, imposes more stringent data protection requirements than previously effective EU data protection law and provides for penalties for noncompliance of up to the greater of €20 million or four percent of worldwide annual revenues. The GDPR requires, among other things, that personal data only be transferred outside of the European Economic Area (“EEA”) to certain jurisdictions, including the United States, if steps are taken to legitimize those data transfers. We rely on the use of Standard Contractual Clauses (“SCCs”) approved by the EU Commission, to legitimize these transfers. Previously, we relied on the EU-U.S. Privacy Shield and Swiss-US Privacy Shield frameworks to legitimize transfers of personal data from the EEA to the United States. However, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework, and similarly on September 8, 2023 the Federal Data Protection and Information Commissioner (“FDPIC”) invalidated the Swiss-US Privacy Shield. These decisions may increase our costs and limit our ability to process personal data from the EU and Switzerland. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, SCCs, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Privacy Shield and the SCCs. The CJEU and FDPIC decisions or other legal challenges relating to cross-border data transfer between various countries and economic areas may serve as a basis for our personal data handling practices to be challenged and may otherwise adversely impact our business, financial condition and operating results.

Further, in June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” and on January 31, 2020, the United Kingdom ceased to be an EU Member State. The UK Data Protection Act that substantially implements the GDPR became law in May 2018 and was further amended to more closely align to GDPR post-Brexit. Beginning on October 12, 2023, UK personal data may be transferred to the U.S. pursuant to organizations certified to the UK Extension to the EU-US Data Privacy Framework. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services or performing research related to our technology.

In the U.S., there are numerous states that have now enacted privacy laws that regulate the processing of personal data. In 2018, California enacted the California Consumer Privacy Act, which was amended in 2020 by the California Privacy Rights Act (“CPRA”), legislation that, among other things, requires covered companies to provide numerous disclosures to California consumers and affords such consumers new abilities to opt-out of certain sales and sharing of personal information. Aspects of the CPRA and its interpretation remain unclear at this time. In addition, the following states have enacted their own similar privacy legislation, which privacy legislation has now gone into effect: Colorado, Connecticut, Utah, and Virginia. Further, Delaware, Indiana, Iowa, Montana, New Jersey, Tennessee, and Texas have enacted legislation which will go into effect in 2024-2026, and privacy bills have been introduced in Minnesota, Missouri, Michigan, Kentucky, Ohio, West Virginia, North Carolina, Maryland, Pennsylvania, New York, Vermont, Massachusetts, and Maine. We cannot fully predict the impact of these numerous state laws on our business or operations, but the laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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
Our management concluded that our internal control over financial reporting was effective as of December 31, 2023. However, we have in the past had material weaknesses in our internal control over financial reporting, and there are inherent limitations on the effectiveness of internal controls. We do not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met; no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.
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

Increasing attention on environmental, social and governance (“ESG”) matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.
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
We have established corporate social responsibility programs aligned with sound environmental, social and governance principles. These programs reflect our current initiatives and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives impose additional costs on us. If our ESG initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to license technology and sell services to customers, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
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
These factors include:

•	the impact of disruptions in the supply of electronic components (such as integrated circuits) that our customers incorporate into their products could reduce the amount of royalties that are payable to us;
•	the establishment or loss of licensing relationships;
•	the timing and recognition of payments under fixed and/or up-front fee license agreements, as well as other multi-element arrangements;
•	seasonality in the demand for our technologies or products or our licensees’ products;
•	the timing of our expenses, including costs related to litigation, stock-based awards, acquisitions of technologies, or businesses;
•	developments in and costs of pursuing or settling any pending litigation;
•	the timing of introductions and market acceptance of new technologies and products and product enhancements by us, our licensees, our competitors, or their competitors;
•	errors in our licensees’ royalty reports, and corrections and true-ups to royalty payments and royalty rates from prior periods.

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
On July 6, 2021, we entered into an equity distribution agreement with Craig-Hallum, pursuant to which we can issue and sell shares of our common stock having an aggregate offering price of up to $60 million, from time to time, through an “at the market” equity offering program under which Craig-Hallum is acting as sales agent. The issuance and sale of shares of our common stock pursuant to this “at the market” equity offering program has and will continue to have a dilutive impact on our existing stockholders.
Further, the issuance and sale of, or the perception that we may issue and sell, additional shares of common stock pursuant to future “at the market” equity offering programs, or an additional private placement could have the effect of depressing the market price of our common stock or increasing the volatility thereof. Any issuance by us or sales of our securities by our security holders, including by any of our affiliates, or the perception that such issuances or sales could occur, could negatively impact the market price of our securities.

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
Factors beyond our control can significantly influence the value of the marketable securities in which we invest and can cause potential adverse changes to the value of these marketable securities. Relevant factors include, but are not limited to, fluctuations in market price, changes in our own analysis of the value of the security or instability in the financial markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer. Because of changing economic and market conditions and the financial condition of issuers of the marketable securities, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
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
We have established stock repurchase programs in the past, and on December 29, 2022, our Board of Directors (“Board”) approved a stock repurchase program of up to $50 million of our common stock for a period of up to twelve months, which the Board subsequently extended to December 29, 2024. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as our management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Any repurchases by us pursuant to our stock repurchase program could affect our stock price and add volatility. There can be no assurance that any repurchases will be made under any program, nor is there any assurance that a sufficient number of shares of our common stock will be repurchased to satisfy the market’s expectations. Furthermore, there can be no assurance that any repurchases conducted under any plan will be made at the best possible price. The existence of our stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue any stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our Board or management, including the following:
•	only a majority of our Board or stockholders of not less than 10% of all of the shares entitled to cast votes at such meeting are authorized to call a special meeting of stockholders;
•	our stockholders can only take action at a meeting of stockholders and not by written consent;
•	subject to the rights of a holder of any series of preferred stock, vacancies on our Board can be filled only by our Board and not by our stockholders;
•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and
•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
On November 14, 2022, we announced that our Board declared a quarterly dividend and have consistently paid such quarterly dividend since such dates. Although we have announced regular cash dividend payments and a special dividend, we are under no obligation to pay cash dividends to our stockholders in the future at historical levels or at all. The declaration and payment of any future dividends is at the discretion of our Board. Any reduction or discontinuance by us of the payment of cash dividends could cause the market price of our common stock to decline significantly.
Item 1B. Unresolved Staff Comments
None.
29

Item 1C. Cybersecurity

Risk Management and Strategy Disclosure.

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an IT consultant who reports to our Chief Financial Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Governance Disclosure.

Our Board is periodically informed of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Executive Officer and Chief Financial Officer are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Executive Officer and Chief Financial Officer oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Financial Officer and IT consultant provide periodic briefings to the audit committee regarding the Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the Board on such reports.

Item 2. Properties
We lease a facility in Montreal, Canada (the “Montreal Facility”) of approximately 10,000 square feet, for our subsidiary, Immersion Canada Corporation. On June 6, 2022, we entered into a sublease agreement with Innovobot Fund LLP for the Montreal Facility. This sublease commenced on June 8, 2022 and ended on February 27, 2024 which approximated the lease termination date of the original Montreal Facility lease. Both the Montreal Facility lease and the sublease terminated in February 2024.
We also lease a facility in San Jose, California (the “San Jose Facility”) of approximately 42,000 square feet, which we vacated in the first quarter of 2020. On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. (“Neato”) for the San Jose Facility. This sublease commenced in June 2020 and ended on April 30, 2023 which was the lease termination date of the San Jose Facility. Both the San Jose Facility lease and related sublease ended in April 2023.
On January 26, 2022, we entered into a lease agreement with COFE CIX Aventura, LLC, (the "Aventura Lease") pursuant to which we lease approximately 1,390 square feet located at Aventura View Office Building, Suite 610, 2999 N.E. 191st Street, Aventura, Florida. The term of the Aventura Lease commenced upon the earlier of the following dates: (i) March 1, 2022; and (ii) the date on which we occupy the premises and begin conducting business from the premises, and ends on the last day of the 25th full calendar month from the commencement date. The monthly base rent is $3,359.17 for the first 12 months, $3,459.94 for the following 12 months, and $3,564.19 for the 25th month. On February 22, 2022, our Board approved this office as our corporate headquarters.
See Note 10. Leases of the Notes to Consolidated Financial Statements in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information on our lease obligations.
Item 3.  Legal Proceedings

Immersion Corporation vs. Meta Platforms, Inc., f/k/a Facebook, Inc. (“Meta”)

On May 26, 2022, the Company filed a complaint against Meta in the United States District Court for the Western District of Texas.  The complaint alleges that Meta’s augmented and virtual reality (“AR/VR”) systems, including the Meta Quest 2, infringe six of our patents that cover various uses of haptic effects in connection with such AR/VR systems. The Company is seeking to enjoin Meta from further infringement and to recover a reasonable royalty for such infringement.

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

•        U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”

•        U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

              Meta responded to the Company’s complaint on August 1, 2022. On September 12, 2022, Meta filed a motion to transfer the lawsuit to the Northern District of California or, in the alternative, to the Austin Division of the Western District of Texas. The Court denied Meta’s motion on May 30, 2023, and held the claim construction hearing on the same day. The Court adopted certain claim constructions during the hearing and issued a formal claim construction order consistent with those constructions on July 7, 2023. On August 2, 2023, Meta filed a mandamus petition asking the Federal Circuit to reverse the district court’s order on Meta’s transfer motion. Fact discovery closed on October 6, 2023. The Federal Circuit denied Meta’s mandamus petition on October 30, 2023.

On November 10, 2023, Immersion filed a separate action in the Western District of Texas against Meta directed to its newly launched Quest 3 product, asserting the following patents:

•        U.S. Patent No. 8,469,806: “System and method for providing complex haptic stimulation during input of control gestures, and relating to control of virtual equipment”

•        U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”

•        U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

In addition, Meta filed inter partes reviews (“IPRs”), IPR2023-00942; IPR2023-00943; and IPR2023-00944 on May 25, 2023. These are directed to U.S. Patent Nos. 8,469,806; 8,896,524; and 10,269,222, respectively. The Company filed its response to IPR2023-00942 and IPR2023-0094 on September 8, 2023, and to IPR2023-00944 on September 12, 2023. Meta filed IPR2023-00945; IPR2023-00946; and IPR2023-00947 on May 26, 2023. These IPRs are directed to United States Patent Nos. 10,664,143; 9,727,217; and 10,248,298, respectively.  The Patent Trial and Appeal Board instituted review of IPR2023-00942 on December 6, 2023; IPR2023-00943 on December 6, 2023; IPR2023-00944 on December 7, 2023; IPR2023-00945 on December 6, 2023; IPR2023-00946 on December 8, 2023; and IPR2023-00947 on December 6, 2023.

On January 16, 2024, Immersion and Meta jointly moved to stay all deadlines in district court because they had arrived at a settlement in principle. On January 17, 2024, the Court stayed all deadlines. Under the Court’s order, the parties were to either move to dismiss the proceedings if they finalized the settlement agreement, or alternatively they were to provide the Court with a status update, by January 31, 2024.

On February 9, 2024, Immersion entered into a Patent License and Settlement Agreement (the “License and Settlement Agreement”) with Meta, pursuant to which the parties have agreed to terms for resolving the litigation matters described above (the Litigation”) and Meta will license, on a non-exclusive basis, Immersion’s patent portfolio for use in its products. Under the License and Settlement Agreement, in consideration for the license and releases granted therein, Immersion expects to receive approximately $17,500,000, after deducting for legal fees related to the Litigation (and other pending litigation) and other liabilities. Pursuant to the License and Settlement Agreement, Immersion and Meta have agreed to terms for dismissal by them of the outstanding Litigation and the IPRs. The description of the License and Settlement Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the License and Settlement Agreement, which the Company intends to file as an exhibit to its Quarterly Report on Form 10-Q for the quarter ending March 31, 2024.

Immersion Corporation vs. Xiaomi Group

On or about March 3, 2023, the Company initiated patent infringement lawsuits against several companies of the Xiaomi-Group in Germany, France and India. Immersion filed complaints against Xiaomi-Group companies and their agents in the Düsseldorf Regional Court in Germany, the Tribunal judiciaire de Paris (Paris First Instance Civil Court) in France, and the High Court of Delhi, at New Delhi, in India.

The complaints allege that the Xiaomi-Group’s devices, including the Xiaomi 12, infringe Immersion’s patents that cover various uses of haptic effects in connection with such devices. Immersion is seeking injunctions that would allow Immersion to prohibit Xiaomi-Group from selling the infringing devices in Germany, France and India, as well as costs and damages as compensation for such infringement.

The complaints against the Xiaomi-Group assert infringement of the following patents:

•        EP 2 463 752 B1 (German part) titled “Haptisches Feedback-System mit gespeicherten Effekten”

•        EP 2 463 752 B1 (French part) titled “Système de rendu haptique avec stockage d’effets”

•        IN 304 396 (India) titled “Haptic Feedback System With Stored Effects”

On June 19, 2023, Xiaomi filed an initial response to the Company’s lawsuit in India. On July 7, 2023, the Indian litigation was listed before the Learned Joint Registrar (“JR”), Mr. Siddharth Mathur. The application seeking interim injunction will be heard on March 21, 2024.

On July 11, 2023, in the German proceeding Xiaomi filed its nullity action in the German Federal Patent Court, which was served on Immersion on July 27, 2023. Immersion replied on October 27, 2023, and is awaiting Xiaomi’s response which is anticipated to be filed in late January or early February 2024, with a decision expected in March or April of 2024. In the German infringement proceeding, Xiaomi’s statement of defense was due on October 25, 2023. Immersion’s reply was due on February 26, 2024. Xiaomi’s rejoinder is scheduled for July 25, 2024. The oral hearing is scheduled for August 29, 2024.

Xiaomi had until December 21, 2023 to reply to Immersion’s writ of summons in the French proceeding. Xiaomi requested an extension and replied on January 4, 2024. Immersion’s tentative deadline to respond is March 14, 2024. The next case management hearing is scheduled for March 21, 2024.

LGE Korean Withholding Tax Matter

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

On November 3, 2017, on behalf of LGE, the Company made an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2012 to 2017 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, the Company filed an appeal with the Korea Administrative Court on June 10, 2019. The Company has had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. The Company had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 8, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities. In connection with the Korea Administrative Court’s decision, the Korean tax authorities filed an appeal on June 28, 2023, with the Seoul High Court to seek the cancellation of the lower court’s decision. The appellate case is in progress at the Seoul High Court and the first hearing and the second hearing took place on November 30, 2023 and February 1, 2024, respectively. However, the next hearing will be set at a later date.

On April 25, 2023, the Company received notice from LGE requesting the Company to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, the Company provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to the Company to the extent the Company ultimately prevails in the appeal in the Korean courts. On June 29, 2023, on behalf of LGE, the Company filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, the Company submitted its rebuttal brief in response thereto. On September 25, 2023, the Korean tax authority, on behalf of LGE, the Company submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing the claims of the Company on the grounds that its claims are without merit.  In response thereto, on behalf of LGE, the Company filed an appeal with the Korea Administrative Court on December 29, 2023.  The first hearing date has not yet been set.

Immersion Corporation vs. Valve Corporation

On May 15, 2023, the Company filed a complaint against Valve Corporation (“Valve”) in the United States District Court for the Western District of Washington.  The complaint alleges that Valve’s AR/VR systems, including the Valve Index, and handheld Steam Deck, infringe seven of our patents that cover various uses of haptic effects in connection with such AR/VR systems and other video game systems.  The Company is seeking to enjoin Valve from further infringement and to recover a reasonable royalty for such infringement.

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

Valve responded to the complaint on July 24, 2023 with a motion to dismiss. Valve re-noted its motion, which changed Immersion’s response deadline from August 14, 2023 to August 21, 2023. Immersion timely filed its response, and Valve filed its reply on August 25, 2023. The Court entered a case schedule on November 21, 2023. The case schedule does not include a trial date but set the pretrial conference for May 30, 2025.

Item 4. Mine Safety Disclosures
Not applicable.
34

PART II
Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information, Holders of Record and Dividends
Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR”.
As of February 28, 2024, there were 57 holders of record of our common stock.
Unregistered Sales of Securities
During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act.
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
We adopted a Section 382 Tax Benefits Preservation Plan on November 17, 2021 to diminish the risk we could experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which could substantially limit or permanently eliminate our ability to utilize its net operating loss carryovers to reduce potential future income tax obligations. Under this plan, a person who acquires, without the approval of our Board, beneficial ownership of 4.99% or more of the outstanding common stock could be subject to significant dilution. Following the repurchase, Invenomic’s holdings dropped to below 4.99% of the outstanding common stock.
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

In 2023, we repurchased 1,217,774 shares of our common stock for $8.2 million at an average purchase price of $6.77 per share. As of December 31, 2023, we have $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

Share repurchase activity under the December 2022 Stock Repurchase Program during the three months ended December 31, 2023 was as follows (in thousands, except per share amounts):
Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2023	—	N/A	—	43,870,000
November 1 to November 30, 2023	112,343	$6.4477	724,348	43,094,000
December 1 to December 31, 2023	206,674	$6.5530	1,354,344	41,736,000
(1) The amounts represent the amount available to repurchase shares under the authorized repurchase program as of December 31, 2023. Our stock repurchase program does not obligate us to acquire any specific number of shares.
Dividends Payment
On November 14, 2022, the Board declared a quarterly dividend in the amount of $0.03 per share, which was paid on January 30, 2023, to stockholders of record on January 15, 2023. In addition, on December 29, 2022, our Board declared a special dividend in the amount of $0.10 per share, which was paid on January 30, 2023 to stockholders of record on January 15, 2023.

On February 21, 2023, the Board declared a quarterly dividend, in the amount of $0.03 per share, which will be paid on April 28, 2023 to stockholders of record on April 13, 2023.

On May 10, 2023, the Board declared a third quarterly dividend in the amount of $0.03 per share which was paid on July 28, 2023, to shareholders of record on July 13, 2023.

On August 11, 2023, the Board declared a quarterly dividend in the amount of $0.03 per share, which was paid on October 27, 2023 to shareholders of record on October 16, 2023.

On November 13, 2023, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on January 25, 2024 to shareholders of record on January 14, 2024.

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time-to-time.

In the year ended December 31, 2023, the total dividends paid was $7.4 million.

Item 6. [Reserved]
36

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP and our discussion and analysis of its financial condition and operating results require the management to make judgments, assumptions and estimates that affect the amounts reported. See Note 1. Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Revenue Recognition
Fixed fee license revenue
In certain contracts, we grant a fixed fee license to our existing patent portfolio at the inception of the license agreement as well as rights to the portfolio as it evolves throughout the contract term. For such arrangements, we have two separate performance obligations:

•	Performance Obligation A - Transfer rights to our patent portfolio as it exists when the contract is executed;
•	Performance Obligation B - Transfer rights to our patent portfolio as it evolves over the term of the contract, including access to new patent applications that the licensee can benefit from over the term of the contract.
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
Results of Operations
Overview
Total revenues in 2023 were $33.9 million, a decrease of $4.5 million, or 12%, compared to 2022.
Total operating expenses were $16.0 million, an increase of $2.0 million or 14% compared to 2022.
In 2023, we had net income of $34.0 million, an increase of $3.3 million, or 11% compared to 2022.
The following table sets forth our Consolidated Statements of Income and Comprehensive Income data as a percentage of total revenues:

	Year Ended December 31,
	2023	2022
Revenues:
Total royalty and license revenue	99%	99%
Development, services, and other	1	1
Total revenues	100	100
Costs and expenses:
Sales and marketing	5	3
Research and development	1	3
General and administrative	41	30
Total costs and expenses	47	36
Operating income	53	64
Interest and other income	74	6
Income before benefit from (provision for) income taxes	127	70
Benefit from (provision for) income taxes	(26)	10
Net income	100%	80%

Revenues
Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements, along with less significant revenue earned from development, services and other revenue. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.
A revenue summary for the year ended December 31, 2023 and 2022 are as follows (in thousands, except for percentages):
	Years Ended December 31,
	2023	2022	$ Change	% Change
Fixed fee license revenue	$5,283	$11,953	$(6,670)	(56)%
Per-unit royalty revenue	28,498	26,225	2,273	9%
Total royalty and license revenue	33,781	38,178	(4,397)	(12)%
Development, services, and other revenue	138	283	(145)	(51)%
Total revenues	$33,919	$38,461	$(4,542)	(12)%
Fixed fee license revenue decreased $6.7 million, or 56% in 2023 compared to 2022, primarily attributable to a $6.6 million decrease in mobility revenue, a $0.6 million decrease in automotive license revenue partially offset by a $0.5 million increase in gaming license revenue.
Per-unit royalty revenue increased by $2.3 million, or 9%, in 2023 compared to 2022, primarily caused by a $3.3 million increase in royalties from automotive licensees and a $2.2 million increase in royalties from gaming licensees. These increases were partially offset by a $2.5 million decrease in royalties from mobility licensees and a $0.6 million decrease in royalties from other licensees.
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
Geographically, revenues generated in Asia, Europe and North America for the year ended December 31, 2023 represented 74%, 17%, and 9%, respectively, of our total revenue as compared to 62%,  10% and 28%, respectively, for the year ended December 31, 2022
Operating Expenses
A summary of operating expenses for the year ended December 31, 2023 and 2022 are as follows (in thousands, except for percentages):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Sales and marketing	$1,751	1,219	$532	44%
Research and development	281	1,380	(1,099)	(80)%
General and administrative	13,960	11,442	2,518	22%
Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, including stock-based compensation, marketing costs and allocated facilities costs.
Sales and marketing expenses increased $0.5 million, or 44%, in 2023 compared to 2022, primarily attributable to a $0.6 million increase in compensation, benefits and other personnel related costs largely due to higher variable compensation and stock-based compensation expenses.

Research and Development - Our research and development expenses primarily consisted of employee compensation and benefits, including stock-based compensation; outside services and consulting fees; tooling and supplies; and allocated facilities costs.
Research and development expenses decreased $1.1 million, or 80%, in 2023 compared to 2022, primarily attributable to a $0.8 million decrease in compensation, benefits, and other personnel related costs and a $0.2 million decrease in office expenses and allocated facilities costs. The decrease in compensation, benefits and other personnel related costs in 2023 compared to 2022 were largely attributable to lower headcount and decreases in stock-based compensation expense.
General and Administrative - Our general and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal other professional fees; external legal costs for patents; office expense; travel; and allocated facilities costs.
General and administrative expenses increased $2.5 million, or 22%, in 2023 as compared to 2022 primarily due to a $2.2 million increase in compensation, benefits and other personnel related costs and $0.3 million increase in legal fees. The increase in compensation, benefits, and other personnel related costs in 2023 compared to 2022 were largely driven by increases in variable compensation and severance costs. The increase in legal expenses in 2023 compared to 2022 was largely attributable to an increase in legal consulting costs.
We may be required to engage in litigation to protect our IP, in which case our general and administrative expenses could substantially increase reflecting such litigation costs.
Interest and Other Income (Loss)
A summary of interest and other income, other expense for the year ended December 31, 2023 and 2022 are as follows (in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Interest and other income (loss), net	25,008	2,838	$22,170	781%
Other income (expense), net	(20)	(293)	273	(93)%
	$24,988	$2,545	$22,443	882%
Interest and Other Income (loss) - Interest and other income (loss) consists primarily of interest and dividend income from cash and cash equivalents, marketable debt and equity securities, realized and unrealized gains (losses) on our marketable equity securities and derivative instruments and realized gains (losses) on our marketable debt securities.
Interest and other income increased $22.2 million during 2023 compared to 2022 primarily driven by a $19.9 million increase in gains from investments in marketable securities and derivative instruments net and a $2.3 million increase in interest and dividend income.

Other income (expense), net increased $0.3 million in 2023 compared to 2022, primarily driven by increase in net foreign currency transaction gains.

Income Taxes
A summary of provision for income taxes and effective tax rates for the year ended December 31, 2023 and 2022 are as follows (in thousands):

	Years Ended December 31,
	2023	2022	$ Change	% Change
Income before provision for (benefit from) income taxes	$42,915	$26,965
Provision for (benefit from) income taxes	8,939	(3,699)	12,638	(342)%
Effective tax rate	(20.8)%	13.7%

Provision for income taxes for the year ended December 31, 2023, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. Benefit from income taxes for the year ended December 31, 2022, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate.

We provided no valuation allowance for federal assets, whose future realization is more likely than not and continue to maintain full valuation allowance for state deferred tax assets in the United States as well as federal tax assets in Canada. The year-over-year change in provision for income taxes resulted primarily from the change in income from continuing operations across various tax jurisdictions.

We continue to maintain full valuation allowance for state and certain foreign deferred tax assets in the United States and Canada as a result of uncertainties regarding the realization of the asset balance due to historical losses, the variability of operating results, and uncertainty regarding near term projected results. In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. As of December 31, 2023 we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $7.5 million, of which $4.9 million could be payable in cash. In addition, interest and penalty $0.2 million could also be payable in cash in relation to the unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $4.9 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.
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

Cash, cash equivalents and investments- As of December 31, 2023 our cash, cash equivalents, and investments-current totaled $160.4 million, an increase of $10.7 million from $149.7 million on December 31, 2022.
A summary of select cash flow information for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Net cash provided by operating activities	$20,600	$40,146
Net cash provided by (used in) investing activities	$3,398	$(29,405)
Net cash provided by used in financing activities	$(16,747)	$(13,411)
Cash provided by operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.
Net cash provided by operating activities was $20.6 million in the year ended December 31, 2023 a $19.5 million decrease compared to the same period in 2022. This cash decrease was primarily attributable to a $11.2 million decrease from changes in noncash items a $11.7 million decrease from changes in net operating assets and  partially offset by a $3.3 million increase in net income.
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
Net cash provided by investing activities during the year ended December 31, 2023was $3.4 million primarily consisting of $193.7 million in proceeds from selling marketable securities and derivatives partially offset by $190.3 million used to purchase marketable securities and in the settlement of derivative instruments.
Net cash used in investing activities during the year ended December 31, 2022 was $29.4 million primarily consisting of $165.4 million of purchases marketable securities and in the settlement of derivative instrument partially offset by $136.0 million of proceeds from sale of derivative instruments.
Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.
Net cash used by financing activities during the year ended December 31, 2023 was $16.7 million primarily consisting of $8.3 million stock repurchases, $7.4 million in dividend payments and $1.2 million in shares withheld to cover payroll taxes.
Net cash provided by financing activities during the year ended December 31, 2022 was $13.4 million primarily consisting of cash paid for stock repurchases.

Total cash, cash equivalents, and investments-current were $160.4 million as of December 31, 2023 of which approximately 24%, or $38.2 million, was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
We intend to continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

On February 23, 2022, our Board approved a stock repurchase program of up to $30.0 million of our common stock for a period of up to twelve months (the “February 2022 Stock Repurchase Program”).

In the year ended December 31, 2022, we repurchased 1,637,566 shares of our common stock for $8.9 million at an average purchase price of $5.46 per share. The February 2022 Stock Repurchase Program was terminated on December 29, 2022.

On December 29, 2022, the Board approved the December 2022 Stock Repurchase Program of up to $50 million of our common stock , which terminated and superseded the February 2022 Stock Repurchase Program. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate Immersion to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023 to December 29, 2024.

In the year ended December 31, 2023 we repurchased 1,217,774 shares of our common stock for $8.3 million at an average purchase price of $6.77 per share.  As of December 31, 2023 we have $41.7 million available for future repurchase under the December 2022 Stock Repurchase Program.
On November 14, 2022, the Board declared a quarterly dividend in the amount of $0.03 per share, was paid on January 30, 2023 to stockholders of record on January 15, 2023.  In addition, on December 29, 2022, our Board declared a special dividend in the amount of $0.10 per share, which was paid on January 30, 2023 to stockholders of record on January 15, 2023.

On February 21, 2023, the Board declared a quarterly dividend, in the amount of $0.03 per share, which was paid on April 28, 2023 to stockholders of record on April 13, 2023.

On May 10, 2023, the Board declared a third quarterly dividend in the amount of $0.03 per share which was paid on July 28, 2023, to shareholders of record on July 13, 2023.

On August 11, 2023, the Board declared a quarterly dividend in the amount of $0.03 per share, which was paid on October 27, 2023 to shareholders of record on October 16, 2023.

On November 13, 2023, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on January 25, 2024 to shareholders of record on January 14, 2024.

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time-to-time.

In the year ended December 31, 2023, the total dividends paid was $7.4 million.

As of December 31, 2023 we had a liability for unrecognized tax benefits totaling $7.4 million, of which $4.2 million could be payable in cash. In addition, interest and penalty of $0.2 million could also be payable in cash in relation to the unrecognized tax benefits.
We did not have any other significant non-cancellable purchase commitments as of December 31, 2023
We anticipate that capital expenditures for property and equipment for 2023 will be less than $1.0 million.
As of March 11, 2024, the date of this Annual Report on Form 10-K, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months and beyond.
Recent Accounting Pronouncements
See Note 1. Significant Accounting Policies of the Notes to Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not applicable

Item 8.Financial Statements and Supplementary Data
IMMERSION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Immersion Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Immersion Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2023 and 2022; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Contingencies – Refer to Note 5 to the financial statements

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, the Company is currently involved in certain legal and regulatory proceedings with the South Korean tax authorities regarding withholdings taxes imposed on LG Electronics Inc. (“LGE”) for failing to withhold taxes on royalty payments made to the Company. Pursuant to contractual agreements with LGE, the Company provided deposits representing the amount of such withholding tax that was imposed on LGE of approximately $7.2 million. The Company has recognized a liability for an uncertain tax position against the deposit of approximately $1.0 million for a net long-term deposit asset of approximately $6.2 million.

We identified the valuation of the Company's deposits for the Korean withholding tax legal matter as a critical audit matter. The principal considerations for our determination include the higher level of auditor judgement in assessing the probability of a favorable outcome (technical merits of the position including how tax law, statues, regulations and case law impact management's judgements), estimated final tax assessment, and realizability of deposit assets.

How the Critical Audit Matter Was Addressed in the Audit

The primary audit procedures related to testing the valuation of the deposits related to the Korean tax withholding matter included the following, among others:

·         We obtained an understanding of the process and evaluated the design of internal controls relating to management’s determination of the probability of a favorable outcome, estimated final tax assessment, and realizability of deposit assets.

·         We agreed deposits made to supporting documentation.

·         We obtained and evaluated the response letters from external and internal counsel to our audit inquiry letters.

·         We read relevant correspondence the Company received from South Korean taxing authorities provided by management.

·         We reviewed South Korean administrative practices and precedents as sources of tax authority.

·         We read relevant documents the Company has filed with the South Korean courts and related counterparty filings.

·         We reviewed similarities between the LGE case and other tax withholding cases the Company has litigated in South Korea.

·         We evaluated the reasonableness of management's process for identifying and assessing a potential unfavorable outcome.

·         We evaluated the reasonableness of management’s accrual of additional withholding tax liability.

·         We evaluated the sufficiency of the Company's legal and regulatory proceedings disclosures in the consolidated financial statements.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2022.

Denver Colorado

March 11, 2024

FINANCIAL INFORMATION
IMMERSION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$56,071	$48,820
Investments-current	104,291	100,918
Accounts and other receivables, net	2,241	1,235
Prepaid expenses and other current assets	9,847	9,347
Total current assets	172,450	160,320
Property and equipment, net	211	293
Investments-noncurrent	33,350	17,040
Long-term deposits	6,231	4,324
Deferred tax assets	3,343	7,217
Other assets	146	916
Total assets	$215,731	$190,110
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47	$86
Accrued compensation	3,127	2,029
Deferred revenue - current	4,239	4,766
Other current liabilities	11,900	11,044
Total current liabilities	19,313	17,925
Deferred revenue-noncurrent	8,390	12,629
Other noncurrent liabilities	4,926	1,856
Total liabilities	32,629	32,410
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital – $0.001 par value; 100,000,000 shares authorized; 47,636,273 and 46,974,629 shares issued, respectively; 31,528,977 and 32,247,047 shares outstanding, respectively	322,182	322,714
Accumulated other comprehensive income	1,702	202
Accumulated deficit	(36,040)	(70,016)
Treasury stock at cost: 16,107,296 and 14,727,582 shares, respectively	(104,742)	(95,200)
Total stockholders’ equity	183,102	157,700
Total liabilities and stockholders’ equity	$215,731	$190,110

See accompanying Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2023	2022
Revenues:
Royalty and license	$33,781	$38,178
Development, services, and other	138	283
Total revenues	33,919	38,461
Operating expenses:
Sales and marketing	1,751	1,219
Research and development	281	1,380
General and administrative	13,960	11,442
Total operating expenses	15,992	14,041
Operating income	17,927	24,420
Interest and other income (loss), net	24,988	2,545
Income before benefit from (provision for) income taxes	42,915	26,965
Benefit from (provision for) income taxes	(8,939)	3,699
Net income	$33,976	$30,664
Basic net income per share	$1.05	$0.92
Shares used in calculating basic net income per share	32,214	33,280
Diluted net income per share	$1.04	$0.92
Shares used in calculating diluted net income per share	32,536	33,508
Deferred gains (losses) on available-for-sale marketable debt securities	1,200	$(944)
Realized losses on available-for-sale marketable debt securities reclassified to net income	300	$734
Total comprehensive income	$35,476	$30,454

See accompanying Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except number of shares)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2021	46,534,198	$323,296	$412	$(100,680)	12,143,433	$(81,733)	$141,295
Net income	—	—	—	30,664	—	—	30,664
Unrealized losses on available-for-sale securities, net of taxes	—	—	(210)	—	—	—	(210)
Stock repurchases	—	—	—	—	2,542,065	(13,238)	(13,238)
Release of restricted stock units and awards net of shares withheld for tax liabilities	398,152	—	—	—	42,084	(229)	(229)
Issuance of stock for ESPP purchase	11,416	51	—	—	—	—	51
Shares issued to an employee in lieu of cash compensation	30,863	157	—	—	—	—	157
Shares issued in connection with public offering, net of offering costs	—	5	—	—	—	—	5
Stock-based compensation	—	3,417	—	—	—	—	3,417
Cash dividend declared	—	(4,212)	—	—	—	—	(4,212)
Balances at December 31, 2022	46,974,629	322,714	202	(70,016)	14,727,582	(95,200)	157,700
Net income	—	—	—	33,976	—	—	33,976
Unrealized gains on available-for-sale securities, net of taxes	—	—	1,500	—	—	—	1,500
Stock repurchases	—	—	—	—	1,217,774	(8,302)	(8,302)
Release of restricted stock units and awards net of shares withheld for tax liabilities	558,313	—	—	—	161,940	(1,240)	(1,240)
Proceeds from stock options exercises	21,222	160	—	—	—	—	160
Issuance of stock for ESPP purchase	1,298	6	—	—	—	—	6
Shares issued to an employee in lieu of cash compensation	80,811	595	—	—	—	—	595
Cash dividend declared	—	(4,688)	—	—	—	—	(4,688)
Stock-based compensation	—	3,395	—	—	—	—	3,395
Balances at December 31, 2023	47,636,273	$322,182	$1,702	$(36,040)	16,107,296	$(104,742)	$183,102

See accompanying Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2023	2022
Cash flows provided by (used in) operating activities:
Net income	$33,976	$30,664
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of property and equipment	67	140
Reduction in carrying value of right of use assets	324	672
Stock-based compensation	3,395	3,417
Net (gain) loss on investment in marketable securities	(12,153)	7,884
Net gains on derivative instruments	(4,645)	(4,831)
Foreign currency transaction (gains) losses	(43)	145
Deferred income taxes	3,528	(5,101)
Shares issued to an employee in lieu of cash compensation	595	157
Other noncash	(262)	23
Changes in operating assets and liabilities:
Accounts and other receivables	(1,006)	735
Prepaid expenses and other current assets	(500)	4,085
Long-term deposits	(1,850)	5,196
Other assets	446	1,226
Accounts payable	(41)	84
Accrued compensation	1,098	1,474
Other current liabilities	(1,035)	(3,196)
Deferred revenue	(4,766)	(4,130)
Other long-term liabilities	3,472	1,502
Net cash and cash equivalents provided by operating activities	20,600	40,146
Cash flows provided by (used in) investing activities:
Purchases of marketable securities and other investments	(177,331)	(151,306)
Proceeds from sale or maturities of marketable securities and other investments	171,804	119,714
Proceeds from sale of derivative instruments	21,944	16,265
Payments for settlement of derivative instruments	(13,019)	(14,052)
Other investing activities	—	(26)
Net cash and cash equivalents provided by (used in) investing activities	3,398	(29,405)
Cash flows provided by (used in) financing activities:
Dividends payments to stockholders	(7,409)	—
Payment for purchases of treasury stock	(8,264)	(13,238)
Shares withheld to cover payroll taxes	(1,240)	(229)
Proceeds from stock options exercises	160	—
Other financing activities	6	56
Net cash and cash equivalents used in financing activities	(16,747)	(13,411)
Net decrease in cash and cash equivalents	7,251	(2,670)
Cash and cash equivalents:
Beginning of period	48,820	51,490
End of period	$56,071	$48,820

See accompanying Notes to Consolidated Financial Statements.

IMMERSION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,794	$1,408
Supplemental disclosure of non-cash investing, and financing activities:
Dividends declared but not yet paid	$1,490	$4,212
Leased assets obtained in exchange for new operating lease liabilities	$—	$120

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

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation.
Restatement of Prior Year's Balance Sheets

In 2023, we reclassified $1.4 million income tax liabilities from Other current liabilities to Other noncurrent liabilities on the Consolidated Balance Sheets as of December 31, 2022.  We determined that this error is immaterial to the financial statements taken as a whole.

Use of Estimates
The preparation of consolidated financial statements in conformity with the generally accepted accounting principles in the United States ("GAAP") requires estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates on an ongoing basis, we evaluate our estimates, including those related to revenue recognition, fair value of financial instruments, income taxes, long-term deposits for withholding taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Foreign Currency Translation
The functional currency of our foreign subsidiaries is U.S. dollars. Gains and losses from the remeasurement financial statements of the foreign subsidiaries into the U.S. dollars and from foreign currency transactions are reported as Other income (expense), net in our Consolidated Statements of Income and Other Comprehensive Income.

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
If a fixed fee license agreement contains only Performance Obligation A, we recognize the revenue from the agreement at the inception of the contract. For fixed fee license agreements that contain both Performance Obligation A and B, we allocate the transaction price based on the standalone price for each of the two performance obligations. We use a number of factors primarily related to the attributes of our patent portfolio to estimate standalone prices related to Performance Obligation A and B. Once the transaction price is allocated, the portion of the transaction price allocable to Performance Obligation A is recognized in the period the license agreement is signed and the customer can benefit from rights provided in the contract. The portion allocable to Performance Obligation B is recognized on a straight-line basis over the contract term which best represents the ongoing and continuous nature of the patent prosecution process. For such contracts, a contract liability account is established and included within Deferred revenue-current and Deferred Revenue-noncurrent on the Consolidated Balance Sheets. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.
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
As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by its licensees. In 2023, we recorded $0.4 million, $0.3 million, $0.5 million and $0.8 million adjustments to increase royalty revenue in the first, second, third and fourth quarters, respectively.  In 2022, we recorded $0.3 million, $0.5 million and $0.5 million adjustments to increase royalty revenue in the first, second and fourth quarters, respectively. In the third quarter of 2022, we recorded adjustments of $0.2 million to decrease royalty revenue.
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
53

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
Deferred Revenue
Deferred revenue consists of amounts that have been invoiced or paid but have not been recognized as revenue. The amounts are primarily derived from our fixed license fee agreements under which we are obliged to transfer both rights to our patent portfolio that exists when the contract is executed and rights to its patent portfolio as it evolves over the contract term.
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

Cash Equivalents
We consider all highly liquid instruments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.
Certificates of deposit
Certificate of deposits are reported at fair value and classified as current or noncurrent assets based on their initial maturity days at purchase. Certificates of deposit with original maturity days of 90 days or less are reported as cash equivalents, between 91 days and 1 year are reported as Investment- current. Certificates of deposit with longer than 1-year remaining term are reported as Investments-noncurrent on the Consolidated Balance Sheets.

Investments in Marketable Securities
Equity Securities
We hold marketable equity investments over which we do not have a controlling interest or significant influence. Our investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations.
As of December 31, 2023 our marketable equity securities primarily consisted of mutual funds and corporate common and preferred stocks. Marketable equity investments are reported as Investment-current on the Consolidated Balance Sheets. They are measured using quoted prices in active markets with changes recorded in Other income (expense), net on the Consolidated Statements of Income and Other Comprehensive Income.
Debt Securities

Debt securities primarily consist of investments in corporate bonds and U.S. treasury securities and are classified and accounted for as available-for-sale at the time of purchase. We report marketable debt securities as either Investments-current or Investments-noncurrent on our Consolidated Balance Sheets based on each instrument’s underlying contractual maturity date and management's intended holding period.

Unrealized gains on available-for-sale securities are included in Accumulated other Comprehensive income on the Consolidated Balance Sheets, except for credit-related impairment losses for available-for-sale debt securities. Available-for-sale securities in an unrealized loss position are written down to its fair value with the corresponding charge recorded in Interest and other income (loss), net, on our Consolidated Statement of Income and Comprehensive Income, if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or we have the intention to sell the security. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in Interest and other income (loss), net in the Consolidated Statements of Income and Comprehensive Income. As of December 31, 2023, we have determined it is more likely than not we will hold the securities until maturity or a recovery of the cost basis for all our available-for-sale debt securities with unrealized loss positions.

We elected to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest, net of the allowance for credit losses (if any), of $0.4 million and $0.2 million, is recorded in Accounts and other receivables on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

Realized gains and losses from the sales of available-for-sale debt securities are determined based on the specific identification method and are reported in Interest and other income (loss), net in the Consolidated Statements of Income and Comprehensive Income.

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

Accounts and Other Receivables

Accounts and other receivables are primarily comprised of trade receivables that are recorded at the invoiced amount, net of an allowance for credit losses. Such accounts receivable have been reduced by an allowance for credit losses, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We assess our allowance for credit losses on trade receivables by taking into consideration information about past events, such as our historical trend of write-offs, forecasts of future economic conditions, and customer-specific circumstances, such as bankruptcies and disputes. Expense for credit losses on trade receivables is recorded in operating expenses on our Consolidated Statements of Income and Comprehensive Income. The allowance for doubtful accounts as of December 31, 2023 and 2022 was not material.
55

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
We are subject to a concentration of revenues given certain key licensees that contributed a significant portion of our total revenues. See Note 11. Segment Reporting, Geographic Information and Significant Customers of the Notes to Consolidated Financial Statements for more details on customer revenue concentration.
We license technology primarily to companies in North America, Europe, and Asia. To reduce credit risk, management performs periodic credit evaluations of the financial conditions of our customer. We periodically evaluate potential credit losses to ensure adequate reserves are maintained, but historically we have not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. As such, our reserves for credit losses for the years ended December 31, 2023 and December 31, 2022 were not material due to our customers' low credit risk.

Certain Significant Risks and Uncertainties
We operate in multiple industries and our operations can be affected by a variety of factors. For example, management believes that changes in any of the following areas could have a negative effect on our future financial position and results of operations:

•    Our competition and the market in which we operate; our customers and suppliers;

•    Our revenue, trends related thereto and the recognition and components thereof;

•    Our costs and expenses,

•    Our investment of surplus funds and sales of marketable securities;

•    Seasonality and demand;

•    Our investment in research and technology development;

•    Changes to general and administrative expenses;

•    Our foreign operations and the reinvestment of our earnings related thereto;

•    Our investment in and protection of our IP;

•   Expiration of haptic technology patents;

•   Changes in or obsolescence of licensed technology;

•   Our employees;

•   Capital expenditures and the sufficiency of our capital resources;

•   Unrecognized tax benefits and tax liabilities;

•   The impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general;

•   Changes in laws and regulations, including with respect to taxes; and

•   Our plans related to and the impact of current and future litigation and arbitration;

Segment Information
We operate as one operating segment because our Chief Executive Officer, as our chief operating decision maker (“CODM”), reviews financial information, on a consolidated basis for purposes of making decisions regarding allocating resources and assessing performance.
The CODM approves budgets and allocates resources to and assesses our business performance using information about our revenue and operating loss. There is only one segment that is reported to management.

Recent Account Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance will be effective for the fiscal year beginning January 1, 2025. The guidance does not affect recognition or measurement in our consolidated financial statements. We are evaluating the impact of this amendment on our consolidated financial statements.

2.  REVENUE RECOGNITION
Disaggregated Revenue
The following table presents the disaggregation of our revenue for the years ended December 31, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Fixed fee license revenue	$5,283	$11,953
Per-unit royalty revenue	28,498	26,225
Total royalty and license revenue	33,781	38,178
Development, services, and other revenue	138	283
Total revenues	$33,919	$38,461
Contract Assets
As of December 31, 2023, 2022 and 2021, we had contract assets of $7.7 million, $7.7 million and $12.4 million included within Prepaid expenses and other current assets, respectively. As of December 31, 2023, 2022 and 2021, $0.1 million and $0.5 million and $1.7 million included within Other assets on the Consolidated Balance Sheets, respectively.
Total contract assets decreased by $0.7 million from January 1, 2023 to December 31, 2023, primarily due to actual royalties billed during the year. Contract assets decreased by $5.9 million from January 1, 2022 to December 31, 2022, primarily due to actual royalties billed and the reduction in contact assets balance following our settlement agreement with Marquardt GmbH.
Deferred Revenue
Based on contracts signed and payments received as of December 31, 2023, we expect to recognize $12.6 million in revenue related to Performance Obligation B under our fixed fee license agreements, which are satisfied over time, including $9.6 million over one to three years and $3.0 million over more than three years.
As of December 31, 2022, total deferred revenue was $17.4 million, of which $4.8 million was recognized during the year ended December 31, 2023.
As December 31, 2021, total deferred revenue was $21.5 million, of which $4.9 million was recognized during 2022.  In 2022, we recorded a $0.8 million increase in deferred revenue as a result of a new contract with a customer.

3.  INVESTMENTS AND FAIR VALUE MEASUREMENTS
Marketable Securities
We invest surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal. We periodically evaluate the need for an allowance for credit losses on investment securities available-for-sale on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Marketable securities as of December 31, 2023 and December 31, 2022 consisted of the following (in thousands):
	December 31, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$59,228	$7,896	$(4,146)	$62,978
Marketable debt securities
U.S. treasury securities	53,662	1,307	(3)	54,966
Corporate bonds	19,422	472	(197)	19,697
Total marketable debt securities	73,084	1,779	(200)	74,663
	$132,312	$9,675	$(4,346)	$137,641

	December 31, 2022
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Mutual funds	$26,352	$—	$(3,143)	$23,209
Equity securities	53,273	2,776	(5,836)	50,213
Total marketable equity securities	79,625	2,776	(8,979)	73,422
Marketable debt securities
U.S. treasury securities	25,640	182	(24)	25,798
Corporate bonds	13,496	48	(106)	13,438
Total marketable debt securities	39,136	230	(130)	39,236
	$118,761	$3,006	$(9,109)	$112,658

The amortized costs and fair value of marketable debt securities, by contractual maturity, as of December 31, 2023 and December 31, 2022 (in thousands) are as follows:

	December 31, 2023
	Amortized Cost	Fair Value
Less than 1 year	$40,129	$41,313
1 to 5 years	32,955	33,350
Total	$73,084	$74,663

	December 31, 2022
	Amortized Cost	Fair Value
Less than 1 year	$22,014	$22,196
1 to 5 years	12,086	11,973
More than 5 years	5,036	5,067
Total	$39,136	$39,236

         As of December 31, 2023, the fair value of available-for-sale debt securities in unrealized loss position for corporate bonds and U.S. treasury securities were $7.1 million and $2.7 million, respectively, with an aggregated loss of $0.2 million.  As of December 31, 2022, the fair value of available-for-sale debt securities in unrealized loss position for corporate bonds and U.S. treasury securities were $13.3 million and $2.7 million, respectively, with an aggregated loss of $0.3 million. For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. We had no credit-related impairment loss as of December 31, 2023 and 2022.
Derivative Financial Instruments
Our derivative instruments consisted of written put options sold at their fair value as of the balance sheet dates. These derivative instruments are reported as Other current liabilities on our Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Cost	Unrealized Gains	Fair Value
Derivative instruments	$8,797	$(867)	$7,930
	$8,797	$(867)	$7,930

	December 31, 2022
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$2,987	$662	$3,649
	$2,987	$662	$3,649

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Net unrealized gains (losses) recognized on marketable equity securities	$9,952	$(4,533)
Net realized gains (losses) recognized on marketable equity securities	1,901	(4,085)
Net realized gains recognized on derivative instruments	3,219	5,493
Net unrealized gains (losses) recognized on derivative instruments	1,426	(662)
Net realized gains recognized on marketable debt securities	300	734
Total net gains (losses) recognized in interest and other income (loss), net	$16,798	$(3,053)
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

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of December 31, 2023 and December 31, 2022
Financial instruments measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 are classified based on the valuation technique in the table below (in thousands):
	December 31, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$54,966	$—	$—	$54,966
Equity securities	62,977	—	—	62,977
Corporate bonds	—	19,697	—	19,697
Total assets at fair value	$117,943	$19,697	$—	$137,640

Liabilities
Derivative instruments	$—	$7,930	$—	$7,930
Total liabilities at fair value	$—	$7,930	$—	$7,930

	December 31, 2022
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Certificates of deposit	$—	$5,300	$—	$5,300
U.S. treasury securities	25,798	—	—	25,798
Mutual funds	23,209	—	—	23,209
Equity securities	50,213	—	—	50,213
Corporate bonds	—	13,438	—	13,438
Total assets at fair value	$99,220	$18,738	$—	$117,958

Liabilities
Derivative instruments	$—	$3,649	$—	$3,649
Total liabilities at fair value	$—	$3,649	$—	$3,649

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
4. BALANCE SHEETS DETAILS
Cash and Cash Equivalents
Cash and cash equivalents were as follow (in thousands):

	December 31, 2023	December 31, 2022
Cash	$14,840	$9,630
Money market funds	41,231	13,586
Certificates of deposit (1)	—	25,604
Cash and cash equivalents	$56,071	$48,820
(1) Represents certificates of deposit with initial maturity days of 90 days or less.
Investments-current
Investments - current were as follows (in thousands):

	December 31, 2023	December 31, 2022
Certificates of deposit (2)	$—	$5,300
Equity marketable securities	62,978	73,422
U.S. treasury securities	41,313	22,196
Short-term investments	$104,291	$100,918
(2) Represents investments with remaining maturity days between 91 days and one year.
Accounts and Other Receivables, Net
Accounts and other receivables net, were as follows (in thousands):

	December 31, 2023	December 31, 2022
Trade accounts receivables	$1,743	$1,003
Other receivables	498	232
Accounts and other receivables	$2,241	$1,235
Allowance for credit losses as of December 31, 2023 and December 31, 2022 were not material.

Prepaid expenses and Other Current Assets
Prepaid expenses and other current assets were as follows (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$1,916	$1,576
Contract assets - current	7,740	7,671
Other current assets	191	100
Prepaid expenses and other current assets	$9,847	$9,347
Investments-noncurrent
Investments- noncurrent are as follows (in thousands):

	December 31, 2023	December 31, 2022
U.S. treasury securities	$13,653	$3,602
Corporate bonds	19,697	13,438
Investments-noncurrent	$33,350	$17,040

Other Assets
Other assets are as follows (in thousands):

	December 31, 2023	December 31, 2022
Contract assets - noncurrent	110	545
Lease right-of-use assets	36	360
Other assets	—	11
Total other assets	$146	$916
Other Current Liabilities
Other current liabilities are as follows (in thousands):

	December 31, 2023	December 31, 2022
Derivative instruments	$7,930	$3,649
Lease liabilities -\current	39	486
Income taxes payable	1,730	1,279
Dividends payable	1,489	4,212
Other current liabilities	712	1,418
Total other current liabilities	$11,900	$11,044

As of December 31, 2023 and 2022, total other noncurrent liability were $4.9 million and 1.9 million, respectively, primarily consisting of long-term deferred tax credits and liabilities.

5. CONTINGENCIES

From time to time, we receive claims from third parties asserting that our technologies, or those of our licensees, infringe on the other parties’ intellectual property (“IP”) rights. Management believes that these claims are without merit. Additionally, periodically, we are involved in routine legal matters and contractual disputes incidental to our normal operations. In management’s opinion, unless we disclosed otherwise, the resolution of such matters will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2012 to 2017 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. We have had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. We had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 8, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities. In connection with the Korea Administrative Court’s decision, the Korean tax authorities filed an appeal on June 28, 2023 with the Seoul High Court to seek the cancellation of the lower court’s decision. The appellate case is in progress at the Seoul High Court and the first and the second hearings were taken place on November 30, 2023 and February 1, 2024, respectively. However, the next hearing will be set at a later date.

On April 25, 2023, we received notice from LGE requesting us to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, we provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2023, we recorded this deposit in Long-term deposits on our Condensed Consolidated Balance Sheets.  On June 29, 2023, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, the Company submitted its rebuttal brief in response thereto. On September 25, 2023, Korean tax authority submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing the claims of the Company on the grounds that its claims are without merit. In response thereto, on behalf of LGE, we filed an appeal with the Korea Administrative Court on December 29, 2023. The first hearing date has not yet been set. As of December 31, 2023, we have accrued $0.3 million of withholding taxes, interest and penalties related to the 2018 to 2022 period for which the Korean tax authorities have assessed LGE. These withholding taxes had been reclassified and reported as an impairment reduction to the Long-term deposit made in the second quarter of 2023 in order to present the deposit at its estimated recoverable value.

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

Samsung Electronics Co. v. Immersion Corporation and Immersion Software Ireland Limited

On April 28, 2017, Immersion and Immersion Software Ireland Limited (collectively referred to as “Immersion” in this section) received a letter from Samsung Electronics Co. (“Samsung”) requesting that Immersion reimburse Samsung with respect to withholding tax and penalties imposed on Samsung by the Korean tax authorities following an investigation where the tax authority determined that Samsung failed to withhold taxes on Samsung’s royalty payments to Immersion Software Ireland from 2012 to 2016. The Company was engaged in legal proceedings related to Samsung from 2017 through 2022. In March 2022, as a result of a decision by the Korea Supreme Court, we were reimbursed by Samsung in an amount equal to KRW6,088,855,388 (approximately $5 million) representing Korea national-level taxes, penalties and interest that were canceled by the Korea Supreme Court, which amount is net of $1.3 million of the impairment charge previously recorded in the fourth quarter of 2021.

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

•        U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”

•        U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”

•        U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

Meta responded to the Company’s complaint on August 1, 2022. On September 12, 2022, Meta filed a motion to transfer the lawsuit to the Northern District of California or, in the alternative, to the Austin Division of the Western District of Texas. The Court denied Meta’s motion on May 30, 2023, and held the claim construction hearing on the same day. The Court adopted certain claim constructions during the hearing and issued a formal claim construction order consistent with those constructions on July 7, 2023. On August 2, 2023, Meta filed a mandamus petition asking the Federal Circuit to reverse the district court’s order on Meta’s transfer motion. Fact discovery closed on October 6, 2023. The Federal Circuit denied Meta’s mandamus petition on October 30, 2023.

On November 10, 2023, Immersion filed a separate action in the Western District of Texas against Meta directed to its newly launched Quest 3 product, asserting the following patents:

      •        U.S. Patent No. 8,469,806: “System and method for providing complex haptic stimulation during input of control gestures, and relating to control of virtual equipment”

      •        U.S. Patent No. 9,727,217: “Haptically enhanced interactivity with interactive content”

      •        U.S. Patent No. 10,248,298: “Haptically enhanced interactivity with interactive content”

      •        U.S. Patent No. 10,269,222: “System with wearable device and haptic output device”

      •        U.S. Patent No. 10,664,143: “Haptically enhanced interactivity with interactive content”

In addition, Meta filed inter partes reviews (“IPRs”), IPR2023-00942; IPR2023-00943; and IPR2023-00944 on May 25, 2023. These are directed to U.S. Patent Nos. 8,469,806; 8,896,524; and 10,269,222, respectively. The Company filed its response to IPR2023-00942 and IPR2023-0094 on September 8, 2023, and to IPR2023-00944 on September 12, 2023. Meta filed IPR2023-00945; IPR2023-00946; and IPR2023-00947 on May 26, 2023. These IPRs are directed to United States Patent Nos. 10,664,143; 9,727,217; and 10,248,298, respectively.  The Patent Trial and Appeal Board instituted review of IPR2023-00942 on December 6, 2023; IPR2023-00943 on December 6, 2023; IPR2023-00944 on December 7, 2023; IPR2023-00945 on December 6, 2023; IPR2023-00946 on December 8, 2023; and IPR2023-00947 on December 6, 2023.

On January 16, 2024, Immersion and Meta jointly moved to stay all deadlines in district court because they had arrived at a settlement in principle. On January 17, 2024, the Court stayed all deadlines. Under the Court’s order, the parties were to either move to dismiss the proceedings if they finalized the settlement agreement, or alternatively they were to provide the Court with a status update, by January 31, 2024. On February 9, 2024, we finalized a settlement agreement that resolved all district court and PTAB disputes. See Note 12. Subsequent Event in the Notes to Consolidated Financial Statements for further information.

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

The complaints against the Xiaomi-Group assert infringement of the following patents:

•        EP 2 463 752 B1 (German part) titled “Haptisches Feedback-System mit gespeicherten Effekten”

•        EP 2 463 752 B1 (French part) titled “Système de rendu haptique avec stockage d’effets”

•        IN 304 396 (India) titled “Haptic Feedback System With Stored Effects”

On June 19, 2023, Xiaomi filed an initial response to the Company’s lawsuit in India. On July 7, 2023, the Indian litigation was listed before the Learned Joint Registrar (“JR”), Mr. Siddharth Mathur. The application seeking interim injunction will be heard on March 21, 2024.

On July 11, 2023, in the German proceeding Xiaomi filed its nullity action in the German Federal Patent Court, which was served on Immersion on July 27, 2023. Immersion replied on October 27, 2023, and is awaiting Xiaomi’s response which is anticipated to be filed in late January or early February 2024, with a decision expected in March or April of 2024. In the German infringement proceeding, Xiaomi’s statement of defense was due on October 25, 2023. Immersion’s reply was due on February 26, 2024. Xiaomi’s rejoinder is scheduled for July 25, 2024. The oral hearing is scheduled for August 29, 2024.

Xiaomi had until December 21, 2023 to reply to Immersion’s writ of summons in the French proceeding. Xiaomi requested an extension, and replied on January 4, 2024. Immersion’s tentative deadline to respond is March 14, 2024. The next case management hearing is scheduled for March 21, 2024.

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

•        U.S. Patent No. 9,116,546: “System for Haptically Representing Sensor Input”

•        U.S. Patent No. 10,627,907: “Position Control of a User Input Element Associated With a Haptic Output Device”

•        U.S. Patent No. 10,665,067: “Systems and Methods for Integrating Haptics Overlay in Augmented Reality”

•        U.S. Patent No. 11,175,738: “Systems and Methods for Proximity-Based Haptic Feedback”

Valve responded to the Complaint on July 24, 2023 with a motion to dismiss. Valve re-noted its motion, which changed the Company’s response deadline from August 14, 2023, to August 21, 2023. The Company timely filed its response and Valve filed its reply on August 25, 2023. The motion remains pending. The Court entered a case schedule on November 21, 2023. The case schedule does not include a trial date but set the pretrial conference for May 30, 2025.
69

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
On January 18, 2022, our stockholders approved the 2021 Equity Incentive Plan (as amended, the “2021 Plan”), which provides for a total number of shares reserved and available for grant and issuance equal to 3,525,119 shares plus up to an additional 855,351 shares that are subject to stock options or other awards previously granted under the 2011 Equity Incentive Plan. On March 30, 2023, our stockholders approved an amendment to the 2021 Plan which increased the total number of shares reserved and available for grant and issuance equal to 8,146,607 shares plus up to an additional 855,351 shares that are subject to stock options or other awards previously granted under the 2011 Equity Incentive Plan.
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
A summary of our equity incentive program as of December 31, 2023, is as follows (in thousands):

Common stock shares available for grant	4341
Stock options outstanding	—
RSUs outstanding	1,128
RSAs outstanding	75
PSUs outstanding	400

Time-Based Stock Options

The following summarizes activities for the time-based stock options for the years ended December 31, 2023:

	Number of Shares Underlying Stock Options (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	140	$7.57	4.03	$—
Granted	—	—
Exercised	(21)	7.54
Canceled or expired	(119)	7.57
Outstanding as of December 31, 2023	—	$—	—	$—
Vested and expected to vest at December 31, 2023	—	$—	—	$—
Exercisable at December 31, 2023	—	$—	—	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the exercise price of our common stock for the options that were in-the-money.

Restricted Stock Units
The following summarizes RSU activities for the year ended December 31, 2023:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	887	$5.85	1.31	$6,226
Granted	527	7.16
Released	(234)	5.10
Forfeited	(52)	6.91
Outstanding at December 31, 2023	1,128	$6.57	1.05	$7,964

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards
The following summarizes RSA activities for the year ended December 31, 2023:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2022	119	$5.47	0.39
Granted	75	8.31
Released	(119)	5.47
Forfeited	—	—
Outstanding at December 31, 2023	75	$8.31	0.24
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

The following summarizes PSU activities for the year ended December 31, 2023:

	Number of Market Condition-Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2022	615	$3.69	1.12
Granted	—	—
Released	(206)	3.73
Forfeited	(9)	6.20
Outstanding at December 31, 2023	400	$3.63	0.00

The assumptions used to value market condition-based restricted stock units granted during the year ended December 31, 2022 under our equity incentive program are as follows:
Year Ended December 31, 2022
Expected life (in years)	1.2
Volatility	58%
Interest rate	1.7%
Dividend yield	—

Employee Stock Purchase Plan
Under the 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants may not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock had been reserved for issuance under the ESPP. During the year ended December 31, 2023, 1,298 shares were purchased under the ESPP. Effective February 1, 2023, our ESPP was discontinued, and 193,134 shares expired following the ESPP termination.
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

The stock-based compensation related to all of our stock-based awards and ESPP for the year ended December 31, 2023 and 2022 is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Stock options	$(30)	$120
RSUs, RSAs and PSUs	3,425	3,295
ESPP	—	2
Total	$3,395	$3,417

Sales and marketing	$412	$61
Research and development	(69)	117
General and administrative	3,052	3,239
Total	$3,395	$3,417

As of December 31, 2023, there was $4.4 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 2.0 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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
We adopted a Section 382 Tax Benefits Preservation Plan on November 17, 2021 to diminish the risk we could experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which could substantially limit or permanently eliminate our ability to utilize its net operating loss carryovers to reduce potential future income tax obligations. Under this plan, a person who acquires, without the approval of our Board of Directors (the "Board"), beneficial ownership of 4.99% or more of the outstanding common stock could be subject to significant dilution. Following the repurchase, Invenomic’s holdings dropped to below 4.99% of the outstanding common stock.
Stock Repurchase Program
On February 23, 2022, our Board approved a stock repurchase program of up to $30.0 million of our common stock for a period of up to twelve months (the "February 2022 Stock Repurchase Program"). Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The February 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The February 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time.

In the year ended December 31, 2022 we repurchased 1,637,566 shares of our common stock for $8.9 million at an average purchase price of $5.46 per share. The February 2022 Stock Repurchase Program was terminated on December 29, 2022.

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the February 2022 Stock Repurchase Plan that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023 to December 29, 2024.

In the year ended December 31, 2023 we repurchased 1,217,774 shares of our common stock for $8.3 million at an average purchase price of $6.77 per share. As of December 31, 2023 we have $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.
Dividends Payment
On November 14, 2022, our Board declared a quarterly dividend in the amount of $0.03 per share, which was paid on January 30, 2023, to stockholders of record on January 15, 2023. In addition, on December 29, 2022, our Board declared a special dividend in the amount of $0.10 per share, which was paid on January 30, 2023 to stockholders of record on January 15, 2023.

On February 21, 2023, the Board declared a quarterly dividend, in the amount of $0.03 per share, which will be paid on April 28, 2023 to stockholders of record on April 13, 2023.

On May 10, 2023, the Board declared a third quarterly dividend in the amount of $0.03 per share which was paid on July 28, 2023, to shareholders of record on July 13, 2023.

On August 11, 2023, the Board declared a quarterly dividend in the amount of $0.03 per share, which was paid on October 27, 2023 to shareholders of record on October 16, 2023.

On November 13, 2023, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on January 25, 2024 to shareholders of record on January 14, 2024.

On March 7, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, will be payable on April 19, 2024 to shareholders of record on April 12, 2024.

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time-to-time.

In the year ended December 31,2023, the total dividends paid was $7.4 million.

8. INCOME TAXES

Benefit from (provision for) income taxes the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Income before provision for (benefit from) income taxes	42,915	26,965
Provision for (benefit from) income taxes	8,939	(3,699)
Effective tax rate	20.8%	13.7%

Provision for income taxes for the year ended December 31, 2023 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. Benefit from income taxes for the year ended December 31, 2022, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We provided no valuation allowance for federal assets and continue to maintain full valuation allowance for state and certain foreign deferred tax assets in the United States and Canada.

The components of our income before benefit from (provision for) income taxes were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Domestic	$30,458	$14,552
Foreign	12,457	12,413
Total	$42,915	$26,965

The benefit from (provision for) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Current:
U.S. federal	$3,554	$458
States and local	236	74
Foreign	1,621	871
Total current	5,411	1,403
Deferred:
U.S. federal	2,921	(5,694)
States and local	—	—
Foreign	607	592
Total deferred	3,528	(5,102)
Total benefit from (provision for) income taxes	$8,939	$(3,699)

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards.

Significant components of the net deferred tax assets and liabilities consisted of (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$4,785	$5,391
State income taxes	50	15
Deferred revenue	2,769	3,498
Research and development and other credits	3,701	3,757
Reserve and accruals recognized in different periods	(563)	1,692
Capitalized research and development expenses	2,850	3,019
Depreciation and amortization	587	1,802
Lease liability	7	104
Total deferred tax assets	14,186	19,278
Valuation allowance	(10,837)	(12,341)
Net deferred tax assets	3,349	6,937
Deferred tax liabilities:
Right of use lease assets	(6)	(67)
Total deferred tax liabilities	(6)	(67)
Net deferred taxes	$3,343	$6,870

We account for deferred taxes under ASC 740 which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization (“MLTN”) threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. As of December 31, 2023, based on our assessment of the realizability of our deferred tax assets, we provided no valuation allowance for certain federal assets, whose future realization is more likely than not and continue to maintain full valuation allowance for state and certain foreign deferred tax assets in the United States and Canada, whose future realization is not more likely than not to be realized. As of December 31, 2022, based on our assessment of the realizability of our deferred tax assets, we put partial valuation allowance for certain federal assets, whose future realization is not more likely than not and continue to maintain full valuation allowance for state and certain foreign deferred tax assets in the United States and Canada.

As of December 31, 2023 the net operating loss carryforwards for state income tax purposes were approximately $53.0 million, respectively. The state net operating losses begin to expire in 2029. The federal net operating losses for tax years after 2017 can be carried forward indefinitely. We have no net operating loss carryforward from foreign jurisdictions. As of December 31, 2023 we had federal and state tax credit carryforwards of approximately $2.0 million and $2.5 million, respectively, available to offset future tax liabilities. The federal credit carryforwards will expire between 2023 and 2039 and the California tax credits will carryforward indefinitely. In addition, as of December 31, 2023 we have Canadian research and development credit carryforwards of $1.7 million, which will expire at various dates through 2040. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

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

The reconciliation of federal statutory income tax rate to our effective tax rate was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
Foreign withholding	0.7%	0.3%
Stock-based compensation expense	(0.7)%	0.3%
Foreign rate differential	(2.1)%	(2.3)%
Prior year true-up items	—%	(0.9)%
Tax reserves	4.0%	5.3%
FTC	(6.0)%	1.4%
Other	0.6%	0.7%
State taxes, net of federal benefit	0.2%	0.2%
Global intangible low-taxed income	3.8%	6.4%
Nondeductible officers compensation	2.8%	1.1%
Valuation allowance	(3.5)%	(47.2)%
Effective tax rate	20.8%	(13.7)%

The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and accordingly, no provision for applicable income taxes has been provided thereon. Upon distribution of those earnings, we are subject to withholding taxes payable to various foreign countries. As of December 31, 2023, any foreign withholding taxes on the undistributed earnings of our foreign subsidiaries were immaterial.

We maintain liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2023	2022
Balance at beginning of year	7,093	7,569
Gross increases for tax positions of prior years	—	647
Gross decreases for federal tax rate change for tax positions of prior years	125	(2,170)
Gross increases for tax positions of current year	272	1,146
Lapse of statute of limitations	—	(99)
Balance at end of year	7,490	7,093

The unrecognized tax benefits relate primarily to federal and state research and development credits, intercompany profit on the transfer of certain IP rights to one of our foreign subsidiaries as part of our tax reorganization completed in 2015 and withholding tax reserve. Based on our assessment of the development in the Samsung case in October 2021, we continue to accrue $0.3 million liability for 2023.

We account for interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2022, we accrued $0.2 million interest or penalties related to uncertain tax positions. As of December 31, 2023, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, was $4.9 million.

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
The following is a reconciliation of the denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):
	Years Ended December 31,
	2023	2022
Denominator:
Weighted-average shares outstanding, basic	32,214	33,280
Shares related to outstanding options, unvested RSUs, RSAs, PSUs and ESPP	322	228
Weighted average shares outstanding, diluted	32,536	33,508

We include market condition-based performance restricted stock units in the calculation of diluted earnings per share if the performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the year ended December 31, 2023, we had no outstanding stock options and awards that could potentially dilute basic earnings per share in the future. For the year ended December 31, 2022, we had 0.2 million outstanding stock options and 25,000 outstanding awards that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

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

Below is a summary of our right-of-use (“ROU”) assets and lease liabilities (in thousands):

	Balance Sheets Classification	December 31, 2023	December 31, 2022
Assets
Right-of-use assets	Other assets	$36	$360
Liabilities
Operating lease liabilities - current	Other current liabilities	39	486
Operating lease liabilities - long-term	Other long-term liabilities	—	56
Total lease liabilities		$39	$542

The table below provides supplemental information related to operating leases during the years ended December 31, 2023 and 2022 (in thousands except for lease term):

	Years Ended December 31,
	2023	2022
Cash paid within operating cash flow	38	$1,264
Weighted average lease terms (in years)	0.20	0.70
Weighted average discount rates	N/A	3.93%

On June 6, 2022, we entered into a sublease agreement with Innovobot Fund LLP (“Innovobot”) for our facility located in Montreal Canada (the "Montreal Facility"). This sublease commenced on June 8, 2022 and ended on February 27, 2024 which approximates the lease termination date of the original Montreal Facility lease. In accordance with provisions of ASC 842, we treated the sublease as a separate lease as we were not relieved of the primary obligation under the original lease. We continue to account for the original Montreal Facility, as a lessee, in the same manner as prior to the commencement date of the sublease. We accounted for the sublease as a lessor of the lease. We classified the sublease as an operating lease as it did not meet the criteria of a Sale-Type or Direct Financing lease. At the commencement date of the sublease, we recognized initial direct costs of $23,000. These deferred costs will be amortized over the term of the sublease payments. Both the Montreal Facility and the sublease ended in February 2024.

On January 31, 2022, we entered into an agreement to lease a 1,390 square feet of office space in Aventura, Florida (“Aventura Lease”). We use this facility as our principal executive offices and for general administrative functions. This lease commenced in the first quarter of 2022 and expires in the first quarter of 2024. We accounted for this lease as an operating lease in accordance with the provisions of ASC 842 Leases (“ASC 842”). In the first quarter of 2022, we recorded a lease liability of $0.1 million, which represents the present value of the lease payments using an estimated incremental borrowing rate of 3.93%. We also recognized a ROU asset of $0.1 million which represents our right to use an underlying asset for the lease term.
On March 12, 2020, we entered into a sublease agreement with Neato Robotics, Inc. (“Neato”) for our facility located in San Jose, California (the “San Jose Lease”). This sublease commenced in June 2020 and ended on April 30, 2023 which is the lease termination date of the original San Jose Facility lease. In accordance with provisions of ASC 842, we treated the sublease as a separate lease as we were not relieved of the primary obligation under the original lease. We continue to account for the original San Jose Facility, as a lessee, in the same manner as prior to the commencement date of the sublease. We accounted for the sublease as a lessor of the lease. We classified the sublease as an operating lease as it did not meet the criteria of a Sale-Type or Direct Financing lease. At the commencement date of the sublease, we recognized initial direct costs of $0.3 million were amortized over the term of the sublease. Both the San Jose Facility lease and the sublease ended in April 2023.
We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Consolidated Statements of Income and Comprehensive Income over the lease terms.

During the year ended December 31, 2023 and 2022 our net operating lease expenses are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Operating lease costs	$555	$906
Variable lease payments	18	426
Sublease income	(544)	(1,143)
Total lease cost (income)	$29	$189

Minimum future lease payments obligations as of December 31, 2023 are as follows (in thousands):

For the Years Ending December 31,
2024	39
Total lease payments	39
Less: Interest	—
Total lease liability	$39

Future cash receipts from our sublease agreements as of December 31, 2023 are as follows (in thousands):

For the Years Ending December 31,
2024	34
Total	$34

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
Our CODM is the Chief Executive Officer. The CODM approves budgets and allocates resources to and assesses our business performance using information about our revenue and operating loss. There is only one segment that is reported to management.
Revenue by Market Area
The following is a summary of revenues by market areas. Revenue as a percentage of total revenues by market are as follows:
	Years Ended December 31,
	2023	2022
Mobile, Wearables, and Consumer	41%	60%
Gaming Devices	32	21
Automotive	22	13
Other	5	6
Total	100%	100%
Geographic Revenue
Revenues are broken out geographically by the location of the customer. A summary of revenue by region as a percentage of total revenues are as follows:
	Years Ended December 31,
	2023	2022
Asia	74%	62%
Europe	17	10
North America	9	28
Total	100%	100%

A summary of revenue by country as a percentage of total revenues are as follows:

	Years Ended December 31,
	2023	2022
Japan	39%	27%
Korea	32	33
Germany	15	7
United States of America	9	28
Other countries with less than 10% in a year	5	5
Total	100%	100%

         Property and Equipment, net by Country
Property and equipment, net by geographic areas as a percentage of total property and equipment, net are as follows:
	December 31,
	2023	2022
Canada	96%	97%
United States of America	2	2
Rest of World	2	1
Total	100%	100%
Significant Customers
During the year ended December 31, 2023, three customers accounted for 31%, 23% and 14% of our total revenue, respectively. In 2022, three customers accounted for 31%, 18% and 13% of our total revenues, respectively.

A summary of customers with 10% or greater of our outstanding accounts and other receivables are as follows:
	Years Ended December 31,
	2023	2022
Customer A	81%	60%
Customer B	14%	* %
Customer C	*	21%
* Represents less than 10% of our total accounts and other receivables.

12. SUBSEQUENT EVENTS

     On February 9, 2024, we entered into a Patent License and Settlement Agreement (the “License and Settlement Agreement”) with Meta, pursuant to which the parties have agreed to terms for resolving the litigation matters against Meta described in Note 5 Contingencies (the “Litigation”) and Meta will license, on a non-exclusive basis, Immersion’s patent portfolio for use in its products. Under the License and Settlement Agreement, in consideration for the license and releases granted therein, Immersion expects to receive approximately $17.5 million, after deducting for legal fees related to the Litigation (and other pending litigation) and other liabilities. Pursuant to the License and Settlement Agreement, Immersion and Meta have agreed to terms for dismissal by them of the outstanding Litigation and IPRs. The description of the License and Settlement Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the License and Settlement Agreement, which we intend to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024.
83

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Control and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this Annual Report on Form 10-K is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-K.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and affected by our board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In performing the assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on these criteria.
Changes in internal control over financial reporting
There were no changes to internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

The SEC allows us to include information required in this Annual Report on Form 10-K by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference”. We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K , and certain information therein is incorporated in this Annual Report on Form 10-K  by reference.

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 with respect to directors and executive officers is incorporated by reference from the sections entitled “Election of Directors”, “Corporate Governance”, “Ownership of Our Equity Securities”, and “Audit Committee Report” in Immersion’s definitive Proxy Statement for its 2024 annual stockholders’ meeting.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in Immersion’s definitive Proxy Statement for its 2024 annual stockholders’ meeting and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors”, “Director Compensation”, “Corporate Governance”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, and “Executive Compensation” in Immersion’s definitive Proxy Statement for its 2024 annual stockholders’ meeting.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the section entitled “Ownership of Our Equity Securities” and “Equity Compensation Plan Information” in Immersion’s definitive Proxy Statement for its 2024 annual stockholders’ meeting.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the section entitled “Corporate Governance” and “Related Person Transactions” in Immersion’s definitive Proxy Statement for its 2024 annual stockholders’ meeting.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its 2024 annual stockholders’ meeting.
85

PART IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Form:

1	Financial Statements

2	Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3	Exhibits:
The following exhibits are filed herewith:

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	File No.	Exhibit	Filing Date
3.1		Immersion Corporation Amended and Restated Bylaws, effective as of August 12, 2022	10-K	001-38334	3.1	February 22, 2023
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
4.1		Description of Securities	10-K	001-38334	4.1	February 22, 2023
4.2		Section 382 Tax Benefits Preservation Plan, dated as of November 17, 2021, by and between Immersion Corporation and Computershare Trust Company, N.A., as Rights Agent.	8-K	000-27969	4.1	November 17, 2021
10.1	#	License Agreement dated as of July 25, 2003 by and between Microsoft Corporation and Immersion Corporation	S-3/A	333-108607	10.4	February 13, 2004
10.2	*	Form of Indemnity Agreement	10-K	001-38334	10.3	February 22, 2023
10.3	*	Amended and Restated Immersion Corporation 2021 Equity Incentive Plan (effective January 20, 2023)	10-Q	001-38334	10.3	May 11, 2023
10.4	*	Form of Stock Option Award Agreement for Immersion Corporation 2021 Equity Incentive Plan.	10-K	001-38334	10.13	February 25, 2022
10.5	*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2021 Equity Incentive Plan.	10-K	001-38334	10.11	February 22, 2023
10.6	*	Form of Amendment to Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2021 Equity Incentive Plan	10-K	001-38334	10.12	February 22, 2023
10.7	*	Form of Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive	10-K	000-38334	10.13	February 22, 2023
10.8		Office Lease between Carr NP Properties, L.L.C., and Immersion Corporation dated September 15, 2011.	10-Q	000-27969	10.2	November 7, 2011
10.9		First Amendment to Office Lease dated November 12, 2014 by and between Immersion Corporation and BSREP Rio Robles LLC	8-K	000-27969	10.1	November 14, 2014
10.10		Sublease, dated March 12, 2020, by and between Immersion Corporation and Neato Robotics, Inc.	10-Q	001-38334	10.3	May 8, 2020
10.11		First Amendment to Sublease, dated May 1, 2020, by and between Immersion Corporation and Neato Robotics, Inc.	10-Q	001-38334	10.1	May 8, 2020
10.12	#	Lease Agreement, dated January 26, 2022, by and between Immersion Corporation and COFE CIX Aventura, LLC	10-K	001-38334	10.27	February 25, 2022

10.13	#	Settlement and License Agreement, dated as of January 26, 2018, by and between Immersion Corporation and Apple Inc.	10-Q/A	001-38334	10.2	July 31, 2018
10.14		Settlement and License Agreement, dated as of May 12, 2019, by and between Immersion Corporation and Samsung Electronics Co. Ltd	10-Q	001-38334	10.1	August 14, 2019
10.15	*	Form of Change of Control and Severance Agreement	8-K	001-38334	10.2	May 27, 2022
10.16	*	Amended and Restated Change of Control and Severance Agreement, dated January 3, 2023, between Immersion Corporation and Eric Singer	8-K	001-38334	10.2	January 3, 2023
10.17	*	Offer Letter, dated December 30, 2022, between Immersion Corporation and Eric Singer	8-K	001-38334	10.1	January 3, 2023
10.18	*	Summary of Compensation Information of William Martin, the Company’s Chief Strategy Officer	10-K	001-38334	10.26	February 22, 2023
10.19	*	Change of Control and Severance Agreement, dated May 26, 2022, by and between Immersion Corporation and William C. Martin.	10-Q	001-38334	10.2	November 14, 2022
10.20	*	Immersion Corporation Annual Bonus Plan	8-K	001-38334	10.1	May 30, 2023
10.21	*	Mutual Separation and Release Agreement between Immersion Corporation and Aaron Akerman	8-K	001-38334	10.2	May 30, 2023
10.22	*	Offer Letter, dated May 26, 2023 between Immersion Corporation and J. Michael Dodson	8-K	001-38334	10.3	May 30, 2023
10.23	*	Change of Control and Severance Agreement, dated May 26, 2023 between Immersion Corporation and J. Michael Dodson	8-K	001-38334	10.4	May 30, 2023
10.24		Equity Distribution Agreement, dated as of July 6, 2021, by and between Immersion Corporation and Craig-Hallum Capital Group LLC	8-K	001-38334	1.1	July 6, 2021
21.1		Subsidiaries of Immersion Corporation.					X

23.1		Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm, with respect to the fiscal year ended December 31, 2023.	X
31.1		Certification of Eric Singer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	+	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	+	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1		Dodd-Frank Clawback Policy	X
101.INS		Inline XBRL Report Instance Document	X
101.SCH		Inline XBRL Taxonomy Extension Schema Document	X
101.CAL		Inline XBRL Taxonomy Calculation Linkbase Document	X
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB		Inline XBRL Taxonomy Label Linkbase Document	X
101.PRE		Inline XBRL Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

Date: March 11, 2024

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Singer and J. Michael Dodson, jointly and severally, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ERIC SINGER	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2024
Eric Singer

/S/ J. MICHAEL DODSON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2024
J. Michael Dodson

William C. Martin	Chief Strategy Officer and Director	March 11, 2024
William C. Martin

/S/EMILY S. HOFFMAN	Director	March 11, 2024
Emily S. Hoffman

/S/ ELIAS NADER	Director	March 11, 2024
Elias Nader

/S/ FREDERICK WASCH	Director	March 11, 2024
Frederick Wasch

