Form 10-Q
period 2024-03-31
IMMERSION CORP
filed 2024-05-08
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of common stock outstanding at May 3, 2024 was 31,854,837.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$91,097	$56,071
Investments - current	88,010	104,291
Accounts and other receivables	6,028	2,241
Prepaid expenses and other current assets	8,701	9,847
Total current assets	193,836	172,450
Property and equipment, net	170	211
Investments - noncurrent	40,958	33,350
Long-term deposits	6,394	6,231
Deferred tax assets	3,343	3,343
Other assets	1	146
Total assets	$244,702	$215,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21	$47
Accrued compensation	3,187	3,127
Deferred revenue - current	12,314	4,239
Other current liabilities	14,586	11,900
Total current liabilities	30,108	19,313
Deferred revenue - noncurrent	8,213	8,390
Other long-term liabilities	4,925	4,926
Total liabilities	43,246	32,629
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock and additional paid-in capital	322,310	322,182
Accumulated other comprehensive income	1,530	1,702
Accumulated deficit	(17,385)	(36,040)
Treasury stock	(104,999)	(104,742)
Total stockholders’ equity	201,456	183,102
Total liabilities and stockholders’ equity	$244,702	$215,731

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Royalty and license	$43,847	$7,009
Development, services, and other	—	65
Total revenues	43,847	7,074
Operating expenses:
Sales and marketing	1,338	96
Research and development	42	130
General and administrative	25,853	3,589
Total operating expenses	27,233	3,815
Operating income	16,614	3,259
Interest and other income (loss), net	8,106	6,526
Income before provision for income taxes	24,720	9,785
Provision for income taxes	(6,065)	(1,507)
Net income	$18,655	$8,278
Basic net income per share	$0.60	$0.25
Shares used in calculating basic net income per share	31,028	32,603
Diluted net income per share	$0.59	$0.25
Shares used in calculating diluted net income per share	31,406	33,085
Other comprehensive income, net of tax
Deferred gains (losses) on available-for-sale marketable debt securities	(37)	565
Realized gains on available-for-sale marketable debt securities reclassified to net income	(135)	(190)
Total comprehensive income	$18,483	$8,653

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2023	47,636,273	$322,182	$1,702	$(36,040)	16,107,296	$(104,742)	$183,102
Net income	—	—	—	18,655	—	—	18,655
Unrealized gain on available-for-sale securities, net of taxes	—	—	(172)	—	—	—	(172)
Release of restricted stock units and awards, net of shares withheld	209,546	—	—	—	36,801	(257)	(257)
Stock option exercises	—	—	—	—	—	—	—
Shares issued to an employee in lieu of cash compensation	80,677	553	—	—	—	—	553
Stock repurchases	—	—	—	—	—	—	—
Dividends declared	—	(1,502)	—	—	—	—	(1,502)
Stock-based compensation	—	1,077	—	—	—	—	1,077
Balances at March 31, 2024	47,926,496	$322,310	$1,530	$(17,385)	16,144,097	$(104,999)	$201,456

	Three Months Ended March 31, 2023
	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Shares	Amount
Balances at December 31, 2022	46,974,598	$322,714	$202	$(70,016)	14,727,582	$(95,200)	$157,700
Net income	—	—	—	8,278	—	—	8,278
Unrealized gains on available-for-sale securities, net of taxes	—	—	375	—	—	—	375
Release of restricted stock units and awards, net of shares withheld	401,955	—	—	—	97,936	(757)	(757)
Issuance of stock for ESPP purchase	1,298	6	—	—	—	—	6
Shares issued to an employee in lieu of cash compensation	50,643	385	—	—	—	—	385
Dividends declared	—	(1,204)	—	—	—	—	(1,204)
Stock-based compensation	—	946	—	—	—	—	946
Balances at March 31, 2023	47,428,494	$322,847	$577	$(61,738)	14,825,518	$(95,957)	$165,729

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows provided by (used in) operating activities:
Net income	$18,655	$8,278
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of property and equipment	18	21
Reduction in carrying value of right of use assets	36	151
Stock-based compensation	1,077	946
Net gains on investment in marketable securities	(2,690)	(3,683)
Net gain on derivative instruments	(2,600)	(615)
Foreign currency remeasurement loss	49	—
Shares issued to an employee in lieu of cash compensation	553	385
Other noncash	(182)	(26)
Changes in operating assets and liabilities:
Accounts and other receivables	(186)	(501)
Prepaid expenses and other current assets	1,146	383
Long-term deposits	(210)	18
Other assets	109	113
Accounts payable	(27)	(68)
Accrued compensation	60	(1,259)
Other current liabilities	6,191	602
Deferred revenue	7,898	(1,189)
Other long-term liabilities	—	(33)
Net cash and cash equivalents provided by operating activities	29,897	3,523
Cash flows provided by (used in) investing activities:
Purchases of marketable securities and other investments	(40,913)	(54,954)
Proceeds from sale or maturities of marketable securities and other investments	48,707	30,771
Proceeds from sale of derivative instruments	3,853	5,844
Payments for settlement of derivative instruments	(4,771)	(1,369)
Net cash and cash equivalents provided by (used in) investing activities	6,876	(19,708)
Cash flows provided by (used in) financing activities:
Dividend payments to stockholders	(1,490)	(4,400)
Shares withheld to cover payroll taxes	(257)	(757)
Other financing activities	—	6
Net cash and cash equivalents used in financing activities	(1,747)	(5,151)
Net increase (decrease) in cash and cash equivalents	35,026	(21,336)
Cash and cash equivalents:
Beginning of period	56,071	48,820
End of period	$91,097	$27,484

See accompanying Notes to Condensed Consolidated Financial Statements.

4

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$32	$19
Supplemental disclosure of non-cash investing, and financing activities:
Dividends declared but not yet paid	$1,502	$1,015

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

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the applicable articles of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. GAAP and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of the condensed consolidated financial statements. Significant estimates include revenue recognition, fair value of financial instruments, valuation of income taxes including uncertain tax provisions, stock-based compensation and long-term deposits for withholding taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements Not Yet Adopted

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

2. REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the disaggregation of our revenue for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed fee license revenue	$38,728	$1,214
Per-unit royalty revenue	5,119	5,795
Total royalty and license revenue	43,847	7,009
Development, services, and other revenue	—	65
Total revenues	$43,847	$7,074

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

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. In the three months ended March 31, 2024, we recorded no adjustments to royalty revenue recognized in the previous quarter. We recorded adjustments of $0.4 million to increase royalty revenue during the three months ended March 31, 2023.

Contract Assets

As of March 31, 2024, we had contract assets of $6.5 million included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. As of December 31, 2023, we had contract assets of $7.7 million included within Prepaid expenses and other current assets, and $0.1 million included within Other assets on the Condensed Consolidated Balance Sheets.

Contract assets decreased by $1.4 million from January 1, 2024 to March 31, 2024, primarily due to actual royalties billed during the three months ended March 31, 2024.

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

On February 9, 2024, we entered into a Patent License and Settlement Agreement (the “License and Settlement Agreement”) with Meta, pursuant to which the parties have agreed to terms for resolving the litigation matters described above (the “Litigation”) and Meta will license, on a non-exclusive basis, our patent portfolio for use in its products. We accounted for the License and Settlement Agreement in accordance with provisions of Accounting Standard Codification 606, Revenue from Contracts with Customers, (“ASC 606”), and recorded $0.6 million, based on the remaining performance obligations, as Deferred revenue-current on our Condensed Consolidated Balance Sheets as of March 31, 2024. We will recognize this deferred revenue once the remaining performance obligations are met. See Note 5. Contingencies of the Notes to Consolidated Financial Statements for more information on the Meta Agreement.

Deferred Revenue

On February 27, 2024, we entered into an agreement to renew of our license agreement with Nintendo Co., Ltd, (“Nintendo”). Under the terms of this agreement, Nintendo would obtain a license with respect to certain of our patents in return for $8.5 million of non-refundable, non-creditable fixed royalty revenue. The commencement date of this agreement is September 27, 2024. We received the $8.5 million fixed royalty payment from Nintendo in March 2024 and reported this payment as Deferred revenue-current on our Condensed Consolidated Balance Sheets.

Based on contracts signed and payments received as of March 31, 2024, we expect to recognize $20.5 million in revenue related to Performance Obligation B under our fixed fee license agreements, which are satisfied over time, including $17.2 million over one to three years and $3.3 million over more than three years.

As of December 31, 2023, total deferred revenue was $12.6 million. We recognized $1.2 million of deferred revenue during the three months ended March 31, 2024.

Capitalized Contract Costs

We capitalize certain incremental costs incurred, such as commissions and legal costs in order to obtain new contracts with our customers if we expect to recover these costs. The capitalized contract costs are amortized upon recognition of the related revenue. We capitalized $0.3 million of incremental costs incurred to obtain new contracts with customers in the three months ended March 31, 2024.

3.  INVESTMENTS AND FAIR VALUE MEASUREMENTS

Marketable Securities

We invest surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal.

Marketable securities as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$52,576	$5,189	$(4,094)	$53,671
Marketable debt securities
U.S. treasury securities	45,480	732	—	46,212
Corporate bonds	28,410	973	(298)	29,085
Total marketable debt securities	73,890	1,705	(298)	75,297
	$126,466	$6,894	$(4,392)	$128,968

	December 31, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$59,228	$7,896	$(4,146)	$62,978
Marketable debt securities
U.S. treasury securities	53,662	1,307	(3)	54,966
Corporate bonds	19,422	472	(197)	19,697
Total marketable debt securities	73,084	1,779	(200)	74,663
	$132,312	$9,675	$(4,346)	$137,641

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of March 31, 2024 (in thousands) are as follows:

	March 31, 2024
	Amortized Cost	Fair Value
Less than 1 year	$33,622	$34,340
1 to 5 years	40,268	40,957
Total	$73,890	$75,297

         As of March 31, 2024, the fair value of corporate bonds with unrealized loss position was $8.8 million, with an aggregated loss of $0.3 million. There were no treasury securities with unrealized loss position. As of December 31, 2023, the fair value of available-for-sale debt securities in unrealized loss position for corporate bonds and U.S. treasury securities were $7.1 million and $2.7 million, respectively, with an aggregated loss of $0.2 million. For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. We had no credit-related impairment loss as of March 31, 2024 and December 31, 2023.

Derivative Financial Instruments

Our derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$8,097	$(3,685)	$4,412
	$8,097	$(3,685)	$4,412

	December 31, 2023
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$8,797	$(867)	$7,930
	$8,797	$(867)	$7,930

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net unrealized gains (losses) recognized on marketable equity securities	$(2,655)	$2,014
Net realized gains (losses) recognized on marketable equity securities	5,479	1,669
Net unrealized gains (losses) recognized on derivative instruments	2,818	(102)
Net realized gains recognized on derivative instruments	(218)	717
Net realized gains recognized on marketable debt securities	(135)	—
Total net gains (losses) recognized in interest and other income (loss), net	$5,289	$4,298

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

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of March 31, 2024, and December 31, 2023.

Financial instruments measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are classified based on the valuation technique in the table below (in thousands):

	March 31, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$46,212	$—	$—	$46,212
Equity securities	53,671	—	—	53,671
Corporate bonds	—	29,086	—	29,086
Total assets at fair value	$99,883	$29,086	$—	$128,969

Liabilities
Derivative instruments	$—	$4,412	$—	$4,412
Total liabilities at fair value	$—	$4,412	$—	$4,412

	December 31, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$54,966	$—	$—	$54,966
Equity securities	62,977	—	—	62,977
Corporate bonds	—	19,697	—	19,697
Total assets at fair value	$117,943	$19,697	$—	$137,640

Liabilities
Derivative instruments	$—	$7,930	$—	$7,930
Total liabilities at fair value	$—	$7,930	$—	$7,930

4.   BALANCE SHEETS DETAILS

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	March 31, 2024	December 31, 2023
Cash	$13,927	$14,840
Money market funds	77,170	41,231
Cash and cash equivalents	$91,097	$56,071

Investments - Current

Investments - current were as follows (in thousands):

	March 31, 2024	December 31, 2023
Marketable equity securities	$53,670	$62,978
U.S. treasury securities	34,340	41,313
Short-term investments	$88,010	$104,291

Accounts and Other Receivables

Accounts and other receivables were as follows (in thousands):

	March 31, 2024	December 31, 2023
Trade accounts receivables, net	$1,411	$1,743
Other receivables	4,617	498
Accounts and other receivables	$6,028	$2,241

Allowance for credit losses as of March 31, 2024 and December 31, 2023 were not material.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were as follows (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$2,079	$1,916
Contract assets - current	6,467	7,740
Other current assets	155	191
Prepaid expenses and other current assets	$8,701	$9,847

Investments - noncurrent

Investments- noncurrent were as follows (in thousands):

	March 31, 2024	December 31, 2023
U.S. treasury securities	$11,872	$13,653
Marketable debt securities	29,086	19,697
Investments- noncurrent	$40,958	$33,350

Other Current Liabilities

Other current liabilities were as follows (in thousands):

	March 31, 2024	December 31, 2023
Derivative instruments	$4,412	$7,930
Income taxes payable	7,791	1,730
Dividends payable	1,502	1,489
Other current liabilities	881	751
Total other current liabilities	$14,586	$11,900

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

On April 25, 2023, we received notice from LGE requesting us to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, we provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2023, we recorded this deposit in Long-term deposits on our Condensed Consolidated Balance Sheets.  On June 29, 2023, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, the Company submitted its rebuttal brief in response thereto. On September 25, 2023, Korean tax authority submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing the claims of the Company on the grounds that its claims are without merit. In response thereto, on behalf of LGE, we filed an appeal with the Korea Administrative Court on December 29, 2023. The next hearing has not yet been set.  As of March 31, 2024, we have accrued $0.3 million of withholding taxes, interest and penalties related to the 2018 to 2022 period for which the Korean tax authorities have recently assessed LGE. These withholding taxes have been reclassified and reported as an impairment reduction to the Long-term deposit made in the third quarter of 2023 in order to present the deposit at its estimated recoverable value.

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

On November 10, 2023, we filed a separate action in the Western District of Texas against Meta directed to its newly launched Quest 3 product, asserting the following patents:

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

On February 9, 2024, we entered into a Patent License and Settlement Agreement (the “License and Settlement Agreement”) with Meta, pursuant to which the parties have agreed to terms for resolving the litigation matters described above (the “Litigation”) and Meta will license, on a non-exclusive basis, our patent portfolio for use in its products. Under the License and Settlement Agreement, in consideration for the license and releases granted therein, we received approximately $17.3 million, after deducting for legal fees related to the Litigation (and other pending litigation) and other liabilities. Pursuant to the License and Settlement Agreement, we and Meta agreed to terms for dismissal by them of the outstanding Litigation and the IPRs. On February 16, 2024, the parties dismissed the district court actions and requested permission from the Patent Trial and Appeal Board to dismiss the IPRs. The Patent Trial and Appear Board dismissed the IPRs on February 27, 2024. The description of the License and Settlement Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the License and Settlement Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

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

The complaints against the Xiaomi-Group assert infringement of the following patents:

•        EP 2 463 752 B1 (German part) titled “Haptisches Feedback-System mit gespeicherten Effekten”

•        EP 2 463 752 B1 (French part) titled “Système de rendu haptique avec stockage d’effets”

•        IN 304 396 (India) titled “Haptic Feedback System With Stored Effects”

On June 19, 2023, Xiaomi filed an initial response to the Company’s lawsuit in India. On July 7, 2023, the Indian litigation was listed before the Learned Joint Registrar, Mr. Siddharth Mathur. The application seeking interim injunction was set to be heard on March 21, 2024, but has been reset by the Court to be heard on July 22, 2024. On March 21, 2024, Xiaomi indicated that it would bring a counter claim to invalidate the Indian patent.

On July 11, 2023, in the German proceeding Xiaomi filed its nullity action in the German Federal Patent Court, which was served on Immersion on July 27, 2023. Immersion replied on October 27, 2023, and received Xiaomi’s response on February 2, 2024, with a decision expected sometime before August of 2024, and a hearing has been set for November 13, 2024. In the German infringement proceeding, Xiaomi’s statement of defense was due on October 25, 2023. Immersion’s reply was due on February 26, 2024. Xiaomi’s rejoinder is scheduled for July 25, 2024. The oral hearing is scheduled for August 29, 2024.

The next case management hearing in the French proceeding is scheduled for June 6, 2024.

Immersion Corporation vs. Valve Corporation (“Valve”)

On May 15, 2023, we filed a complaint against Valve in the United States District Court for the Western District of Washington.  The complaint alleges that Valve’s AR/VR systems, including the Valve Index, and handheld Steam Deck, infringe seven of our patents that cover various uses of haptic effects in connection with such AR/VR systems and other video game systems.  We are seeking to enjoin Valve from further infringement and to recover a reasonable royalty for such infringement.

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

•        U.S. Patent No. 9,116,546: “System for Haptically Representing Sensor Input”

•        U.S. Patent No. 10,627,907: “Position Control of a User Input Element Associated With a Haptic Output Device”

•        U.S. Patent No. 10,665,067: “Systems and Methods for Integrating Haptics Overlay in Augmented Reality”

•        U.S. Patent No. 11,175,738: “Systems and Methods for Proximity-Based Haptic Feedback”

Valve responded to the complaint on July 24, 2023 with a motion to dismiss. Valve re-noted its motion, which changed Immersion’s response deadline from August 14, 2023 to August 21, 2023. Immersion timely filed its response, and Valve filed its reply on August 25, 2023. The Court heard arguments on Valve’s motion on February 8, 2024. The Court entered a case schedule on November 21, 2023. The case schedule did not include a trial date but set the pretrial conference for May 30, 2025.

Valve filed inter partes reviews (“IPRs”), IPR2024-00477 and IPR2024-00478 on January 19, 2024. These are directed to U.S. Patent Nos. 7,336,260 and 9,430,042 respectively. The Company’s response is due April 26, 2024, and April 29, 2024, respectively. Valve filed IPR2024-00508 on January 30, 2024, which is directed to U.S. Patent No. 9,116,546. The Company’s response is due May 9, 2024. Valve filed IPR2024-00556 and IPR2024-00557 on February 7, 2024. These are directed to U.S. Patent Nos. 8,749,507 and 10,665,067, respectively. The Company’s responses are due on May 15, 2024. Valve filed IPR2024-00582 on February 16, 2024, which is directed to U.S. Patent No. 11,175,738. The Company’s response is due June 27, 2024. Valve filed IPR2024-00714 on March 22, 2024, which is directed to U.S. Patent No. 10,627,907. The PTAB has not yet set a response due date.

The parties submitted their joint claim construction statement and respective positions on March 29, 2024.

On March 14, 2024, Valve filed a motion to stay the district court case pending the PTAB’s decisions on the IPRs. Immersion opposed the motion on March 25, 2024, and Valve filed its reply brief on March 29, 2024. The Court granted Valve’s motion to stay on April 4, 2024. In connection with that order, the Court struck Valve’s motion to dismiss with leave to refile at a later date.

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

A summary of our equity incentive program as of March 31, 2024 is as follows (in thousands):

Common stock shares available for grant	3,813
RSUs outstanding	1,250
RSAs outstanding	—
PSUs outstanding	400

As of March 31, 2024, we did not have any outstanding stock options.

Restricted Stock Units

The following summarizes RSU activities for the three months ended March 31, 2024:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,128	$6.57	1.05	$7,964
Granted	256	6.83
Released	(134)	6.14
Forfeited	—	—
Outstanding at March 31, 2024	1,250	$6.47	1.05	$9,348

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards

The following summarizes RSA activities for the three months ended March 31, 2024:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2023	75	$8.31	0.24
Granted	—	—
Released	(75)	8.31
Forfeited	—	—
Outstanding at March 31, 2024	—	$—	—

Market Condition-Based Performance Stock Units

The following summarizes PSU activities for the three months ended March 31, 2024:

	Number of Market Condition-Based Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2023	400	$3.63	0.00
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at March 31, 2024	400	$3.63	0.00

Stock-based Compensation Expense

Valuation and amortization methods

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards for the three months ended March 31, 2024, and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$(2)	$(56)
RSUs, RSAs and PSUs	1,079	1,002
Total	$1,077	$946

Sales and marketing	$148	$(99)
Research and development	1	(74)
General and administrative	928	1,119
Total	$1,077	$946

As of March 31, 2024, there was $4.6 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.79 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On December 29, 2022, our Board of Directors (the “Board”) approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023 to December 29, 2024.

During 2023, we repurchased 1,217,774 shares of our common stock for $8.3 million at average purchase price of $6.77 per share. We did not repurchase any stock during the three months ended March 31, 2024. As of March 31, 2024, we had $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

Dividends Declared and Dividend Payments

On February 21, 2023, the Board declared a quarterly dividend, in the amount of $0.03 per share, which was paid on April 28, 2023 to stockholders of record on April 13, 2023.

On November 13, 2023, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on January 25, 2024 to shareholders of record on January 14, 2024.

On February 28, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on April 19, 2024 to shareholders of record on April 12, 2024.

On May 8, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on July 26, 2024 to shareholders of record on July 8, 2024.

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time-to-time.

In the three months ended March 31, 2024 and 2023, the total dividends paid was $1.4 million and $4.4 million, respectively.

8. INCOME TAXES

Provision for income taxes the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Income before provision for income taxes	$24,720	$9,785
Provision for income taxes	6,065	1,507
Effective tax rate	24.5%	15.4%

Provision for income taxes for the three months ended March 31, 2024 and 2023 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate.

We provided no valuation allowance for federal assets, whose future realization is more likely than not and continue to maintain full valuation allowance for state deferred tax assets in the United States as well as federal tax assets in Canada. Changes in provision for income taxes resulted primarily from the change in income from continuing operations across various tax jurisdictions.

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

As of March 31, 2024, we had unrecognized tax benefits under Accounting Standards Certification (“ASC”) 740 Income Taxes of approximately $4.9 million of which $4.9 million could be payable in cash. In addition, interest and penalty of $0.2 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $4.9 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of March 31, 2024, we had net deferred income tax assets of $3.3 million and deferred income tax liabilities of $6,000. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2008 through the current period.

9. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock, adjusted for any dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes stock options and stock awards.

The following is a reconciliation of the denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Denominator:
Weighted-average shares outstanding, basic	31,028	32,603
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	378	482
Weighted average shares outstanding, diluted	31,406	33,085

We include PSUs in the calculation of diluted earnings per share if the applicable performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the three months ended March 31, 2024, we had no outstanding stock options and awards that could potentially dilute basic earnings per share in the future. For the three months ended March 31, 2023, we had 140,000 outstanding stock options and 2,000 outstanding awards that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

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

On January 31, 2022, we entered into an agreement to lease a 1,390 square feet of office space in Aventura, Florida (“Aventura Lease”). We use this facility as our principal executive offices and for general administrative functions. This lease commenced in the first quarter of 2022 and expired in March 2024.

On April 4, 2024, we entered into an amendment of the Aventura Lease. The lease amendment commenced in April 2024 and expires at the end of the first quarter of 2026. We accounted for this lease as an operating lease in accordance with the provisions of ASC 842 Leases (“ASC 842”).  We expect to record a lease liability of $0.1 million, which represents the present value of the lease payments using an estimated incremental borrowing rate of 4.72%. We also recognized a right of use (“ROU”) asset of $0.1 million which represents our right to use an underlying asset for the lease term.

Below is a summary of our ROU assets and lease liabilities (in thousands):

	Balance Sheets Classification	March 31, 2024	December 31, 2023
Assets
Right-of-use assets	Other assets	$—	$36
Liabilities
Operating lease liabilities - current	Other current liabilities	—	39
Operating lease liabilities - long-term	Other long-term liabilities	—	—
Total lease liabilities		$—	$39

The table below provides supplemental information related to operating leases during the three months ended March 31, 2024 and 2023 (in thousands except for lease term):

	Three Months Ended March 31,
	2024	2023
Cash paid within operating cash flow	$39	$282
Weighted average lease terms (in years)	0.00	0.69
Weighted average discount rates	N/A	N/A

We recognize operating lease expense and lease payments from the sublease, on a straight-line basis, in our Condensed Consolidated Statements of Income and Comprehensive Income over the lease terms. During the three months ended March 31, 2024 and 2023, our net operating lease expenses were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$39	$318
Variable lease payments	1	128
Sublease income	—	(257)
Total lease cost	$40	$189

As of March 31, 2024, we have no future lease obligation.

11. SUBSEQUENT EVENT

Following the fiscal quarter ended March 31, 2024, Toro 18 Holdings LLC (“Investor”), a Delaware limited liability company and wholly owned subsidiary of Immersion, entered into a Standby, Securities Purchase and Debt Conversion Agreement (the “Purchase Agreement”), dated April 16, 2024, with Barnes & Noble Education, Inc., a Delaware corporation (“BNED”), and certain other parties.  Pursuant to the Purchase Agreement, BNED will conduct a rights offering (the “Rights Offering”), whereby (i) BNED will distribute at no charge to the holders of its common stock (“BNED Common Stock”) non-transferable subscription rights (“Rights”) to purchase up to an aggregate of 900,000,000 new shares of BNED Common Stock at a subscription price of $0.05 per share (the “Subscription Price”); (ii) BNED’s stockholders will have oversubscription rights; and (iii) if the Rights Offering is not fully subscribed, Immersion, through Investor, has agreed to purchase up to $35.0 million in unsubscribed Rights (the “Backstop Commitment”). Pursuant to the Purchase Agreement, Immersion, through Investor, will also purchase 900,000,000 new shares of BNED Common Stock at the Subscription Price in a private placement transaction. The Purchase Agreement further provides for a conversion of certain of BNED’s outstanding debt into shares of BNED Common Stock at the Subscription Price.  The closing of the transactions contemplated by the Purchase Agreement is also subject to the approval of BNED stockholders at a special meeting to be held by BNED. In connection with these transactions, BNED has agreed to reimburse Immersion, through Investor, for its reasonable legal and other expenses, up to a maximum of $2.5 million, and will pay Immersion, through Investor, $2.5 million as consideration for its Backstop Commitment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “can”, “will”, “places”, “estimates”, and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include among other things, any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and trends related thereto, and the recognition and components thereof; our costs and expenses, including capital expenditures; our investment of surplus funds and sales of marketable securities seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our IP; our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations, including with respect to taxes; our plans and estimates related to and the impact of current and future litigation and arbitration and our dividend, stock repurchase and equity distribution programs.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results could differ materially from those projected in the forward-looking statements, therefore we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 11, 2024.

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

We have adopted a business model under which we offer licenses to our patented technology to our customers and offer our customers enabling software, related tools and technical assistance related to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology.  Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 800 issued or pending patents worldwide as of March 31, 2024. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.

We were incorporated in 1993 in California and reincorporated in Delaware in 1999.

Results of Operations

Overview

Total revenues for the three months ended March 31, 2024 was $43.8 million, an increase of $36.8 million, or 520%, compared to the same period in 2023.

Total operating expenses were $27.2 million the three months ended March 31, 2024, an increase of $23.4 million, or 614%, compared to the same period in 2023.

Net income was $18.7 million in the three months ended March 31, 2024 compared to a net income of $8.3 million in the same period in 2023.

The following table sets forth our Condensed Consolidated Statements of Income and Comprehensive Income data as a percentage of total revenues:

	Three Months Ended March 31,
	2024	2023
Revenues:
Fixed fee license revenue	88%	17%
Per-unit royalty revenue	12	82
Total royalty and license revenue	100	99
Development, services, and other	0	1
Total revenues	100	100
Operating expenses:
Sales and marketing	3	1
Research and development	0	2
General and administrative	59	51
Total operating expenses	62	54
Operating income	38	46
Interest and other income (loss), net	18	92
Income before provision for income taxes	56	138
Provision for income taxes	(14)	(21)
Net income	43%	117%

Revenues

Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

A revenue summary for the three months ended March 31, 2024 and 2023 is as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues:
Fixed fee license revenue	$38,728	$1,214	$37,514	3090%
Per-unit royalty revenue	5,119	5,795	(676)	(12)%
Total royalty and license revenue	43,847	7,009	36,838	526%
Development, services, and other revenue	—	65	(65)	(100)%
Total revenues	$43,847	$7,074	$36,773	520%

Royalty and license revenue

Fixed fee license revenue increased by $37.5 million in the first quarter of 2024 compared to the same period in 2023 primarily due to an increase in gaming license revenue we recognized in the first quarter of 2024 following the License and Settlement Agreement we entered into with Meta Platforms, Inc., (“Meta”) in February 2024.

Per-unit royalty revenue decreased by $0.7 million, or 12%, in the first quarter of 2024 compared to the same period in 2023, primarily due to a $1.1 million decrease in royalties from gaming licensees partially offset by a $0.5 million increase in royalties from automotive licensees.

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

Geographically, revenues generated in North America, Asia and Europe for the three months ended March 31, 2024 represented 88%, 11%, and 1%, respectively, of our total revenue as compared to 12%, 84%, and 4%, respectively, for the three months ended March 31, 2023.

Operating Expenses

A summary of operating expenses for the three months ended March 31, 2024, and 2023 is as follows (in thousands, except for percentages):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Sales and marketing	$1,338	96	$1,242	1294%
Research and development	42	130	(88)	(68)%
General and administrative	25,853	3,589	22,264	620%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, including stock-based compensation; marketing costs and allocated facilities costs.

Sales and marketing expenses increased $1.2 million in the three months ended March 31, 2024 compared to the same period in 2023 primarily attributable to a $1.3 million increase in compensation, benefits and other personnel-related costs due to an increase in variable compensation and stock-based compensation.

Research and Development - Our research and development expenses primarily consisted of employee compensation and benefits, including stock-based compensation and office expense.

Research and development expenses decreased $0.1 million, or 68%, in the three months ended March 31, 2024, compared to the same period in 2023. This decrease was primarily attributable to decreases in compensation, benefits and other personnel-related costs due to a decrease in severance costs.

General and Administrative - Our general and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal and other professional fees; external legal costs for patents; office expense; travel; and allocated facilities costs.

General and administrative expenses increased $22.3 million in the three months ended March 31, 2024 as compared to the same period in 2023 primarily due to a $20.8 million increase in legal costs and a $1.7 million increase in compensation, benefits and other personnel related costs. The increase in compensation, benefits and other personnel related costs in the three months ended March 31, 2024 compared to the same period in 2023 were largely driven by increases in variable compensation partially offset by a decrease in stock-based compensation. The increase in legal costs in the three months ended March 31, 2024 compared to the same period in 2023 was due to an increase from legal costs related to the Meta litigation.

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

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest and other income (loss), net	$8,288	$6,415	$1,873	29
Other income (expense), net	(182)	111	(293)	(264)%
Interest and other income (loss), net	$8,106	$6,526	$1,580	24

Interest and other income (loss) increased $1.9 million during the three months ended March 31, 2024 compared to the same period in 2023, primarily driven by a $0.9 million increase in net gains from investments in marketable equity securities and derivative instruments and a $0.9 million increase in interest income.

Other income (expense), net decreased $0.3 million during the three months ended March 31, 2024 compared to the same period in 2023, primarily driven by a $0.2 million increase in net foreign currency translation losses.

Income Taxes

A summary of provision for income taxes and effective tax rates for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Income before provision for income taxes	$24,720	$9,785
Provision for income taxes	6,065	1,507	4,558	302%
Effective tax rate	24.5%	15.4%

Provision for income taxes for the three months ended March 31, 2024 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the three months ended March 31, 2023 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate.

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

We also maintain liabilities for uncertain tax positions. As of March 31, 2024, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $7.5 million, of which $4.9 million could be payable in cash. In addition, interest and penalty $0.2 million could also be payable in cash in relation to the unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $4.9 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

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

Cash, cash equivalents and investments-current - As of March 31, 2024, our cash, cash equivalents, and investments- current totaled $179.1 million, an increase of $18.7 million from $160.4 million on December 31, 2023.

A summary of select cash flow information for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$29,897	$3,523
Net cash provided by (used in) investing activities	$6,876	$(19,708)
Net cash used in financing activities	$(1,747)	$(5,151)

Cash provided by (used in) operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $29.9 million in the three months ended March 31, 2024, a $26.4 million increase compared to the same period in 2023. This cash increase was primarily attributable to a $10.0 million increase in net income and $16.9 million increase from changes in net operating assets partially offset by a $0.9 million decrease in non-cash items. The increase in cash from changes in net operating assets primarily consisted of $8.5 million increase in deferred revenue resulted from the Nintendo license agreement renewal and $6.1 million increase in income taxes payable.

Cash provided by (used in) investing activities - Our investing activities primarily consist of purchases of marketable securities and other investments and proceeds from disposal of marketable securities and other investments; proceeds from issuance of derivative instruments; payments made to settle derivative instruments and purchases of property and equipment.

Net cash provided in investing activities during the three months ended March 31, 2024 was $6.9 million primarily consisting of $48.7 million in proceeds from selling marketable securities and derivatives partially offset by a $40.9 million in cash used to purchase marketable securities and in the settlement of derivative instruments.

Net cash used in investing activities during the three months ended March 31, 2023 was $19.7 million primarily consisting of $56.3 million in cash used to purchase marketable securities and in the settlement of derivative instrument partially offset by $36.6 million in proceeds from selling marketable securities and derivatives.

Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.

Net cash used in financing activities during the three months March 31, 2024 was $1.7 million primarily consisting of $1.5 million in dividend payments, and $0.3 million in shares withheld to cover payroll taxes.

Net cash used in financing activities during the three months ended March 31, 2023 was $5.2 million primarily consisting of $4.4 million cash paid for stock repurchases and $0.8 million in shares withheld to cover payroll taxes.

Total cash, cash equivalents, and short-term investments were $179.1 million as of March 31, 2024 of which approximately 35%, or $63.4 million, was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

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

On February 28, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on April 19, 2024 to shareholders of record on April 12, 2024.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

On December 29, 2022, our Board of Directors (the “Board”) approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023 to December 29, 2024.

During 2023, we repurchased 1,217,774 shares of our common stock for $8.3 million at an average purchase price of $6.77 per share. We did not repurchase any stock during the three months ended March 31, 2024. As of March 31, 2024, we had $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

We did not have any other significant non-cancellable purchase commitments as of March 31, 2024.

We anticipate that capital expenditures for property and equipment for the remainder of 2024 will be less than $1.0 million.

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

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024, for a complete discussion of our critical accounting policies and estimates. The preparation of financial statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of our financial condition and operating results require the management to make judgments, assumptions and estimates that affect the amounts reported. See Note 1. Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein, which describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recent Accounting Pronouncements

See Note 1. Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Control and Procedures

Based on their evaluation as of March 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes to internal controls over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
33

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

On February 9, 2024, Immersion entered into a Patent License and Settlement Agreement (the “License and Settlement Agreement”) with Meta, pursuant to which the parties have agreed to terms for resolving the litigation matters described above (the Litigation”) and Meta will license, on a non-exclusive basis, Immersion’s patent portfolio for use in its products. Under the License and Settlement Agreement, in consideration for the license and releases granted therein, Immersion received approximately $17.3 million, after deducting for legal fees related to the Litigation (and other pending litigation) and other liabilities. Pursuant to the License and Settlement Agreement, Immersion and Meta agreed to terms for dismissal by them of the outstanding Litigation and the IPRs. On February 16, 2024, the parties dismissed the district court actions and requested permission from the Patent Trial and Appeal Board to dismiss the IPRs. The Patent Trial and Appear Board dismissed the IPRs on February 27, 2024. The description of the License and Settlement Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the License and Settlement Agreement, which is attached to the Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

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

The complaints against the Xiaomi Group assert infringement of the following patents:

•	EP 2 463 752 B1 (German part) titled “Haptisches Feedback-System mit gespeicherten Effekten”
•	EP 2 463 752 B1 (French part) titled “Système de rendu haptique avec stockage d’effets”
•	IN 304 396 (India) titled “Haptic Feedback System With Stored Effects”

On June 19, 2023, Xiaomi filed an initial response to the Company’s lawsuit in India. On July 7, 2023, the Indian litigation was listed before the Learned Joint Registrar, Mr. Siddharth Mathur. The application seeking interim injunction was set to be heard on March 21, 2024, but has been reset by for the Court to be heard on July 22, 2024. On March 21, 2024, Xiaomi indicated that it would bring a counter claim to invalidate the Indian patent.

On July 11, 2023, in the German proceeding Xiaomi filed its nullity action in the German Federal Patent Court, which was served on Immersion on July 27, 2023. Immersion replied on October 27, 2023, and received Xiaomi’s response on February 2, 2024, with a decision expected sometime before August of 2024, and a hearing has been set for November 13, 2024. In the German infringement proceeding, Xiaomi’s statement of defense was due on October 25, 2023. Immersion’s reply was due on February 26, 2024. Xiaomi’s rejoinder is scheduled for July 25, 2024. The oral hearing is scheduled for August 29, 2024.

The next case management hearing in the French proceeding is scheduled for June 6, 2024.

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2012 to 2017 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, the Company filed an appeal with the Korea Administrative Court on June 10, 2019. The Company has had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. The Company had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 8, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities. In connection with the Korea Administrative Court’s decision, the Korean tax authorities filed an appeal on June 28, 2023 with the Seoul High Court to seek the cancellation of the lower court’s decision. The appellate case is in progress at the Seoul High Court and the first hearing and the hearing took place on November 30, 2023 and February 1, 2024, respectively. However, the next hearing will be set at a later date.

On April 25, 2023, the Company received notice from LGE requesting the Company to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, the Company provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to the Company to the extent the Company ultimately prevails in the appeal in the Korean courts. On June 29, 2023, on behalf of LGE, the Company filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, the Company submitted its rebuttal brief in response thereto. On September 25, 2023, the Korean tax authority, on behalf of LGE, the Company submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing the claims of the Company on the grounds that its claims are without merit.  In response thereto, on behalf of LGE, the Company filed an appeal with the Korea Administrative Court on December 29, 2023.  The next hearing date has not yet been set.

Immersion Corporation vs. Valve Corporation (“Valve”)

On May 15, 2023, we filed a complaint against Valve in the United States District Court for the Western District of Washington.  The complaint alleges that Valve’s AR/VR systems, including the Valve Index, and handheld Steam Deck, infringe seven of our patents that cover various uses of haptic effects in connection with such AR/VR systems and other video game systems.  We are seeking to enjoin Valve from further infringement and to recover a reasonable royalty for such infringement.

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

Valve responded to the complaint on July 24, 2023 with a motion to dismiss. Valve re-noted its motion, which changed Immersion’s response deadline from August 14, 2023 to August 21, 2023. Immersion timely filed its response, and Valve filed its reply on August 25, 2023. The Court heard arguments on Valve’s motion on February 8, 2024. The Court entered a case schedule on November 21, 2023. The case schedule did  not include a trial date but set the pretrial conference for May 30, 2025.

Valve filed inter partes reviews (“IPRs”), IPR2024-00477 and IPR2024-00478 on January 19, 2024. These are directed to U.S. Patent Nos. 7,336,260 and 9,430,042 respectively. The Company’s response is due April 26, 2024, and April 29, 2024, respectively. Valve filed IPR2024-00508 on January 30, 2024, which is directed to U.S. Patent No. 9,116,546. The Company’s response is due May 9, 2024. Valve filed IPR2024-00556 and IPR2024-00557 on February 7, 2024. These are directed to U.S. Patent Nos. 8,749,507 and 10,665,067, respectively. The Company’s responses are due on May 15, 2024. Valve filed IPR2024-00582 on February 16, 2024, which is directed to U.S. Patent No. 11,175,738. The Company’s response is due June 27, 2024. Valve filed IPR2024-00714 on March 22, 2024, which is directed to U.S. Patent No. 10,627,907. The PTAB has not yet set a response due date.

The parties submitted their joint claim construction statement and respective positions on March 29, 2024.

On March 14, 2024, Valve filed a motion to stay the district court case pending the PTAB’s decisions on the IPRs. Immersion opposed the motion on March 25, 2024, and Valve filed its reply brief on March 29, 2024. The Court granted Valve’s motion to stay on April 4, 2024. In connection with that order, the Court struck Valve’s motion to dismiss with leave to refile at a later date.

Item 1A.   Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On December 29, 2022, our Board of Directors (the “Board”) approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023 to December 29, 2024.

During 2023, we repurchased 1,217,774 shares of our common stock for $8.3 million at an average purchase price of $6.77 per share. We did not repurchase any stock during the three months ended March 31, 2024. As of March 31, 2024, we had $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, effective as of August 12, 2022	8-K	000-38334	3.1	August 15, 2022
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
10.1	* **	Patent License and Settlement Agreement, dated February 9, 2024, between Immersion Corporation and Meta Platforms, Inc.
31.1	*	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Report Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	InlineXBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Portions of this exhibit have been omitted as confidential information
+	This certification is deemed not filed for purposes of section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, as amended, or the Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2024

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

