Form 10-Q
period 2024-06-30
IMMERSION CORP
filed 2024-08-19
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares of common stock outstanding at August 9, 2024 was 32,182,395.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Immersion
Cash and cash equivalents	$28,932	$56,071
Investments - current	97,614	104,291
Accounts receivable, net	18,235	2,241
Prepaid expenses and other current assets	8,647	9,847
	153,428	172,450
Barnes & Noble Education
Cash and cash equivalents	6,855	—
Accounts receivable, net	122,797	—
Merchandise inventories, net	353,454	—
Textbook rental inventories, net	9,288	—
Prepaid expenses and other current assets	32,819	—
	525,213	—
Total current assets	678,641	172,450
Immersion
Property and equipment, net	166	211
Investments - noncurrent	45,163	33,350
Long-term deposits	6,310	6,231
Deferred tax assets	3,343	3,343
Other assets - noncurrent	33,775	146
	88,757	43,281
Barnes & Noble Education
Property and equipment, net	117,808	—
Intangible assets, net	94,786	—
Goodwill	14,220	—
Operating lease right-of-use assets	182,292	—
Other assets - noncurrent	11,162	—
	420,268	—
Total assets	$1,187,666	$215,731

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Immersion
Accounts payable	$81	$47
Accrued compensation	2,850	3,127
Deferred revenue - current	12,082	4,239
Other current liabilities	27,605	11,900
	42,618	19,313
Barnes & Noble Education
Accounts payable	217,173	—
Accrued liabilities	69,638	—
Deferred revenue - current	8,159	—
Operating lease liabilities - current	100,221	—
	395,191	—
Total current liabilities	437,809	19,313
Immersion
Deferred revenue - noncurrent	8,665	8,390
Other long-term liabilities	4,959	4,926
	13,624	13,316
Barnes & Noble Education
Deferred tax liabilities - net	636	—
Operating lease liabilities - noncurrent	107,400	—
Other long-term liabilities	12,240	—
Deferred revenue - noncurrent	3,393	—
Long-term borrowings	186,644	—
	310,313	—
Total liabilities	761,746	32,629
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock – $0.001 par value; 100,000,000 shares authorized; 48,153,239 and 47,636,273 shares issued, respectively; 31,960,747 and 31,528,977 shares outstanding, respectively	48	48
Additional paid-in capital	322,692	322,134
Accumulated other comprehensive income	1,335	1,702
Accumulated earning (deficit)	11,560	(36,040)
Treasury stock at cost: 16,192,492 and 16,107,296 shares, respectively)	(105,363)	(104,742)
Total stockholders' equity attributable to Immersion Corporation stockholders	230,272	183,102
Noncontrolling interest in consolidated subsidiaries	195,648	—
Total stockholders' equity	425,920	183,102
Total liabilities and stockholders’ equity	$1,187,666	$215,731

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Immersion
Royalty and license	$52,403	$6,983	$96,250	$14,057
Barnes & Noble Education
Product and other	45,073	—	45,073	—
Rental income	1,948	—	1,948	—
	47,021	—	47,021	—
Total revenues	99,424	6,983	143,271	14,057
Cost of sales (excludes depreciation and amortization expense):
Barnes & Noble Education
Product and other cost of sales	39,675	—	39,675	—
Rental cost of sales	1,131	—	1,131	—
	40,806	—	40,806	—
Operating expenses:
Immersion
Selling and administrative expenses	14,175	3,870	41,408	7,685
Barnes & Noble Education
Selling and administrative expenses	14,519	—	14,519	—
Depreciation and amortization expense	2,140	—	2,140	—
Restructuring and other charges	2,378	—	2,378	—
	19,037	—	19,037	—
Total operating expenses	33,212	3,870	60,445	7,685
Operating income	25,406	3,113	42,020	6,372
Interest and other income (loss), net	4,609	6,759	12,715	13,285
Interest expense	(901)	—	(901)	—
Income before provision for income taxes	29,114	9,872	53,834	19,657
Provision for income taxes	(8,178)	(2,844)	(14,243)	(4,351)
Net income	$20,936	$7,028	$39,591	$15,306
Net loss attributable to noncontrolling interest	(8,009)	—	(8,009)	—
Net income attributable to Immersion stockholders	$28,945	$7,028	$47,600	$15,306

Earnings per common share attributable to Immersion stockholders
Basic	$0.91	$0.22	$1.50	$0.47
Diluted	$0.89	$0.21	$1.47	$0.47
Weighted Average Common Stock Outstanding
Basic	31,879	32,583	31,784	32,474
Diluted	32,525	32,810	32,407	32,839

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$20,936	$7,028	$39,591	$15,306
Change in unrealized gains (losses) on available-for-sale securities	(195)	298	(367)	673
Comprehensive income	$20,741	$7,326	$39,224	$15,979
Comprehensive loss attributable to noncontrolling interests	(8,009)	—	(8,009)	—
Comprehensive income attributable to Immersion stockholders	$28,750	$7,326	$47,233	$15,979

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock			Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Treasury Stock		Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid In Capital			Shares	Amount
Balances at March 31, 2024	47,926,496	$48	$322,262	$1,530	$(17,385)	16,144,097	$(104,999)	$201,456	$—	$201,456
Net income (loss)	—	—	—	—	28,945	—	—	28,945	(8,009)	20,936
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	(195)	—	—	—	(195)	—	(195)
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Release of restricted stock units and awards, net of shares withheld	137,500	—	—	—	—	48,395	(364)	(364)	—	(364)
Shares issued to an employee in lieu of cash compensation	89,243	—	762	—	—	—	—	762	—	762
Dividends declared	—	—	(1,524)	—	—	—	—	(1,524)	—	(1,524)
Stock-based compensation	—	—	1,192	—	—	—	—	1,192	—	1,192
Balances at June 30, 2024	48,153,239	$48	$322,692	$1,335	$11,560	16,192,492	$(105,363)	$230,272	$195,648	$425,920

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock			Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid In Capital			Shares	Amount
Balances at March 31, 2023	47,428,494	$48	$322,799	$577	$(61,738)	14,825,518	$(95,957)	$165,729	$—	$165,729
Net income	—	—	—	—	7,028	—	—	7,028	—	7,028
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	298	—	—	—	298	—	298
Release of restricted stock units and awards, net of shares withheld	54,514	—	—	—	—	21,238	(190)	(190)	—	(190)
Proceeds from stock option exercises	21,222	—	160	—	—	—	—	160	—	160
Shares issued to an employee in lieu of cash compensation	14,834	—	106	—	—	—	—	106	—	106
Stock repurchases	—	—	—	—	—	413,696	(2,852)	(2,852)	—	(2,852)
Dividends declared	—	—	(1,003)	—	—	—	—	(1,003)	—	(1,003)
Stock-based compensation	—	—	760	—	—	—	—	760	—	760
Balances at June 30, 2023	47,519,064	$48	$322,822	$875	$(54,710)	15,260,452	$(98,999)	$170,036	$—	$170,036

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock			Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Treasury Stock		Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid In Capital			Shares	Amount
Balances at December 31, 2023	47,636,273	$48	$322,134	$1,702	$(36,040)	16,107,296	$(104,742)	$183,102	$—	$183,102
Net income (loss)	—	—	—	—	47,600	—	—	47,600	(8,009)	39,591
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	(367)	—	—	—	(367)		(367)
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Release of restricted stock units and awards	347,046	—	—	—	—	85,196	(621)	(621)		(621)
Shares issued to an employee in lieu of cash compensation	169,920	—	1,316	—	—	—	—	1,316		1,316
Dividends declared	—	—	(3,026)	—	—	—	—	(3,026)		(3,026)
Stock-based compensation	—	—	2,268	—	—	—	—	2,268		2,268
Balances at June 30, 2024	48,153,239	$48	$322,692	$1,335	$11,560	16,192,492	$(105,363)	$230,272	$195,648	$425,920

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock			Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock		Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid In Capital			Shares	Amount
Balances at December 31, 2022	46,974,598	$47	$322,667	$202	$(70,016)	14,727,582	$(95,200)	$157,700	$—	$157,700
Net income	—	—	—	—	15,306	—	—	15,306	—	15,306
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	673	—	—	—	673	—	673
Stock repurchases	—	—	—	—	—	413,696	(2,852)	(2,852)	—	(2,852)
Release of restricted stock units and awards, net of shares withheld	456,469	1	—	—	—	119,174	(947)	(946)	—	(946)
Proceeds from Stock option exercises	21,222	—	160	—	—	—	—	160	—	160
Issuance of stock for ESPP purchase	1,298	—	6	—	—	—	—	6	—	6
Shares issued to an employee in lieu of cash compensation	65,477	—	489	—	—	—	—	489	—	489
Dividends declared	—	—	(2,207)	—	—	—	—	(2,207)	—	(2,207)
Stock-based compensation	—	—	1,707	—	—	—	—	1,707	—	1,707
Balances at June 30, 2023	47,519,064	$48	$322,822	$875	$(54,710)	15,260,452	$(98,999)	$170,036	$—	$170,036

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$39,591	$15,306
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	2,219	273
Stock-based compensation	2,268	1,707
Net gains on investment in marketable securities	(4,630)	(7,206)
Net gains on derivative instruments	(2,867)	(2,044)
Shares issued to an employee in lieu of cash compensation	1,316	490
Other	(226)	(57)
Changes in operating assets and liabilities:
Accounts and other receivables	(24,474)	(1,109)
Merchandise inventories	(16,713)	—
Textbook rental inventories	548	—
Prepaid expenses and other current assets	4,221	2,467
Changes in lease right-of-use assets and liabilities	(6,670)	—
Long-term deposits	(194)	(1,980)
Other assets	(33,200)	231
Accounts payable and accrued liabilities	(44,013)	(756)
Other current liabilities	18,344	3,845
Deferred revenue	8,626	(2,379)
Other long-term liabilities	(173)	(34)
Net cash flows (used in) provided by operating activities	(56,027)	8,754
Cash flows from investing activities:
Purchases of marketable securities and other investments	(82,065)	(99,766)
Proceeds from sale or maturities of marketable securities and other investments	80,985	72,442
Proceeds from sale of derivative instruments	5,595	9,487
Acquisition of business net of cash acquired	(29,647)	—
Payments for settlement of derivative instruments	(5,368)	(4,869)
Purchase of property and equipment	(928)	—
Net cash flows used in investing activities	(31,428)	(22,706)
Cash flows from financing activities:
Proceeds from borrowings	101,528	—
Repayment of borrowing	(16,119)	—
Dividend payments to stockholders	(2,992)	(5,415)
Payment for purchases of treasury stock	(4)	(2,852)
Shares withheld to cover payroll taxes	(617)	(947)
Other financing activities	—	166
Net cash provided by (used in) financing activities	81,796	(9,048)
Net decrease in cash, cash equivalents and restricted cash	(5,659)	(23,000)
Cash, cash equivalents and restricted cash:
Beginning of period	56,071	48,820
End of period	$50,412	$25,820

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH TO CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2024	June 30, 2023
Cash and cash equivalents
Immersion	$28,932	$25,820
Barnes & Noble Education	6,855	—
	35,787	25,820
Barnes & Noble Education restricted cash reported as:
Prepaid and other current assets	13,625	—
Other non current assets	1,000	—
Total restricted cash	14,625	—
Total cash, cash equivalents and restricted cash	$50,412	$25,820

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Immersion Corporation (“Immersion”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company”, “we”, “us” and “our” refer to Immersion and our consolidated subsidiaries.

Immersion generates license and royalty revenues from a wide range of intellectual property (“IP”) that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial.

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education”), refer to Note 2. Business Combination for more information. The financial results of Barnes & Noble Education have been included in our condensed consolidated financial statements from the acquisition date of June 10, 2024.

Barnes & Noble Education is a contract operator of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Barnes & Noble Education is also a textbook wholesaler and inventory management hardware and software providers. Barnes & Noble Education operates physical, virtual, and custom bookstores, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment.

BNC First Day Equitable and Inclusive Access Programs

Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class.  First Day Complete is adopted by an institution and includes all or the majority of undergraduate classes (and on occasion graduate classes), providing students both physical and digital materials. First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school’s learning management system (“LMS”). Offering course materials through Barnes & Noble Education’s equitable and inclusive access First Day Complete and First Day models is an important strategic initiative to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing Barnes & Noble Education’s market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales.

Relationship with Fanatics and Lids

In December 2020, Barnes & Noble Education entered into relationship with Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (collectively referred to herein as the “F/L Relationship”). Fanatics and Lids, acting on Barnes & Noble Education behalf as its service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of Barnes & Noble Education’s logo general merchandise business. Barnes & Noble Education maintains its relationships with campus partners and remains responsible for staffing and managing the day-to-day operations of Barnes & Noble Education campus bookstores. Fanatics operates as Barnes & Noble Education’s service provider, including processing consumer personal information on Barnes & Noble Education’s behalf, using their cutting-edge e-commerce and technology expertise to offer Barnes & Noble Education campus store websites expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, Lids manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for our partner campus stores, and Lids owns the inventory it manages, relieving Barnes & Noble Education of the obligation to finance inventory purchases from working capital.

Principles of Consolidation and Basis of Presentation

The results of operations reflected in our condensed consolidated financial statements include the accounts of Immersion and our wholly-owned subsidiaries, as well as the accounts of Barnes & Noble Education, a consolidated variable interest entity, since June 10, 2024. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Due to their nonhomogeneous operations, the Company’s condensed consolidated balance sheet and statement of operations for the three and six months ended June 30, 2024, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities and operations of Barnes & Noble Education's business.  All of the assets of Barnes & Noble Education, reported on the balance sheet, can be used only to settle obligations of Barnes & Noble Education. None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion Corporation.

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of the condensed consolidated financial statements. Significant estimates include revenue recognition, fair value of financial instruments, valuation of income taxes including uncertain tax provisions, stock-based compensation and long-term deposits for withholding taxes, the determination of the incremental borrowing rate, valuation of intangible assets, and goodwill and long-lived assets impairment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. Actual results could differ from those estimates.

Reporting Periods and Fiscal Year End

Immersion reports our financial results based on a calendar year basis. For interim period reporting, we report our quarterly financial results as of March 31; June 30; September 30 and December 31 in each calendar year.

Barnes & Noble Education's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. The financial information presented in this Quarterly Report on Form 10-Q includes the financial information of Barnes & Noble Education from the period of June 10, 2024 through June 30, 2024. For purposes of these consolidated financial statements, the results of Barnes & Noble Education herein have been aligned to the Company’s reporting periods. References to the “fiscal” year in relation to Barnes & Noble Education are in the context of their respective fiscal year.

Segment Information

Following the closing of the Transaction (as defined below) with Barnes & Noble Education, we operate as two reportable segments, Immersion and Barnes & Noble Education. We identify our segments in the manner in which our Chief Executive Officer, as our chief operating decision maker (“CODM”), allocates resources and assesses financial performance.

Earnings per Share of the Company

      We present both basic and diluted earnings per share (“EPS”) using the two-class method, which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the income available to Immersion stockholders by the weighted-average number of common stock shares outstanding for the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

Business Combinations

The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. For current assets and current liabilities, book value is generally assumed to approximate fair value. Goodwill is the amount by which consideration paid for an acquired entity exceeds the fair value of its acquired net assets.  Acquisition costs are expensed as incurred and are included within general and administrative expenses in the consolidated statements of operations.

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year from the date of acquisition in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates, including those relating to facts and circumstances that occur subsequent to the date of acquisition, are reflected as income or expense, as appropriate.

Goodwill and Indefinite-Lived Intangible Assets

The Company has goodwill and indefinite-lived intangible assets that have been recorded in connection with the acquisition of Barnes & Noble Education. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually.  The Company monitors these assets on a quarterly basis for potential indicators of impairment. Goodwill is required to be tested for impairment at the reporting unit level, which is an operating segment, or one level below the operating segment.

Impairment of Long-Lived Assets

Our long-lived assets include property and equipment, operating lease right-of-use assets, and amortizable intangibles recorded in connection with our business acquisition of Barnes & Noble Education. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the long-lived assets of the reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compared the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Significant Accounting Policies Related to Barnes & Noble Education

A summary of the new significant accounting policies as a result of our acquisition of Barnes & Noble Education is as follows:

 Seasonality

Barnes & Noble Education's business is highly seasonal. For example, Barnes & Noble Education’s retail business is seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the other fiscal quarters. Barnes & Noble Education's quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, the revenue impact of accounting principles with respect to the recognition of revenue associated with its equitable and inclusive access programs and the ability to secure inventory on a timely basis.

As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the customer accesses the digital content compared to: (i) the rental of physical textbook where revenue is recognized over the rental period, and (ii) ala carte courseware sales where revenue is recognized when the customer takes physical possession of Barnes & Noble Education products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of products by customers for products ordered through Barnes & Noble Education’s websites and virtual bookstores.

Restricted Cash

As of June 30, 2024, Barnes & Noble Education had restricted cash of $14.6 million, comprised of $13.6 million in Prepaid and other current assets in the condensed consolidated balance sheets related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $1.0 million in Other assets-noncurrent in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans. The restricted cash was part of net assets acquired as part of the Transactions (defined below).

Merchandise Inventories

Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Market value of Barnes & Noble Education's inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory, which includes certain significant assumptions, including markdowns, sales below cost, inventory aging and expected demand.

Cost is determined primarily by the retail inventory method for Barnes & Noble Education's retail product sales. Textbook and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of inventories. There were no LIFO adjustments during the period from June 10, 2024 to June 30, 2024.

For the physical bookstores, Barnes & Noble Education also estimates and accrues shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.

On June 10, 2024, Immersion acquired $336.7 million in merchandise inventory, measured at fair value, as part of the Transactions (defined below).

Textbook Rental Inventories

Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period. The related amortization expense is included in cost of sales. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost.

On June 10, 2024, Immersion acquired $9.8 million in rental textbook inventory, measured at fair value, as part of the Transactions (defined below).

Leases

Barnes & Noble Education recognizes lease assets and lease liabilities on the condensed consolidated balance sheet for substantially all lease arrangements as required by the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 842, Leases (Topic 842). Its portfolio of leases consists of operating leases comprised of operations agreements which grant Barnes & Noble Education the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. Barnes & Noble Education does not have finance leases.

Barnes & Noble Education recognize a right of use (“ROU”) asset and lease liability in the condensed consolidated balance sheet for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability when it is reasonably certain that such options will be exercised. The lease terms generally range from one year to fifteen years and a number of agreements contain minimum annual guarantees, many of which are adjusted at the start of each contract year based on the actual sales activity of the leased premises for the most recently completed contract year.

 Payment terms are based on the fixed rates explicit in the lease, including minimum annual guarantees, and/or variable rates based on: i) a percentage of revenues or sales arising at the relevant premises (“variable commissions”), and/or ii) operating expenses, such as common area charges, real estate taxes and insurance. For contracts with fixed lease payments, including those with minimum annual guarantees, Barnes & Noble Education recognizes lease expense on a straight-line basis over the lease term or over the contract year in order to best reflect the pattern of usage of the underlying leased asset and our minimum obligations arising from these types of leases. Barnes & Noble Education's lease agreements do not contain any material residual value guarantees, material restrictions or covenants.

For leases entered into after June 10, 2024, Barnes & Noble Education uses its incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the commencement date, as the rate implicit in the lease is not readily determinable. Barnes & Noble Education utilizes an estimated collateralized incremental borrowing rate as of the effective date or the commencement date of the lease, whichever is later.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset.

Revenue Recognition and Deferred Revenue

Product sales and rentals

The majority of Barnes & Noble Education's revenue is derived from the sale of products through its bookstore locations, including virtual bookstores, and its bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of products is recognized at the point in time when control of the products is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for the products.

Product revenue is recognized when the customer takes physical possession of its products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by customers for products ordered through websites and virtual bookstores. Product revenue shipped from wholesale operations are recognized upon shipment of physical textbooks at which point title passes and risk of loss is transferred to the customer. Additional revenue is recognized for shipping charges billed to customers and shipping costs are accounted for as fulfillment costs within cost of sale.

Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized when the customer accesses the digital content as product revenue. A software feature is embedded within the content of digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, the performance obligation is complete.

Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in the condensed consolidated financial statements. Rental periods are typically for a single semester and are always less than one year in duration. Barnes & Noble Education offers a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. It records the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, Barnes & Noble Education accelerates any remaining deferred rental revenue at the point of sale.

Revenue recognized for BNC First Day offerings is consistent with Barnes & Noble Education's policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day programs, the timing of cash collection from Barnes & Noble Education's school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in Barnes & Noble Education's third quarter given the timing of the Spring Term and its quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.

Barnes & Noble Education estimates returns based on an analysis of historical experience. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sale in the period that the related sales are recorded.

For sales and rentals involving third-party products, Barnes & Noble Education evaluates whether it is acting as a principal or an agent. This determination is based on Barnes &Noble Education's evaluation of whether it controls the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether Barnes & Noble Education controls the specified goods or services prior to transferring them to the customer including whether Barnes & Noble Education has the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where Barnes & Noble Education is the principal, it records revenue on a gross basis, and for those transactions where it is an agent to a third-party, it records revenue on a net basis.

Barnes & Noble Education does not have gift cards or customer loyalty programs. Barnes & Noble Education does not treat any promotional offers as expenses. Sales tax collected from Barnes & Noble Education's customers is excluded from reported revenues. Barnes & Noble Education's payment terms are generally 30 days and do not extend beyond one year.

Service and other revenue

Service and other revenue is primarily derived from brand marketing services which includes promotional activities and advertisements within Barnes & Noble Education physical bookstores and web properties performed on behalf of third-party customers, shipping and handling, and revenue from other programs.

Brand marketing agreements often include multiple performance obligations which are individually negotiated with Barnes & Noble Education's customers. For these arrangements that contain distinct performance obligations, Barnes & Noble Education allocates the transaction price based on the relative standalone selling price method by comparing the standalone selling price (“SSP”) of each distinct performance obligation to the total value of the contract. The revenue is recognized as each performance obligation is satisfied, typically at a point in time for brand marketing service and overtime for advertising efforts as measured based upon the passage of time for contracts that are based on a stated period of time or the number of impressions delivered for contracts with a fixed number of impressions.

Deferred Revenue

Deferred revenue represents an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (deferred revenue). Deferred revenue consists of the following:

•	advanced payments from customers related to textbook rental performance obligations, which are recognized ratably over the terms of the related rental period;
•	unsatisfied performance obligations associated with brand partnership marketing services, which are recognized when the contracted services are provided to our brand partnership marketing customers; and unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the e-commerce and merchandising contracts for Fanatics and Lids, respectively.

Cost of Sales

Cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, content development cost amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.

Except as set forth herein, there are no other changes in our significant accounting policies. Please refer to Note 1 Significant Accounting Policies contained in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024, for a complete discussion of our significant accounting policies.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance will be effective for the fiscal year beginning January 1, 2025. The guidance does not affect recognition or measurement in our consolidated financial statements. We are evaluating the impact of this amendment on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for us for the annual report for the fiscal year ending December 31, 2024 and subsequent interim periods. Early adoption is permitted, and retrospective adoption is required for all prior periods presented. We are currently assessing this guidance and determining the impact on our consolidated financial statements.

2.  BUSINESS COMBINATION

On June 10, 2024 (“Closing Date”), the Transactions (defined below) were consummated pursuant to the terms of the Purchase Agreement among Barnes & Noble Education and the Purchasers (as defined in the Purchase agreement), following Barnes & Noble Education’s receipt of the requisite approval of its stockholders at a special meeting of its stockholders held on June 5, 2024. The following is presented on a post-reverse stock split basis, which is defined as a reverse stock split of Barnes & Noble Education’s outstanding shares of Common Stock at a ratio of 1-for-100, effective as of June 11, 2024.

Pursuant to the terms of the Purchase Agreement, Barnes & Noble Education conducted a rights offering (the “Rights Offering”), whereby Barnes & Noble Education distributed at no charge to the holders of its common stock (“BNED Common Stock”) non-transferable subscription rights (“Rights”) to purchase up to an aggregate of 9,000,000 new shares of BNED Common Stock (the “Offered Shares”) at a subscription price of $5.00 per share (the “Subscription Price”). On the Closing Date, Barnes & Noble Education issued the Offered Shares, which generated $45,000,000 in gross proceeds, including $10,033,507 of Offered Shares purchased by Toro 18 Holdings, LLC (“Investor”) pursuant to the Backstop Commitment (as defined in the Purchase Agreement). Pursuant to the Backstop Commitment, Immersion through Investor, purchased 2,006,701 shares of BNED Common Stock. Barnes & Noble Education reimbursed Immersion, through Investor, for reasonable legal and other expenses in connection with the Transactions in the amount of $2,450,000. Barnes & Noble Education also paid an amount equal to $2,450,000 to Immersion, through Investor, as payment in consideration for its Backstop Commitment.

In addition to the Rights Offering, Immersion, through Investor, purchased from Barnes & Noble Education an aggregate of 9,000,000 new shares of BNED Common Stock at the Subscription Price for a purchase price of $45,000,000 (the “PIPE Transaction”, and together with the Rights Offering, the “Transactions”).

As a result of the Transactions, Barnes & Noble Education received a total of $95 million in gross proceeds, of which $80.7 million was used to reduce its outstanding debt.

In connection with the closing, Barnes & Noble Education appointed Eric Singer, William C. Martin, Emily S. Hoffman, and Elias Nader to serve as members of the board of directors of BNED (the “BNED Board”) following the Closing. Messrs. Singer, Martin and Nader and Ms. Hoffman are current members of the Company’s board of directors. In addition, at the closing, Sean Madnani was appointed to the BNED Board along with two existing directors, Kathryn Eberle Walker and Denise Warren who will each continue to serve on the Barnes & Noble Education's Board following the Closing.

As part of the Transactions, the Company acquired 42% of all outstanding common shares of Barnes & Noble Education, as well as control over Barnes & Noble Education through the five Immersion-appointed board seats. The total consideration transferred was approximately $50.1 million, consisting of $52.2 million in cash consideration paid to Barnes & Noble Education less $2.1 million in transaction costs incurred by Immersion but reimbursed by Barnes & Noble Education. For the six months ended June 30, 2024, Immersion incurred costs related to this acquisition of $1.2 million, inclusive of the expenses reimbursed by Barnes & Noble Education, that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operations. The acquisition aims to expand Immersion's offerings, increase its customer reach, and diversify into the education sector.

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. The Company expects to continue to obtain information to assist in determining the fair value of the net assets acquired as of the Closing Date while the measurement period remains open, which will not exceed one year from the acquisition date. Measurement period adjustments related to the acquisition will be applied retrospectively to the Closing Date.

        The fair value of the noncontrolling interest of $203.7 million on the Closing Date was calculated using the acquisition-date fair value of $13.40 per share multiplied by the number of noncontrolling interest shares.

The following table presents the preliminary purchase price allocation for the acquisition (in thousands):

Preliminary Amount Recognized as of the Acquisition Date
Assets acquired
Cash and cash equivalents	$14,736
Accounts receivable	113,743
Merchandise inventories	336,741
Textbook rental inventories	9,835
Prepaid expenses and other current assets (including $4.8 million in restricted cash)	26,969
Property and equipment	118,818
Operating lease right-of-use assets	155,664
Intangible assets	95,000
Other assets noncurrent (including $1.0 million in restricted cash)	11,634
Total assets acquired	$883,140
Liabilities assumed
Accounts payable	$279,456
Accrued liabilities	51,123
Deferred revenue - current	7,651
Operating lease liabilities - current	80,263
Deferred tax liabilities - noncurrent	636
Operating lease liabilities - noncurrent	107,400
Deferred revenue - noncurrent	3,393
Other long-term liabilities	12,413
Long-term borrowings	101,235
Total liabilities assumed	$643,570
Net assets acquired	239,570

Total consideration transferred	$50,133
Less: Net assets acquired	(239,570)
Plus: Noncontrolling interest	203,657
Goodwill	14,220

Identifiable intangible assets acquired were comprised of the following (in thousands except for estimated useful life):

	Amount	Estimated Life
Trade name	$45,000	Indefinite
Customer relationships	50,000	13 years
Total intangible assets	$95,000

Trade name represent Barnes & Noble Education’s right to its trade name on a perpetual, royalty-free basis as it existed on the acquisition closing date. Customer relationships consist of distinct value associated with Barnes & Noble Education's large operating footprint with direct access to students and faculty across a diverse customer base.

The Company used the assistance of a third-party firm to estimate the fair value of the intangible assets acquired. The Company used an income approach to estimate the fair values of the trade names and customer relationships. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The major assumptions used to estimate the values of identifiable intangible assets include management’s estimates of future revenue, adjusted for growth and attrition based on historical data and management's forward-looking expectations. These cash flows were discounted at a rate of 21%, which reflects the Company’s cost of equity. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

Goodwill generated from this acquisition is primarily attributed to the value of Barnes & Noble Education's assembled workforce. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company’s entire goodwill balance is associated with the Barnes & Noble Education reporting unit. Goodwill is not deductible for tax purposes.

The Company acquired a deferred tax asset of $0.7 million, recorded and a deferred tax liability of $1.3 million, recorded under Deferred tax liabilities, net – noncurrent, as part of this business combination, as shown in the accompanying consolidated balance sheet.

The Company also engaged a third-party valuation firm to estimate the fair value of the property and equipment and inventory acquired. The fair value as of the Closing Date reflects a step-up in basis due to the highly depreciable nature of the property and equipment. No material fair value adjustments for inventory were identified, as there are minimal costs associated with procurement.

Most of the net tangible assets were valued at their respective carrying amounts as of the acquisition date, as the Company believes that these amounts approximate their current fair values. The leases acquired were recorded at their respective fair values as of the acquisition date.

The acquired entity’s results of operations were included in the Company's condensed consolidated financial statements from the date of acquisition, June 10, 2024, as adjusted for specific fair value adjustments discussed above.  For the three and six months ended June 30, 2024, Barnes & Noble Education contributed net operating revenue of $47.0 million, which is reflected in the accompanying condensed consolidated statement of operations. For the three and six months ended June 30, 2024, Barnes & Noble Education contributed a net loss of $14.1 million, which is reflected in the accompanying condensed consolidated statement of operations.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Barnes & Noble Education as if it was consummated on January 1, 2023 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, and direct and incremental transaction costs reflected in the historical financial statements. Specifically, the following nonrecurring adjustments were made:

•	For the three and six months ended June 30, 2024, the Company’s direct and incremental acquisition-related expenses of $1.2 million and one-time severance payment of $1.5 million are excluded from the pro forma condensed combined net loss.
•	For the three and six months ended June 30, 2023, respectively, the Company’s direct and incremental acquisition-related expenses of $1.2 million and one-time severance payment of $1.5 million are included in the pro forma condensed combined net loss.

This unaudited data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2023. It should not be taken as representative of future results of operations of the combined company.

The following table presents the unaudited pro forma condensed combined financial information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$288,325	$221,171	$788,845	$667,299
Net income (loss)	19,433	(35,189)	36,830	(48,975)

3. SEGMENT REPORTING

We operate as two operating and reportable segments, Immersion and Barnes & Noble Education. Summarized financial information for our reportable segments is reported below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Immersion	$52,403	$6,983	$96,250	$14,057
Barnes & Noble Education	47,021	—	47,021	—
Total revenues	99,424	6,983	143,271	14,057

Cost of sales (excludes depreciation and amortization expense):
Barnes & Noble Education	40,806	—	40,806	—
Operating expenses:
Immersion	14,175	3,870	41,408	7,685
Barnes & Noble Education	19,037	—	19,037	—
Total operating expenses	33,212	3,870	60,445	7,685
Operating income (loss)
Immersion	38,228	3,113	54,842	6,372
Barnes & Noble Education	(12,822)	—	(12,822)	—
Operating income	$25,406	$3,113	$42,020	$6,372

4. REVENUE RECOGNITION

Immersion

Disaggregated Revenue

The following table presents the disaggregation of our revenue of Immersion for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed fee license revenue	$48,779	$1,254	$87,507	$2,404
Per-unit royalty revenue	3,624	5,729	8,743	11,653
Total revenues	$52,403	$6,983	$96,250	$14,057

Per-unit Royalty Revenue

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. In the three months ended June 30, 2024, we recorded no adjustments to royalty revenue recognized in the previous quarter. We recorded adjustments of $0.3 million to increase royalty revenue during the three months ended June 30, 2023.

Contract Assets

As of June 30, 2024, we had contract assets of $2.8 million included within Prepaid expenses and other current assets and $33.7 million within Other assets on the Condensed Consolidated Balance Sheets. As of December 31, 2023, we had contract assets of $7.7 million included within Prepaid expenses and other current assets, and $0.1 million included within Other assets on the Condensed Consolidated Balance Sheets.

Based on contracts signed and payments received as of June 30, 2024, we expect to recognize $20.7 million in revenue under our fixed fee license agreements, which are satisfied over time, including $16.7 million over one to three years and $4.1 million over more than three years.

Contract assets increased by $28.3 million from January 1, 2024 to June 30, 2024, primarily due to increase in unbilled revenue related to the new contracts we entered into during the six months ended June 30, 2024.

Deferred Revenue

The following table presents changes in deferred revenue associated with Immersion’s contract liabilities (in thousands):

June 30, 2024
Deferred revenue at the beginning of period	$12,629
Additions to deferred revenue during the period	10,526
Reductions to deferred revenue for revenue recognized during the period	(2,408)
Deferred revenue balance at the end of period:	$20,747

Barnes & Noble Education

Disaggregated Revenue

The following table disaggregated the revenue associated with our major product and service offerings (in thousands):

June 10 2024, to June 30, 2024
Course material sale	$26,814
General merchandise sale	16,008
Services and other revenue	2,251
Total product and other revenue	45,073
Course material rental income	1,948
Total revenue	$47,021

Deferred Revenue

The following table presents changes in deferred revenue associated with Barnes & Noble Education's contract liabilities (in thousands):

June 30, 2024
Deferred revenue as of the acquisition date	$11,044
Additions to deferred revenue during the period	2,943
Reductions to deferred revenue for revenue recognized during the period	(2,435)
Deferred revenue balance at the end of period:	$11,552

  As of December 31, 2022, total deferred revenue was $17.4 million. We recognized $2.3 million of deferred revenue during the six months ended June 30, 2023.

 5.  INVESTMENTS AND FAIR VALUE MEASUREMENTS

We invest surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal. A summary of our investments in marketable equity and debt securities as of June 30, 2024, are as follows:

Investments - current were as follows (in thousands):

	June 30, 2024	December 31, 2023
Marketable equity securities	$57,171	$62,978
U.S. treasury securities	40,443	41,313
Short-term investments	$97,614	$104,291

Investments- noncurrent were as follows (in thousands):

	June 30, 2024	December 31, 2023
U.S. treasury securities	$25,333	$13,653
Marketable debt securities	19,830	19,697
Investments- noncurrent	$45,163	$33,350

Marketable Securities

Marketable securities as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$58,530	$5,868	$(7,227)	$57,171
Marketable debt securities
U.S. treasury securities	64,816	976	(16)	65,776
Corporate bonds	19,577	648	(395)	19,830
Total marketable debt securities	84,393	1,624	(411)	85,606
	$142,923	$7,492	$(7,638)	$142,777

	December 31, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$59,228	$7,896	$(4,146)	$62,978
Marketable debt securities
U.S. treasury securities	53,662	1,307	(3)	54,966
Corporate bonds	19,422	472	(197)	19,697
Total marketable debt securities	73,084	1,779	(200)	74,663
	$132,312	$9,675	$(4,346)	$137,641

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of June 30, 2024 (in thousands) are as follows:

	June 30, 2024
	Amortized Cost	Fair Value
Less than 1 year	$41,622	$40,443
1 to 5 years	42,771	45,163
Total	$84,393	$85,606

         As of June 30, 2024, the fair value of corporate bonds with unrealized loss position was $8.7 million, with an aggregated loss of $0.4 million. As June 30, 2024, the fair value of  U.S. treasury securities with unrealized loss position was $6.6 million, with an aggregated loss of $16,000. As of December 31, 2023, the fair value of available-for-sale debt securities in unrealized loss position for corporate bonds and U.S. treasury securities were $7.1 million and $2.7 million, respectively, with an aggregated loss of $0.2 million. For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. We had no credit-related impairment loss as of June 30, 2024 and December 31, 2023.

Derivative Financial Instruments

Our derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$6,131	$(842)	$5,289
	$6,131	$(842)	$5,289

	December 31, 2023
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$8,797	$(867)	$7,930
	$8,797	$(867)	$7,930

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments and realized gains and losses from our marketable debt securities are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net unrealized gains (losses) recognized on marketable equity securities	$(2,453)	$(1,255)	$(5,108)	$759
Net realized gains recognized on marketable equity securities	3,703	4,561	9,182	6,230
Net unrealized losses recognized on derivative instruments	(2,844)	(91)	(26)	(194)
Net realized gains recognized on derivative instruments	3,327	1,520	2,893	2,237
Net realized gains recognized on marketable debt securities	473	217	555	217
Total net gains recognized in interest and other income (loss), net	$2,206	$4,952	$7,496	$9,249

Fair Value Measurements

Our financial instruments include cash and cash equivalents, receivables, accrued liabilities and accounts payable. The fair value of cash and cash equivalents, receivables, accrued liabilities and accounts payable approximates their carrying values because of the short-term nature of these instruments, which are all considered Level 1. The fair value of long-term debt approximates its carrying value.

Our financial instruments measured at fair value on a recurring basis consisted of U.S. treasury securities, equity securities, corporate bonds and derivatives. U.S. treasury securities and equity securities are classified within Level 1 of the fair value hierarchy as they are valued based on quoted market price in an active market. Corporate bonds and derivative instruments are valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of June 30, 2024, and December 31, 2023.

Financial instruments measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are classified based on the valuation technique in the table below (in thousands):

	June 30, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$65,776	$—	$—	$65,776
Equity securities	57,171	—	—	57,171
Corporate bonds	—	19,830	—	19,830
Total assets at fair value	$122,947	$19,830	$—	$142,777

Liabilities
Derivative instruments	$—	$5,289	$—	$5,289
Total liabilities at fair value	$—	$5,289	$—	$5,289

	December 31, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$54,966	$—	$—	$54,966
Equity securities	62,977	—	—	62,977
Corporate bonds	—	19,697	—	19,697
Total assets at fair value	$117,943	$19,697	$—	$137,640

Liabilities
Derivative instruments	$—	$7,930	$—	$7,930
Total liabilities at fair value	$—	$7,930	$—	$7,930

6.   LEASES

Immersion

Immersion leases office space, which is accounted for as an operating lease in accordance with the provisions of ASC Topic 842, with expiration dates on or before March 31, 2026. Immersion recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. Immersion combines lease and non-lease components for new and reassessed leases, and applies discount rates to operating leases under a portfolio approach.

The following table summarizes additional information related to Immersion’s operating leases:

	June 30,
	2024	2023
Weighted average remaining lease terms (in years)	1.80	0.70
Weighted average discount rate	4.7%	N/A

Barnes & Noble Education

Barnes & Noble Education leases the right to operate on-campus bookstores at colleges and universities, office space and vehicles under operating leases in accordance with the provisions of ASC Topic 842, with expiration dates on or before June 30, 2033. Barnes & Noble Education recognizes lease expense on a straight line basis over the lease term or over the contract year in order to best reflect the pattern of the underlying leased asset. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. Barnes and Noble Education combines lease and non-lease components for new and reassessed leases, and applies discount rates to operating leases under a portfolio approach.

Barnes & Noble Education used its incremental borrowing rates to determine the present value of fixed lease payments based on the information available on June 10, 2024 (“Closing Date”, as discussed in Note 2, Business Combinations), as the rate implicit in the lease is not readily determinable. It utilized an estimated collateralized incremental borrowing rate as of the Closing Date. The Company also evaluated the leases for unfavorable terms and recorded an adjustment for unfavorable market terms of $32.0 million. Unfavorable lease liabilities are presented net of the corresponding right of use asset.

The following table summarizes additional information related to Barnes & Noble Education’s operating leases:

June 30, 2024
Weighted average remaining lease terms (in years)	5.0
Weighted average discount rate	10.4%

7.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recognized $14.2 million in goodwill as the result of the business combination with Barnes & Noble Education on June 10, 2024, as further described in Note 2. Business Combination. The carrying value of goodwill as of June 30, 2024 and December 31, 2023 was $14.2 million and $0, respectively.

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, the Company did not record any goodwill impairment losses during the three and six months ended June 30, 2024. Goodwill represents the future economic benefit attributable to the Barnes & Noble Education's assembled workforce, which is not individually and separately recognized as an intangible asset. As such, the carrying value of goodwill has been allocated to the Barnes & Noble Education Segment and none of the goodwill has been allocated to the Immersion Segment.

Intangible Assets, net

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Condensed Consolidated Balance Sheets as of June 30, 2024 (in thousands):

	As of June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (Years)
Trade name	$45,000	$—	$45,000	Infinite
Customer relationships	50,000	(214)	49,786	13
Total	$95,000	$(214)	$94,786

Amortization of finite-lived intangible assets is computed using the straight-line method over their estimated useful lives. Trade name is determined to have an indefinite useful life and is not subject to amortization.

Amortization expense was $0.3 million for the three and six months ended June 30, 2024. We did not have amortization expense in the three and six month ended in June 30, 2023.

Estimated amortization expense of the intangible assets to be recognized by the Company are as follows (in thousands):

Year ended December 31,
Remainder of 2024	$1,923
2025	3,846
2026	3,846
2027	3,846
Thereafter	36,325
Total	$49,786

8.  DEBT

The following is a summary of Barnes & Noble Education's outstanding borrowing as of June 30, 2024 (in thousands):

	Maturity Date	As of June 30, 2024
Total debt - Barnes & Noble credit facility	June 9, 2028	$186,644
Balance sheet classification:
Short-term borrowings		$—
Long-term borrowings		186,644
Total debt		$186,644

On the Closing Date, Barnes & Noble Education amended and restated and extended the maturity of its existing asset-based credit facility with Bank of America, N.A., as administrative agent, collateral agent and swing line lender, and other lenders from time to time party thereto (such amended and restated credit facility, the “Restated ABL Facility”). Pursuant to the Restated ABL Facility, the lenders thereunder have committed to provide a four-year asset-backed revolving credit facility in an aggregate committed principal amount of up to $325 million. The Restated ABL Facility has a maturity date of June 9, 2028. Barnes & Noble Education has interest only obligations until June 9, 2028, at which time the total principal is due and payable.

Interest under the Restated ABL Facility accrues, at the election of Barnes & Noble Education, either (x) based on the Secured Overnight Financing Rate (“SOFR”), which is subject to a floor of 2.50% per annum, plus a spread of 3.50% per annum or (y) at an alternate base rate, which is subject to a floor of 3.50% per annum, plus a spread of 2.50% per annum, provided that, in the event Barnes & Noble Education meets certain financial metrics for a consecutive six-month period beginning and ending after the one-year anniversary of the Closing Date, the foregoing spreads shall be reduced by 0.25% per annum.

The Restated ABL Facility contains customary negative covenants that limit Barnes & Noble Education's ability to incur or assume additional indebtedness, grant or permit liens, make investments, make restricted payments and other specified payments, merge with other entities, dispose of or acquire assets, or engage in transactions with affiliates, among other things. Additionally, the Restated ABL Facility includes the following financial maintenance covenants:

•

following the date that is six months following the Closing Date, Barnes & Noble Education is required to maintain a minimum Availability (as defined in the Restated ABL Facility agreement) of  (x ) $25,000 for the first thirty (30) months after the Closing Date and (y) $30,000 after the date that is thirty (30) months after the Closing Date;

•

commencing with the month ending May 31, 2025, Barnes & Noble Education is required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Restated ABL Facility) of not less than 1.10 to 1.00, which will be tested monthly on the last day of each fiscal month for the trailing 12-month period; and

•

commencing with the quarter ending October 31, 2024, Barnes & Noble Education is required to maintain a minimum Consolidated EBITDA (as defined in the Restated ABL Facility), which will be tested quarterly on the last day of each fiscal quarter for (a) the trailing six-month period for the first test date, (b) the trailing nine-month period of the second test date and (c) for the trailing 12-month period thereafter

The Restated ABL Facility contains customary events of default, including for non-payment of obligations owing under the Restated ABL Facility, material breaches of representations and warranties, failure to perform or observe covenants, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Credit Agreement also contains customary affirmative covenants and representations and warranties.

The credit facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the credit facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to Barnes & Noble and pledge of equity from subsidiaries, exclusive of real estate).

In connection with the Restated ABL Facility, the 1.00% fee payable in connection with the eighth amendment to the Restated ABL Facility (prior to its having been restated) is due and payable (x) 50% on September 2, 2024, and (y) 50% on June 10, 2025.

As of June 30, 2024, and through the date of this filing, Barnes & Noble Education was in compliance with all debt covenants under the Restated ABL Facility.

During the period June 10, 2024, to June 30, 2024, Barnes & Noble Education borrowed $101.5 million and repaid $16.1 million under the Restated ABL Facility, with $186.6 million of outstanding borrowings under the Restated ABL Facility as of June 30, 2024. As of June 29, 2024, Barnes & Noble Education issued $3.6 million in letters of credit under the Restated ABL Facility.

9. STOCK-BASED COMPENSATION

Immersion

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

A summary of our equity incentive program as of June 30, 2024 is as follows (in thousands):

Common stock shares available for grant	3,541
RSUs outstanding	1,130
RSAs outstanding	86
PSUs outstanding	400

As of June 30, 2024, we did not have any outstanding stock options.

Restricted Stock Units

The following summarizes RSU activities for the six months ended June 30, 2024:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,128	$6.57	1.05	$7,964
Granted	274	6.85
Released	(272)	6.14
Forfeited	—	—
Outstanding at June 30, 2024	1,130	$6.52	0.95	$10,635

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards

The following summarizes RSA activities for the six months ended June 30, 2024:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2023	75	$8.31	0.24
Granted	86	7.25
Released	(75)	8.31
Forfeited	—	—
Outstanding at June 30, 2024	86	$7.25	—

Market Condition-Based Performance Stock Units

The following summarizes PSU activities for the six months ended June 30, 2024:

	Number of Market Condition-Based Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2023	400	$3.63	0.00
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at June 30, 2024	400	$3.63	0.38

Stock-based Compensation Expense

Valuation and amortization methods

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards for the three and six months ended June 30, 2024, and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$—	$16	$(2)	$(40)
RSUs, RSAs and PSUs	1,192	744	2,270	1,747
Total	$1,192	$760	$2,268	$1,707

As of June 30, 2024, there was $4.3 million of unrecognized compensation cost adjusted for estimated forfeitures related to unvested, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Barnes & Noble Education

Barnes & Noble Education grants options, restricted stock awards and restricted stock units under the Barnes and Noble Education Equity Incentive Plan. On June 10, 2024, as part of the business combination, we assumed the following equity awards:

Shares Assumed
Stock options	25,191
Restricted stock award	4,853
Restricted stock unit	1,518
Total equity awards assumed	31,562
32

The total fair value of equity award assumed was $33,000. Total stock-based expense for the period from June 10, 2024, to June 30, 2024, was not material.

On June 19, 2024, Barnes & Noble Education granted 37,205 restricted stock units to various directors of Barnes & Noble Education. The restricted stock units vest on the earlier of one year from the date of grant or the next annual meeting of stockholders of Barnes & Noble Education.

10.  EMPLOYEE BENEFIT PLAN

Barnes & Noble Education sponsors defined contribution plans for the benefit of substantially all of its employees. MBS Textbook Exchange, LLC (“MBS”), a subsidiary of Barnes & Noble Education, maintains a profit-sharing plan covering substantially all full-time employees of MBS. For all plans, Barnes & Noble Education is responsible to fund the employer contributions directly, if any. There was no benefit expense for these plan during the period from June 10, 2024 to June 30, 2024.

11.  STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On December 29, 2022, our Board of Directors (the “Board”) approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023, to December 29, 2024.

We did not repurchase any stock during the three months ended June 30, 2024. As of June 30, 2024, we had $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

Dividends Declared and Dividend Payments

On November 13, 2023, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on January 25, 2024 to stockholders of record on January 14, 2024.

On February 28, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on April 19, 2024 to stockholders of record on April 12, 2024.

On May 8, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on July 26, 2024 to stockholders of record on July 8, 2024.

On August 12, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, payable on October 18, 2024 to stockholders of record on October 4, 2024.

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time to time.

In the first half of 2024 and 2023, the total dividends paid was $3.0 million and $5.4 million, respectively.

12.  INCOME TAXES

Provision for income taxes for the three and six months ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before provision for income taxes	$29,114	$9,872	$53,834	$19,657
Provision for income taxes	(8,178)	(2,844)	(14,243)	(4,351)
Effective tax rate	28.1%	28.8%	26.5%	22.1%

Provision for income taxes for the three and six months ended June 30, 2024 and 2023 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate.

We provided no valuation allowance for federal deferred tax assets, whose future realization is more likely than not and continue to maintain full valuation allowance for certain state deferred tax assets in the United States as well as federal tax assets in Canada. Changes in provision for income taxes resulted primarily from the change in income from continuing operations across various tax jurisdictions.

In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards. We also maintain liabilities for uncertain tax positions.

As of June 30, 2024, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $7.6 million of which $4.9 million could be payable in cash. In addition, interest and penalty of $0.3 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $4.9 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of June 30, 2024, we had net deferred income tax assets of $3.3 million and deferred income tax liabilities of $0. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2008 through the current period.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax provision of $0.1 million during the period of June 10, 2024 to June 30, 2024, which represented an effective income tax rate of (0.1)%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of June 30, 2024, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the rights offering, backstop commitment, private investment, and debt term loan conversion completed on June 10, 2024, Barnes & Noble Education may have experienced an ownership change as defined by Sections 382 and 383. Barnes & Noble Education intends to perform a study to determine if an ownership change has occurred. If it is determined that an ownership change has occurred under Section 382 and 383, Barnes &Noble Education expects any corresponding annual limitations to severely impact the future utilization of its tax attributes including its $265.5 million NOL carryforward.

13. EARNINGS PER SHARE

We use the two-class method of computing EPS, which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared. Under the two-class method, basic earnings per share is computed by dividing the income attributable to Immersion stockholders by the weighted-average number of common stock shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity. Potential common stock, computed using the treasury stock method, includes stock options and stock awards.

The following is a reconciliation of the denominators used in computing basic and diluted net income  per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to Immersion stockholders	$28,945	$7,028	$47,600	$15,306

Denominator:
Weighted-average shares outstanding, basic	31,879	32,583	31,784	32,474
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	646	227	623	365
Weighted average shares outstanding, diluted	32,525	32,810	32,407	32,839

We include PSUs in the calculation of diluted earnings per share if the applicable performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the three and six months ended June 30, 2024 and 2023, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$—	$136	$—	$138
RSUs, RSAs and PSUs	—	10	—	5
Total	—	146	—	143

 14. COMMITMENTS AND CONTINGENCIES

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2012 to 2017 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. We have had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. We had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 8, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities. In connection with the Korea Administrative Court’s decision, the Korean tax authorities filed an appeal on June 28, 2023, with the Seoul High Court to seek the cancellation of the lower court’s decision. The appellate case is in progress at the Seoul High Court and the first and the second hearings took place on November 30, 2023, and February 1, 2024, respectively. However, the next hearing will be set at a later date.

On April 25, 2023, we received notice from LGE requesting us to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, we provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2023, we recorded this deposit in Long-term deposits on our Condensed Consolidated Balance Sheets.  On June 29, 2023, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, the Company submitted its rebuttal brief in response thereto. On September 25, 2023, Korean tax authority submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing the claims of the Company on the grounds that its claims are without merit. In response thereto, on behalf of LGE, we filed an appeal with the Korea Administrative Court on December 29, 2023. On July 25, 2024, the Korea Tax Tribunal rendered a decision against LGE, and deadline for the court appeal of the local income claim is October 21, 2024. In addition, the Korea Administrative Court scheduled a hearing date of August 29, 2024. As of June 30, 2024, we have accrued $0.3 million of withholding taxes, interest and penalties related to the 2018 to 2022 period for which the Korean tax authorities have recently assessed LGE. These withholding taxes have been reclassified and reported as an impairment reduction to the Long-term deposit made in the third quarter of 2023 in order to present the deposit at its estimated recoverable value.

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Condensed Consolidated Statements of Operations and Comprehensive Income. In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Condensed Consolidated Statements of Operations and Comprehensive Income in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposit on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long-term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for which we recorded in Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.

In the event that we do not ultimately prevail in our appeal in the Korean courts with respect to this case, the applicable deposits included in Long-term deposits would be recorded as additional income tax expense on our Condensed Consolidated Statements of Operations and Comprehensive Income, in the period in which we do not ultimately prevail.

Immersion Corporation vs. Xiaomi Group

On or about March 3, 2023, the Company initiated patent infringement lawsuits against several companies of the Xiaomi-Group in Germany, France and India (the “Xiaomi Litigation”). Immersion filed complaints against Xiaomi-Group companies and their agents in the Düsseldorf Regional Court in Germany, the Tribunal judiciaire de Paris (Paris First Instance Civil Court) in France, and the High Court of Delhi, at New Delhi, in India. The complaints alleged that the Xiaomi-Group’s devices, including the Xiaomi 12, infringed Immersion's patents that cover various uses of haptic effects in connection with such devices.

On June 12, 2024, the Company entered into a Patent License Agreement (the “Xiaomi License Agreement”) with the Xiaomi Group, pursuant to which the parties have agreed to terms for resolving the Xiaomi Litigation and the Xiaomi Group will license, on a non-exclusive basis, the Company’s patent portfolio for use in its products. Pursuant to the Xiaomi License Agreement, the Company and the Xiaomi Group have agreed to terms for dismissal by them of the outstanding Xiaomi Litigation.

Immersion Corporation vs. Valve Corporation (“Valve”)

On May 15, 2023, the Company filed a complaint against Valve in the United States District Court for the Western District of Washington.  The complaint alleges that Valve’s AR/VR systems, including the Valve Index, and handheld Steam Deck, infringe seven of our patents that cover various uses of haptic effects in connection with such AR/VR systems and other video game systems.  The Company is seeking to enjoin Valve from further infringement and to recover a reasonable royalty for such infringement.

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

Valve responded to the complaint on July 24, 2023, with a motion to dismiss. Valve re-noted its motion, which changed Immersion’s response deadline from August 14, 2023 to August 21, 2023. Immersion timely filed its response, and Valve filed its reply on August 25, 2023. The Court heard arguments on Valve’s motion on February 8, 2024. The Court entered a case schedule on November 21, 2023. The case schedule did not include a trial date but set the pretrial conference for May 30, 2025.

Valve filed inter partes reviews (“IPRs”), IPR2024-00477 and IPR2024-00478 on January 19, 2024. These petitions are directed to U.S. Patent Nos. 7,336,260 and 9,430,042 respectively. The Company filed its patent owner preliminary responses to these petitions on April 26, 2024, and April 29, 2024, respectively. The Patent Trial and Appeal Board issued a decision, granting institution of these petitions on July 24, 2024, and July 25, 2024, respectively. The Company’s patent owner responses to these petitions are due on October 15, 2024 and October 17, 2024, respectively. Valve filed IPR2024-00508 on January 30, 2024, which is directed to U.S. Patent No. 9,116,546. The Company elected not to file a patent owner preliminary response to this petition. The Patent Trial and Appeal Board issued a decision, granting institution of this petition on August 6, 2024. The Company’s patent owner response to the petition is due on October 31, 2024. Valve filed IPR2024-00556 on February 7, 2024, which is directed to U.S. Patent No. 8,749,507. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 6, 2024. The Company’s patent owner response to the petition is due on October 31, 2024. Valve filed IPR2024-00557 on February 7, 2024, which is directed to U.S. Patent No. 10,665,067. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 13, 2024. Valve filed IPR2024-00582 on February 16, 2024, which is directed to U.S. Patent No. 11,175,738. The Company filed its patent owner preliminary response to this petition on June 27, 2024. The Patent Trial and Appeal Board’s decision on whether to institute the petition is expected to issue around September 27, 2024. Valve filed IPR2024-00714 on March 22, 2024, which is directed to U.S. Patent No. 10,627,907. The Company filed its preliminary patent owner preliminary response to this petition on July 30, 2024. The Patent Trial and Appeal Board’s decision on whether to institute the petition is expected to issue around October 30, 2024.

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

15.  SUPPLEMENTARY INFORMATION

Restructuring and Other Charges

During the period of June 10, 2024, to June 30, 2024, Barnes & Noble Education recognized restructuring and other charges totaling $2.4 million, comprised primarily of $2.0 million of severance costs related to the departure of Barnes & Noble Education's Chief Executive Officer on June 11, 2024, and $0.4 million costs associated with legal and advisory professional services.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates”, “believes”, “expects”, “intends”, “may”, “can”, “will”, “places”, “estimates”, and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include among other things, any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and trends related thereto, and the recognition and components thereof; our costs and expenses, including capital expenditures; our investment of surplus funds and sales of marketable securities seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our intellectual property (“ IP”); our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations, including with respect to taxes; our plans and estimates related to and the impact of current and future litigation and arbitration and our dividend, stock repurchase and equity distribution programs.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results could differ materially from those projected in the forward-looking statements, therefore we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission the (“SEC”) on March 11, 2024 and Part I, Item 1A, “Risk Factors” in Barnes & Noble Educations’ Annual Report on Form 10-K for the fiscal year ended April 27, 2024 filed with the SEC on July 1, 2024.

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

COMPANY OVERVIEW

Immersion Corporation (“Immersion”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations the terms the “Company,” “us,” “we,” or “our” refer to Immersion and its consolidated subsidiaries. Immersion generates license and royalty revenues from a wide range of intellectual property (“IP”) that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial.

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education”), refer to Note 2. Business Combination for more information. The financial results of Barnes & Noble Education have been included in our condensed consolidated financial statements from the acquisition date of June 10, 2024.

Following the closing of the Transactions (as defined in Note 2. Business Combination) with Barnes & Noble Education we operate our business in two operating segments: Immersion and Barnes & Noble Education.

RESULTS OF OPERATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Immersion:
Royalty and license	$52,403	$6,983	$96,250	$14,057
Barnes & Noble Education:
Product and other	45,073	—	45,073	—
Rental income	1,948	—	1,948	—
	47,021	—	47,021	—
Total revenues	99,424	6,983	143,271	14,057
Cost of sales (excludes depreciation and amortization expense):
Barnes & Noble Education:
Product and other cost of sales	39,675	—	39,675	—
Rental cost of sales	1,131	—	1,131	—
	40,806	—	40,806	—
Operating expenses:
Immersion:
Selling and administrative expenses	14,175	3,870	41,408	7,685
Barnes & Noble Education:
Selling and administrative expenses	14,519	—	14,519	—
Depreciation and amortization expense	2,140	—	2,140	—
Restructuring and other charges	2,378	—	2,378	—
	19,037	—	19,037	—
Total operating expenses	33,212	3,870	60,445	7,685
Operating income	25,406	3,113	42,020	6,372
Interest and other income, net	4,609	6,759	12,715	13,285
Interest expense	(901)	—	(901)	—
Income before provision for income taxes	29,114	9,872	53,834	19,657
Provision for income taxes	(8,178)	(2,844)	(14,243)	(4,351)
Net income	$20,936	$7,028	$39,591	$15,306
Net loss attributable to noncontrolling interests	(8,009)	—	(8,009)	—
Net income attributable to Immersion stockholders	$28,945	$7,028	$47,600	$15,306

Earnings per common share attributable to Immersion stockholders:
Basic	$0.91	$0.22	$1.50	$0.47
Diluted	$0.89	$0.21	$1.47	$0.47
Weighted Average Common Stock Outstanding
Basic	31,879	32,583	31,784	32,474
Diluted	32,525	32,810	32,407	32,839

Immersion

Immersion generates license and royalty revenues from a wide range of intellectual property (“IP”) that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial.

We have adopted a business model under which we offer licenses to our patented technology to our customers and offer our customers enabling software, related tools and technical assistance related to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology.  Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 800 issued or pending patents worldwide as of June 30, 2024. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.

A summary of our results of operation for the three and six months ended June 30, 2024, and 2023 is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Revenues:
Fix license revenue	$48,779	$1,254	3790%	$87,507	$2,404	3540%
Per unit royalty revenue	3,624	5,729	-37%	8,743	11,653	-25%
	52,403	6,983	650%	96,250	14,057	585%
Selling and administrative expenses	14,175	3,870	266%	41,408	7,685	439%
Operating income	$38,228	$3,113	1128%	$54,842	$6,372	761%

Revenues

Immersion revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Royalty and license revenue

Fixed fee license revenue increased by $47.5 million in the second quarter of 2024 compared to the same period in 2023 primarily due to an increase in mobility license revenue we recognized in the second quarter of 2024 following the new license agreements we entered into in the first half of 2024.

Per-unit royalty revenue decreased by $2.1 million, or 37%, in the second quarter of 2024 compared to the same period in 2023, primarily due to a $1.6 million decrease in royalties from mobility licensees, a $0.9 million decrease in royalties from gaming licensees and a $0.5 million decrease in royalties from automotive licensees.

Geographically, revenues generated in Asia, North America and Europe for the three months ended June 30, 2024 represented 98%, 2%, and 0%, respectively, of our total revenue as compared to 14%, 83%, and 3%, respectively, for the three months ended June 30, 2023.

Fixed fee license revenue increased by $85.1 million in the first six months of 2024 compared to the same period in 2023 primarily due to a $47.6 million increase in mobility license revenue and $37.5 million increase in gaming license revenue primarily resulting from new license agreements we entered into in the first half of 2024.

Per-unit royalty revenue decreased by $2.9 million, or 25%, in the first six months of 2024 compared to the same period in 2023, primarily due to a $1.8 million decrease in royalties from gaming licensees and a $1.8 million decrease in royalties from mobility licensees.

Geographically, revenues generated in Asia, North America and Europe for the six months ended June 30, 2024 represented 58%, 41%, and 1%, respectively, of our total revenue as compared to 83%, 13%, and 4%, respectively, for the six months ended June 30, 2023.

Operating Expenses

A summary of operating expenses for the three and six months ended June 30, 2024, and 2023 is as follows (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Selling and administrative expense	$14,175	$3,870	$10,305	266%	$41,408	$7,685	$33,723	539%

Selling and administrative expenses - Our selling and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal and other professional fees; external legal costs for patents; office expense; travel; and facilities costs.

Selling and administrative expenses increased $10.3 million in the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $5.7 million increase in legal costs and a $4.9 million increase in compensation, benefits and other personnel related costs.

Selling and administrative expenses increased $33.7 million in the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $26.5 million increase in legal costs and a $7.6 million increase in compensation, benefits and other personnel related costs.

The increase in compensation, benefits and other personnel related costs in the three and six months ended June 30, 2024 compared to the same period in 2023 were largely driven by increases in variable compensation. The increase in legal costs in the three and six months ended June 30, 2024 compared to the same period in 2023 was due to an increase from legal costs related to the new license agreements and Barnes & Noble Education Transactions.

Barnes & Noble Education

Barnes & Noble Education is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Barnes & Noble Education is also one of the largest textbook wholesalers, inventory management hardware and software providers. Barnes & Noble Education operates 1,163 physical, virtual, and custom bookstores and services more than 5.8 million students, delivering essential educational content, tools and general merchandise within a dynamic omnichannel retail environment.

The strengths of Barnes & Noble Education's business include its ability to compete by developing new products and solutions to meet market needs, its large operating footprint with direct access to students and faculty, its well-established, deep relationships with academic partners and stable, long-term contracts and its well-recognized brands. Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers its BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.

Barnes & Noble Education expects to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand its e-commerce capabilities and accelerate such capabilities through its service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (collectively referred to herein as the “F/L Relationship”), win new accounts, and expand its revenue opportunities through strategic relationships. Barnes & Noble Education expect gross comparable store general merchandise sales to increase over the long term, as its product assortments continue to emphasize and reflect changing consumer trends, and Barnes & Noble Education evolves its presentation concepts and merchandising of products in stores and online, which Barnes & Noble Education expects to be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting on Barnes & Noble Education's behalf as its service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of its logo general merchandise business.

The Barnes & Noble brand (licensed from Barnes & Noble Education’s former parent) along with its subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing, and are widely recognized and respected brands in the United States. Barnes & Noble Education’s large college footprint, reputation, and credibility in the marketplace not only support its marketing efforts to universities, students, and faculty, but are also important to its relationship with leading publishers who rely on Barnes & Noble  Education as one of their primary distribution channels.

BNC First Day Equitable and Inclusive Access Programs

Barnes & Noble provides product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offer its BNC First Day® equitable and inclusive access programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.

•    First Day Complete is adopted by an institution and includes all or the majority of undergraduate classes (and on occasion graduate classes), providing students both physical and digital materials. The First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.

•    First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system ("LMS").

Offering course materials through Barnes & Noble Education's equitable and inclusive access First Day Complete and First Day models is an important strategic initiative to meet the market demands of substantially reduced pricing to students, as well as the opportunity to improve student outcomes, while, at the same time, increasing Barnes& Noble Education market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These programs have allowed Barnes & Noble Education to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted and improve predictability of its future results. In 2024, the growth of the BNC First Day programs offset the declines in a la carte courseware sales and closed store sales. Barnes & Noble Education is moving quickly to accelerate its First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and Barnes & Noble plans to continue to scale the number of schools adopting First Day Complete in 2025 and beyond.

Relationship with Fanatics and Lids

In December 2020, Barnes & Noble Education entered into the F/L Relationship. Fanatics and Lids, acting on its behalf as its service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of our logo general merchandise business. Fanatics operates as Barnes & Noble Education's service provider, including processing consumer personal information on it behalf, using their cutting-edge e-commerce and technology expertise to offer our campus store websites expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, Barnes & Noble Education campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments.

Barnes & Noble Education maintains its relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of our campus bookstores. Barnes & Noble Education also work closely with its campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. Barnes & Noble Education leverage Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of our campus store websites. Lids manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for its partner campus stores, and Lids owns the inventory it manages, relieving it of the obligation to finance inventory purchases from working capital.

Seasonality

Bares & Noble Education's business is highly seasonal. For example, its retail business is seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the other fiscal quarters. Barnes & Noble Education's quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, the revenue impact of accounting principles with respect to the recognition of revenue associated with its equitable and inclusive access programs, the ability to secure inventory on a timely basis.

Given the growth of BNC First Day programs, the timing of cash collection from Barnes & Noble Education's school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of Barnes & Noble Education's sales shift to BNC First Day equitable and inclusive access offerings, it is focused on efforts to better align the timing of its cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the customer accesses the digital content compared to: (i) the rental of physical textbooks where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through our websites and virtual bookstores.

A summary of Barnes & Noble Education results of operation for the reporting period from June 10, 2024, to June 30, 2024, is as follows (in thousands):

For the reporting period from June 10, 2024 to June 30, 2024
Revenues:
Product and other	$45,073
Rental income	1,948
Total revenue	47,021
Cost of sales (excluding depreciation and amortization expense):
Product and other cost of sales	39,675
Rental cost of sales	1,131
Total cost of sale	40,806
Operating expenses
Selling and administrative expenses	14,519
Depreciation and amortization expense	2,140
Restructuring and other charges	2,378
Total operating expenses	19,037
Operating loss	$(12,822)
46

Revenues

Barnes & Noble Education primarily derives its revenues from sale of course materials, which include new, used, rental and digital textbooks. Additionally, at college and university bookstores which Barnes & Noble Education operates, it sells general merchandise, including emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. Barnes & Noble Education's rental income is primarily derived from the rental of physical textbooks. Barnes & Noble Education also derives revenue from other sources, such as sales of inventory management, hardware and point-of-sale software, and other services.

Total revenue was $47.0 million during the period from June 10, 2024, to June 30, 2024, primarily consisting of $45.1 million product and other sales and $1.9 million of rental sales.

Cost of sales

Barnes & Noble Education cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses.

Selling and administrative

Barnes & Noble Education selling, and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, and finance and accounting.

      Restructuring and other charges

During the period of June 10, 2024, to June 30, 2024, Barnes & Noble Education recognized restructuring and other charges totaling $2.4 million, comprised primarily of $2.0 million of severance costs related to the departure of its Chief Executive Officer on June 11, 2024 and $0.4 million costs associated with legal and advisory professional services.

Interest and Other Income (loss), Interest Expenses and Income Taxes

A summary of consolidated interest and other Income (loss), interest expense and income taxes for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands, except for percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Operating income	25,406	3,113	716%	42,020	6,372	559%
Interest and other income (loss), net	4,609	6,759	-32%	12,715	13,285	-4%
Interest expense	(901)	—	NM	(901)	—	NM
Income before provision for income taxes	29,114	9,872	195%	53,834	19,657	174%
Provision for income taxes	(8,178)	(2,844)	188%	(14,243)	(4,351)	227%
Net income	$20,936	$7,028	198%	$39,591	$15,306	159%

Interest and Other Income (loss) - Interest and other income consists primarily of interest and dividend income from cash and cash equivalents and marketable debt and equity securities, short-term investments realized and unrealized gains (losses) on our marketable equity securities and derivative instruments and realized gains (losses) on our marketable debt securities.

Interest and other income (loss), net decreased $2.2 million during the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a $2.7 million decrease in net gains from investments in marketable equity securities and derivative instruments and a $0.6 million increase in interest income.

Interest and other income (loss), net decreased $0.6 million during the six months ended June 30, 2024, compared to the same period in 2023, primarily driven by a $1.8 million decrease in net gains from investments in marketable equity securities and derivative instruments and a $0.3 million increase in net foreign currency translation loss partially offset a $1.5 million increase in interest income.

Interest expense -Interest expenses primarily consisted of the interest charges related to Barnes& Noble Education's credit facility.

Provision for income taxes – The changes in the provision for income taxes are described below.

Immersion

Provision for income taxes for the three and six months ended June 30, 2024 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the three months ended June 30, 2023 resulted primarily from estimated foreign taxes included in the calculation of the effective tax rate. We maintain no valuation allowance against our U.S. federal deferred tax assets and maintain al valuation allowance against certain our U.S. state and Canadian federal deferred tax assets. The change in the estimated effective tax rate was mainly driven by higher U.S. taxable income which was a result of higher U.S. passive income.

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

We also maintain liabilities for uncertain tax positions. As of June 30, 2024, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $7.6 million, of which $4.9 million could be payable in cash. In addition, interest and penalty $0.3 million could also be payable in cash in relation to the unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $4.9 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax provision of $0.1 million on pre-tax loss of $76.3 million during the period of June 10, 2024, to June 30, 2024, which represented an effective income tax rate of (0.1)%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of June 30, 2024, Barnes & Noble Education determined that it was more likely than not that Barnes & Noble Education would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents, investments - current and investments - noncurrent consist primarily of money-market funds, investments in marketable equity and debt securities (including mutual funds), investments in U.S. treasury securities and certificates of deposit. All marketable securities are stated at market value. Realized gains and losses on marketable equity securities and marketable debt securities are recorded in Other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income. Unrealized gains and losses on marketable equity securities (including mutual funds) are reported as Other income (expense), net on our Condensed Consolidated Statement of Operations and Comprehensive Income. Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. Certificates of deposit are reported as Investment - current or Investment -noncurrent based on their remaining maturity days. Interest income from certificates of deposit are reported as Interest and other income (loss), net on the Condensed Consolidated Statement of Operations and Comprehensive Income.

Cash, cash equivalents and investments-current - As of June 30, 2024, our cash, cash equivalents, and investments- current totaled $133.4 million, a $27.0 million decrease from $160.4 million on December 31, 2023. In addition, as of June 30, 2024, we had restricted cash of $14.6 million.

A summary of select cash flow information for the three months ended June 30, 2024 and 2023 are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used) in operating activities	$(56,027)	$8,754
Net cash used in investing activities	$(31,428)	$(22,706)
Net cash provided by (used in) financing activities	$81,796	$(9,048)

Cash provided by (used in) operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $56.0 million in the six months ended June 30, 2024, a $64.8 million decrease compared to the same period in 2023. This cash decrease was primarily attributable to an $94.0 million decreases from changes in operating assets and liabilities partially offset by $24.3 million increase from changes in net income and a $4.9 million increase from non-cash items.

Net cash provided by operating activities was $8.8 million in the six months ended June 30, 2023, a $9.9 million decrease compared to the same period in 2022. This cash decrease was primarily attributable to a $15.7 million decrease from changes in non-cash items and $6.3 million decrease from changes in net operating assets partially offset by a $12.0 million increase in net income

Cash used in investing activities - Our investing activities primarily consist of purchases of marketable securities and other investments and proceeds from disposal of marketable securities and other investments; proceeds from issuance of derivative instruments; payments made to settle derivative instruments and purchases of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2024 was $31.4 million primarily consisting of $87.4 million in cash used to purchase marketable securities and in the settlement of derivative instruments, $29.6 million cash used in business acquisition, net of cash acquired partially offset by $86.6 million in proceeds from selling marketable securities and derivatives.

Net cash used in investing activities during the six months ended June 30, 2023 was $22.7 million primarily consisting of $104.6 million in cash used to purchase marketable securities and in the settlement of derivative instrument partially offset by $81.9 million in proceeds from selling marketable securities and derivatives.

Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.

Net cash used in financing activities during the six months June 30, 2024 was $81.8 million primarily consisting of $101.5 million proceeds from borrowing under Barnes & Noble Education's credit facility partially offset by $16.1 million debt repayment and $3.0 million in dividend payments.

Net cash used in financing activities during the six months ended June 30, 2023 was $9.0 million primarily consisting of $5.4 million in dividend payments, $2.9 million stock repurchases and $0.9 million in shares withheld to cover payroll taxes.

Total cash, cash equivalents, and short-term investments were $133.4 million as of June 30, 2024 of which approximately 25%, or $33.9 million, was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

On November 13, 2023, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on January 25, 2024 to stockholders of record on January 14, 2024.

On February 28, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on April 19, 2024, to stockholders of record on April 12, 2024.

On May 8, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on July 26, 2024, to stockholders of record on July 8, 2024.

On August 12, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, payable on October 18, 2024, to stockholders of record on October 4, 2024.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

On December 29, 2022, our Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023, to December 29, 2024.

 As of June 30, 2024, we had $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

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

Business Combination

        The results of a business acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date, which may be considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

        We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to the respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, royalty rates and selection of comparable companies. We engage the assistance of third-party valuation specialists in concluding fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. The resulting fair values and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.

        These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur, which may affect the accuracy or validity of such estimates, and if such events occur, we may be required to record a charge against the value ascribed to an acquired asset, an increase in the amounts recorded for assumed liabilities, or an impairment of some or all of the goodwill.

        Goodwill recognized in connection with our acquisition of Barnes & Nobel Education was $14.2 million. Barnes & Noble Education is a separate reporting unit, and all goodwill was allocated to this reporting unit. Goodwill is not amortized but reviewed for impairment at least annually at year-end, and when triggering events occur between annual impairment tests.

       The identified intangible assets arising from the Barnes & Noble acquisition were trade names and customer relationships $95.0 million in aggregate fair value. We determined the fair values of the acquired intangible assets using an income approach with estimated indefinite useful life for the trade name and 13 years for customer relationships. The noncontrolling interest in Barnes & Noble Education was valued based on the closing price of Barnes and Noble Education’s common stock as of June 10, 2024. We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future results of operations, significant changes in the manner of our use of the acquired assets, or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we assess the likelihood of recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable based on the estimated undiscounted future cash flows of the intangible asset over its remaining useful life, we reduce the net carrying value of the related intangible asset to an estimated fair value.

Barnes & Noble Education

Revenue Recognition and Deferred Revenue

Product sales and rentals

       The majority of Barnes & Noble Education's revenue is derived from the sale of products through its bookstore locations, including virtual bookstores, and its bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of products is recognized at the point in time when control of the products is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for the products.

Product revenue is recognized when the customer takes physical possession of its products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by customers for products ordered through websites and virtual bookstores. Product revenue shipped from wholesale operations are recognized upon shipment of physical textbooks at which point title passes and risk of loss is transferred to the customer. Additional revenue is recognized for shipping charges billed to customers and shipping costs are accounted for as fulfillment costs within cost of sale.

       Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized when the customer accesses the digital content as product revenue in Barnes & Noble Education's condensed consolidated financial statements. A software feature is embedded within the content of digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.

       Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our condensed consolidated financial statements. Rental periods are typically for a single semester and are always less than one year in duration. Barnes & Noble Education offers a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. It records the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, Barnes & Noble Education accelerates any remaining deferred rental revenue at the point of sale.

     Revenue recognized for our BNC First Day offerings is consistent with Barnes & Noble Education's policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day equitable and inclusive access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in Barnes & Noble Education's third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.

Barnes & Noble Education estimates returns based on an analysis of historical experience. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.

For sales and rentals involving third-party products, we evaluate whether we are acting as a principal or an agent. Our determination is based on our evaluation of whether we control the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether we control the specified goods or services prior to transferring them to the customer including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where we are the principal, we record revenue on a gross basis, and for those transactions where we are an agent to a third-party, we record revenue on a net basis.

Effective in April 2021, as contemplated by the F/L Relationship related merchandising agreement and e-commerce agreement, we began to transition the fulfillment of our logo general merchandise sales to Lids and Fanatics. As the logo general merchandise sales are fulfilled by Lids and Fanatics, we recognize commission revenue earned for these sales on a net basis in our consolidated financial statements, as compared to the recognition of logo general merchandise sales on a gross basis in the periods prior to the transition.

Barnes & Noble Education does not have gift cards or customer loyalty programs. Barnes & Noble Education do not treat any promotional offers as expenses. Sales tax collected from its customers is excluded from reported revenues. Barnes & Noble Education's payment terms are generally 30 days and do not extend beyond one year.

Service and other revenue

Service and other revenue is primarily derived from brand marketing services which includes promotional activities and advertisements within Barnes & Noble Education's physical bookstores and web properties performed on behalf of third-party customers, shipping and handling, non-return rental penalty fees, and revenue from other programs.

Merchandise Inventories

Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Market value of the inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation.

Cost is determined primarily by the retail inventory method. Barnes & Noble Education's textbook and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of our inventories.

Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory. Reserve calculations are sensitive to certain significant assumptions, including markdowns, sales below cost, inventory aging and expected demand. Barnes & Noble Education does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on its history of liquidating non-returnable inventory are incorrect, Barnes & Noble Education may be exposed to losses or gains that could be material.

For our physical bookstores, we also estimate and accrue shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. Barnes & Noble Education does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if our estimates regarding shortage rates are incorrect, we may be exposed to losses or gains that could be material.

Textbook Rental Inventories

Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period. The related amortization expense is included in cost of goods sold. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost. Barnes & Noble do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate rental cost of goods sold. However, if our estimates regarding residual value are incorrect, we may be exposed to losses or gains that could be material.

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024, and Barnes & Noble Education's Annual Report on Form 10-K for the year ended April 27, 2024 for a complete discussion of our critical accounting policies and estimates. The preparation of financial statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of our financial condition and operating results require the management to make judgments, assumptions and estimates that affect the amounts reported. See Note 1. Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein, which describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Item 4.  Control and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

On June 10, 2024, we completed the Transactions with Barnes & Noble Education which were accounted for as a business combination. We are currently in the process of assessing Barnes & Noble Education’s internal controls over financial reporting and integrating Barnes & Noble Education with our existing controls over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.  Other than incorporating Barnes & Noble Education’s controls, there were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations of Internal Controls

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

PART II

Item 1.  Legal Proceedings

Immersion Corporation vs. Xiaomi Group

On or about March 3, 2023, the Company initiated patent infringement lawsuits against several companies of the Xiaomi-Group in Germany, France and India (the “Xiaomi Litigation”). Immersion filed complaints against Xiaomi-Group companies and their agents in the Düsseldorf Regional Court in Germany, the Tribunal judiciaire de Paris (Paris First Instance Civil Court) in France, and the High Court of Delhi, at New Delhi, in India. The complaints alleged that the Xiaomi-Group’s devices, including the Xiaomi 12, infringed Immersion's patents that cover various uses of haptic effects in connection with such devices.

On June 12, 2024, the Company entered into a Patent License Agreement (the “Xiaomi License Agreement”) with the Xiaomi Group, pursuant to which the parties have agreed to terms for resolving the Xiaomi Litigation and the Xiaomi Group will license, on a non-exclusive basis, the Company’s patent portfolio for use in its products. Pursuant to the Xiaomi License Agreement, the Company and the Xiaomi Group have agreed to terms for dismissal by them of the outstanding Xiaomi Litigation.

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

On April 25, 2023, the Company received notice from LGE requesting the Company to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, the Company provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to the Company to the extent the Company ultimately prevails in the appeal in the Korean courts. On June 29, 2023, on behalf of LGE, the Company filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, the Company submitted its rebuttal brief in response thereto. On September 25, 2023, the Korean tax authority, on behalf of LGE, the Company submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing the claims of the Company on the grounds that its claims are without merit.  In response thereto, on behalf of LGE, the Company filed an appeal with the Korea Administrative Court on December 29, 2023.   On July 25, 2024, the Korea Tax Tribunal rendered a decision against LGE, and the deadline for the court appeal of the local income claim is October 21, 2024. In addition, the Korea Administrative Court scheduled a hearing date of August 29, 2024.

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

Valve responded to the complaint on July 24, 2023, with a motion to dismiss. Valve re-noted its motion, which changed Immersion’s response deadline from August 14, 2023 to August 21, 2023. Immersion timely filed its response, and Valve filed its reply on August 25, 2023. The Court heard arguments on Valve’s motion on February 8, 2024. The Court entered a case schedule on November 21, 2023. The case schedule did not include a trial date but set the pretrial conference for May 30, 2025.

Valve filed inter partes reviews (“IPRs”), IPR2024-00477 and IPR2024-00478 on January 19, 2024. These petitions are directed to U.S. Patent Nos. 7,336,260 and 9,430,042 respectively. The Company filed its patent owner preliminary responses to these petitions on April 26, 2024, and April 29, 2024, respectively. The Patent Trial and Appeal Board issued a decision, granting institution of these petitions on July 24, 2024, and July 25, 2024, respectively. The Company’s patent owner responses to these petitions are due on October 15, 2024 and October 17, 2024, respectively. Valve filed IPR2024-00508 on January 30, 2024, which is directed to U.S. Patent No. 9,116,546. The Company elected not to file a patent owner preliminary response to this petition. The Patent Trial and Appeal Board issued a decision, granting institution of this petition on August 6, 2024. The Company’s patent owner response to the petition is due on October 31, 2024. Valve filed IPR2024-00556 on February 7, 2024, which is directed to U.S. Patent No. 8,749,507. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 6, 2024. The Company’s patent owner response to the petition is due on October 31, 2024. Valve filed IPR2024-00557 on February 7, 2024, which is directed to U.S. Patent No. 10,665,067. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 13, 2024. Valve filed IPR2024-00582 on February 16, 2024, which is directed to U.S. Patent No. 11,175,738. The Company filed its patent owner preliminary response to this petition on June 27, 2024. The Patent Trial and Appeal Board’s decision on whether to institute the petition is expected to issue around September 27, 2024. Valve filed IPR2024-00714 on March 22, 2024, which is directed to U.S. Patent No. 10,627,907. The Company filed its preliminary patent owner preliminary response to this petition on July 30, 2024. The Patent Trial and Appeal Board’s decision on whether to institute the petition is expected to issue around October 30, 2024.

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

Item 1A.   Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024, except as set forth below. You should carefully consider the risk factors described in Barnes & Noble Education’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q which are filed with the SEC and are available at www.sec.gov.

Our consolidated subsidiary, Barnes & Noble Education, is a public company which may expose us to additional costs, and our management may be required to devote substantial time to compliance initiatives.

On June 10, 2024, we acquired ownership of approximately 42.0% of the common stock of Barnes & Noble Education and as a public company, with a consolidated subsidiary that is also a public company, we incur significant legal, accounting and other expenses to comply with the requirements applicable to public companies. Many of our personnel and other resources are devoted to ensuring we, and Barnes & Noble Education, comply with requirements applicable to public companies. This further exhausts management and other personnel resources that could be used for other revenue-generating activities.

Changes in Barnes & Noble Education’s relationships with significant clients and suppliers, including the loss or reduction in business from one or more of them, could have a material adverse impact on its business.

The products that Barnes & Noble Education sells originate from a wide variety of domestic and international vendors. During fiscal 2024, Barnes & Noble Education’s four largest retail suppliers, excluding its wholesale business which fulfills orders for all its physical and virtual bookstores, accounted for approximately 28% of its merchandise purchased, with the largest supplier accounting for approximately 7% of its merchandise purchased. Barnes & Noble Education’s wholesale business sources over 95% of its inventory from two primary channels, approximately 55% from third-party suppliers and approximately 40% from retail bookstores (including its retail bookstores). Suppliers may modify the terms of these relationships due to general economic conditions or otherwise or, especially with respect to wholesale inventory, publishers could terminate distribution to wholesalers, including Barnes & Noble Education’s wholesale business.

Barnes & Noble Education does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If Barnes & Noble Education’s current suppliers were to stop selling merchandise, content or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of Barnes & Noble Education’s own liquidity constraints, Barnes & Noble Education may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including Barnes & Noble Education’s BNC First Day Complete equitable access program, which relies upon timely receipt of inventory in advance of class start dates each academic term.

Furthermore, certain of Barnes & Noble Education’s merchandise is sourced indirectly from outside the United States. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, public health crises, epidemics, and pandemics, and other factors relating to foreign trade are beyond its control and could disrupt its supply of foreign-sourced merchandise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On December 29, 2022, our Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023, to December 29, 2024.

During 2023, we repurchased 1,217,774 shares of our common stock for $8.3 million at an average purchase price of $6.77 per share. We did not repurchase any stock during the six months ended June 30, 2024. As of June 30, 2024, we had $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, effective as of August 12, 2022	8-K	000-38334	3.1	August 15, 2022
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
10.1		Standby, Securities Purchase and Debt Conversion Agreement, dated as of April 16, 2024, by and among Toro 18 Holdings LLC, Barnes & Noble Education, Inc., Vital Fundco, LLC, TopLids LendCo, LLC, Outerbridge Capital Management, LLC, and Selz Family 2011 Trust.	8-K	000-27969	10.1	April 16, 2024
31.1	*	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Report Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	InlineXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	InlineXBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	This certification is deemed not filed for purposes of section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, as amended, or the Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2024

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

