Form 10-QT
period 2024-04-30
IMMERSION CORP
filed 2024-11-08
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QT

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  _____________

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2024 to April 30, 2024

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

Former Fiscal Year, December 31

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

Number of shares of common stock outstanding at November 1, 2024 was 32,275,705.

Explanatory Note

On September 27, 2024, the Board of Directors of Immersion Corporation (the “Company”) approved a change in the Company’s fiscal year end from December 31 to April 30, effective immediately. In connection with this change, this Transition Report on Form 10-QT includes the financial information for the transition period from January 1, 2024 to April 30, 2024.

IMMERSION CORPORATION

PART I		1
FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of April 30, 2024 and December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the Four Months Ended April 30, 2024 and Three Months Ended March 31, 2023	2
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity, for the Four Months Ended April 30, 2024 and Three Months Ended March 31, 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Four Months Ended April 30, 2024 and Three Months Ended March 31, 2023	4
	Unaudited Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Control and Procedures	32
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 6	Exhibits	37
Signatures		38

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)

(Unaudited)

	April 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$85,521	$56,071
Investments - current	92,848	104,291
Accounts and other receivables, net	3,138	2,241
Prepaid expenses and other current assets	9,101	9,847
Total current assets	190,608	172,450
Property and equipment, net	164	211
Investments - noncurrent	46,545	33,350
Long-term deposits	6,324	6,231
Deferred tax assets	2,793	3,343
Other assets	87	146
Total assets	$246,521	$215,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55	$47
Accrued compensation	4,003	3,127
Deferred revenue - current	12,494	4,239
Other current liabilities	13,654	11,900
Total current liabilities	30,206	19,313
Deferred revenue - noncurrent	7,978	8,390
Other long-term liabilities	7,107	4,926
Total liabilities	45,291	32,629
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock – $0.001 par value; 100,000,000 shares authorized; 48,047,329 and 47,636,273 shares issued, respectively; 31,854,837 and 31,528,977 shares outstanding, respectively	48	48
Additional paid-in capital	322,786	322,134
Accumulated other comprehensive income	2,019	1,702
Accumulated deficit	(18,263)	(36,040)
Treasury stock at cost: 16,192,492 and 16,107,296 shares, respectively)	(105,360)	(104,742)
Total stockholders’ equity	201,230	183,102
Total liabilities and stockholders’ equity	$246,521	$215,731

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023
Revenues:
Royalty and license	$45,782	$7,009
Development, services, and other	—	65
Total revenues	45,782	7,074
Operating expenses:
Sales and marketing	1,713	96
Research and development	46	130
General and administrative	27,990	3,589
Total operating expenses	29,749	3,815
Operating income	16,033	3,259
Interest and other income, net	8,543	6,526
Income before provision for income taxes	24,576	9,785
Provision for income taxes	(6,799)	(1,507)
Net income	$17,777	$8,278
Basic net income per share	$0.56	$0.25
Shares used in calculating basic net income per share	31,729	32,603
Diluted net income per share	$0.55	$0.25
Shares used in calculating diluted net income per share	32,108	33,085
Other comprehensive income, net of tax
Change in unrealized gains on available-for-sale securities	317	375
Total comprehensive income	$18,094	$8,653

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Four Months Ended April 30, 2024
	Common Stock			Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital			Shares	Amount
Balances at December 31, 2023	47,636,273	$48	$322,134	$1,702	$(36,040)	16,107,296	$(104,742)	$183,102
Net income	—	—	—	—	17,777	—	—	17,777
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	317	—	—	—	317
Release of restricted stock units and awards, net of shares withheld	330,379	—	—	—	—	85,196	(618)	(618)
Shares issued to an employee in lieu of cash compensation	80,677	—	554	—	—	—	—	554
Dividends declared	—	—	(1,502)	—	—	—	—	(1,502)
Stock-based compensation	—	—	1,600	—	—	—	—	1,600
Balances at April 30, 2024	48,047,329	$48	$322,786	$2,019	$(18,263)	16,192,492	$(105,360)	$201,230

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances at December 31, 2022	46,974,598	$47	$322,667	$202	$(70,016)	14,727,582	$(95,200)	$157,700
Net income	—	—	—	—	8,278	—	—	8,278
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	375	—	—	—	375
Release of restricted stock units and awards, net of shares withheld	401,955	—	—	—	—	97,936	(757)	(757)
Issuance of stock for ESPP purchase	1,298	—	6	—	—	—	—	6
Shares issued to an employee in lieu of cash compensation	50,643	—	385	—	—	—	—	385
Dividends declared	—	—	(1,204)	—	—	—	—	(1,204)
Stock-based compensation	—	—	946	—	—	—	—	946
Balances at March 31, 2023	47,428,494	$47	$322,800	$577	$(61,738)	14,825,518	$(95,957)	$165,729

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023
Operating activities:
Net income	$17,777	$8,278
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	62	172
Stock-based compensation	1,600	946
Deferred income taxes	2,690	—
Net gains on investment in marketable securities	(3,217)	(3,683)
Net gain on derivative instruments	(2,096)	(615)
Shares issued to an employee in lieu of cash compensation	554	385
Other noncash	(65)	(26)
Changes in operating assets and liabilities:
Accounts and other receivables	(761)	(501)
Prepaid expenses and other current assets	748	383
Long-term deposits	(206)	18
Other assets	110	113
Accounts payable	3	(68)
Accrued compensation	877	(1,259)
Other current liabilities	5,684	602
Deferred revenue	7,843	(1,189)
Other long-term liabilities	—	(33)
Net cash provided by operating activities	31,603	3,523
Investing activities:
Purchases of marketable securities and other investments	(58,848)	(54,954)
Proceeds from sale or maturities of marketable securities and other investments	60,698	30,771
Proceeds from sale of derivative instruments	4,377	5,844
Payments for settlement of derivative instruments	(4,771)	(1,369)
Net cash provided by (used in) investing activities	1,456	(19,708)
Financing activities:
Dividend payments to stockholders	(2,992)	(4,400)
Shares withheld to cover payroll taxes	(617)	(757)
Other financing activities	—	6
Net cash used in financing activities	(3,609)	(5,151)
Net increase (decrease) in cash and cash equivalents	29,450	(21,336)
Cash and cash equivalents:
Beginning of period	56,071	48,820
End of period	$85,521	$27,484

See accompanying Notes to Condensed Consolidated Financial Statements.

4

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$232	$19
Supplemental disclosure of non-cash investing, and financing activities:
Dividends declared but not yet paid	$—	$1,015
Leased assets obtained in exchange for new operating lease liabilities	$89	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Immersion Corporation (the “Company”, “Immersion”, “we” or “us”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. We generate license and royalty revenues from a wide range of intellectual property (“IP”) that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial.

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education”), refer to Note 11. Subsequent Events, for more information. Barnes & Noble Education’s fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April, whereas Immersion has historically reported our financial results based on a calendar year.

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

Change in Reporting Period

       In order to more closely align with Barnes and Noble Education’s fiscal year end, on September 27, 2024, the Board of Directors of Immersion (the “Board”) approved a change of our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on May 1 and ending on April 30. As a result of the change in fiscal year end, we are filing this Transition Report on Form 10-QT for the period from January 1, 2024 through April 30, 2024, referred to herein as the “transition period”.  We did not recast the condensed consolidated financial statements for the period from January 1 to April 30, 2023 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical and would not have been cost-justified. As a result, the condensed consolidated financial statements for the quarter ended March 31, 2023 are presented as the most nearly comparable quarter of the earlier year.

        Subsequent to this report, our fiscal year will begin on May 1 and end on April 30. Our new fiscal quarters end on July 31, October 31, January 31 and April 30. Therefore, the financial results of certain fiscal quarters may not be comparable to prior fiscal quarters.

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

Use of Estimates

      The preparation of condensed consolidated financial statements and related disclosures requires management to make estimates and assumptions that affect the reported amounts of the condensed consolidated financial statements. Significant estimates include revenue recognition, fair value of financial instruments, valuation of income taxes including uncertain tax provisions, stock-based compensation and long-term deposits for withholding taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The results of operations for the four months ended April 30, 2024 are not necessarily indicative of the results to be expected for the full year.

Segment Information

      We license, and support a wide range of intellectual property (“IP”) that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial. We manage these application areas in one operating and reporting segment with only one set of management, development, and administrative personnel.

Our chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM approves budgets and allocates resources to and assesses the performance of our business on a consolidated basis using information about our revenue and operating loss. We had one segment during the period covered by this Transition Report on Form 10-QT.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance will be effective for the fiscal year beginning after May 1, 2025. The guidance does not affect recognition or measurement in our consolidated financial statements. We are evaluating the impact of this amendment on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for us for the annual report for the fiscal year ending April 30, 2025 and subsequent interim periods. Early adoption is permitted, and retrospective adoption is required for all prior periods presented. We are currently assessing this guidance and determining the impact on our consolidated financial statements.

2. REVENUE RECOGNITION

Disaggregated Revenue

The following table presents the disaggregation of our revenue for the four months ended April 30, 2024 and three months ended March 31, 2023 (in thousands):

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023
Fixed fee license revenue	$39,131	$1,214
Per-unit royalty revenue	6,651	5,795
Total royalty and license revenue	45,782	7,009
Development, services, and other revenue	—	65
Total revenues	$45,782	$7,074

As a result of accruing per-unit royalty revenue for the reporting period based on estimates, adjustments may be required in the following quarter to true up revenue to the actual amounts reported by our licensees. In the four months ended April 30, 2024, we recorded no adjustments to royalty revenue recognized in the previous reporting period. In the three months ended March 31, 2023, we recorded adjustments of $0.4 million to increase royalty revenue recognized in the previous reporting period.

In February 2024, we entered into a new license agreement to settle a material litigation to protect our IP. We accounted for this agreement in accordance with provisions of Accounting Standard Codification 606, Revenue from Contracts with Customers, (“ASC 606”), and recorded $0.6 million, based on the remaining performance obligations, as Deferred revenue-current on our Condensed Consolidated Balance Sheet as of April 30, 2024. We will recognize this deferred revenue once the remaining performance obligations are met.

Contract Assets

As of April 30, 2024, we had contract assets of $6.6 million included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. As of December 31, 2023, we had contract assets of $7.7 million included within Prepaid expenses and other current assets, and $0.1 million included within Other assets on the Condensed Consolidated Balance Sheets.

Contract assets decreased by $1.2 million from January 1, 2024 to April 30, 2024, primarily due to actual royalties billed during the four months ended April 30, 2024.

       Based on contracts signed and payments received as of April 30, 2024, we expect to recognize $20.5 million in revenue under our fixed fee license agreements, which are satisfied over time, including $17.1 million over one to three years and $3.4 million over more than three years.

Deferred Revenue

The following table presents changes in deferred revenue associated with contract liabilities (in thousands):

April 30, 2024
Deferred revenue at December 31, 2023	$12,629
Additions to deferred revenue during the period	9,437
Reductions to deferred revenue for revenue recognized during the period	(1,594)
Deferred revenue balance at April 30, 2024	$20,472

As of December 31, 2023, total deferred revenue was $12.6 million. We recognized $1.6 million of deferred revenue during the four months ended April 30, 2024. We recognized $1.2 million of deferred revenue during the three months ended March 31, 2023.

3.  INVESTMENTS AND FAIR VALUE MEASUREMENTS

Marketable Securities

We invest surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal.

Investments - current were as follows (in thousands):

	April 30, 2024	December 31, 2023
Marketable equity securities	$50,496	$62,978
U.S. treasury securities	42,352	41,313
Investments - current	$92,848	$104,291

Investments- noncurrent were as follows (in thousands):

	April 30, 2024	December 31, 2023
U.S. treasury securities	$19,747	$13,653
Corporate bonds	26,798	19,697
Investments - noncurrent	$46,545	$33,350

Marketable securities as of April 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	April 30, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$50,645	$5,656	$(5,805)	$50,496
Marketable debt securities
U.S. treasury securities	61,306	825	(32)	62,099
Corporate bonds	25,695	1,151	(48)	26,798
Total marketable debt securities	87,001	1,976	(80)	88,897
	$137,646	$7,632	$(5,885)	$139,393

	December 31, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$59,228	$7,896	$(4,146)	$62,978
Marketable debt securities
U.S. treasury securities	53,662	1,307	(3)	54,966
Corporate bonds	19,422	472	(197)	19,697
Total marketable debt securities	73,084	1,779	(200)	74,663
	$132,312	$9,675	$(4,346)	$137,641

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of April 30, 2024 (in thousands) are as follows:

	April 30, 2024
	Amortized Cost	Fair Value
Less than 1 year	$41,522	$42,352
1 to 5 years	45,479	46,545
Total	$87,001	$88,897

       As of April 30, 2024, the fair value of corporate bonds with unrealized loss position was $5.6 million, with an aggregated loss of less than $0.1 million. As of April 30, 2024, the fair value of treasury securities with unrealized loss position was $25.2 million, with an aggregated loss of less than $0.1 million. As of December 31, 2023, the fair value of available-for-sale debt securities in unrealized loss position for corporate bonds and U.S. treasury securities were $7.1 million and $2.7 million, respectively, with an aggregated loss of $0.2 million. For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. We had no credit-related impairment loss as of April 30, 2024 and December 31, 2023.

Derivative Financial Instruments

Our derivative instruments consisted of call and put options valued at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets as of April 30, 2024 and December 31, 2023 (in thousands):

	April 30, 2024
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$7,935	$(2,495)	$5,440
	$7,935	$(2,495)	$5,440

	December 31, 2023
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$8,797	$(867)	$7,930
	$8,797	$(867)	$7,930

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments and realized losses from our marketable debt securities are as follows (in thousands):

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023
Net unrealized gains (losses) recognized on marketable equity securities	$(3,899)	$2,014
Net realized gains recognized on marketable equity securities	6,778	1,669
Net unrealized gains (losses) recognized on derivative instruments	468	(102)
Net realized gains recognized on derivative instruments	1,627	717
Net realized gains recognized on marketable debt securities	338	—
Total net gains recognized in interest and other income, net	$5,312	$4,298

Fair Value Measurements

Our financial instruments include cash and cash equivalents, receivables, accounts payable and accrued liabilities. The fair value of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximates their carrying values because of the short-term nature of these instruments, which are all considered Level 1.

Our financial instruments measured at fair value on a recurring basis consisted of equity securities, corporate bonds, U.S. treasury securities and derivatives.  U.S. treasury securities and equity securities are classified within Level 1 of the fair value hierarchy as they are valued based on quoted market price in an active market. Corporate bonds and derivative instruments are valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources that are observable or can be corroborated by observable market data are generally classified within Level 2 of the fair value hierarchy.

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of April 30, 2024, and December 31, 2023.

Financial instruments measured at fair value on a recurring basis as of April 30, 2024 and December 31, 2023 are classified based on the valuation technique in the table below (in thousands):

	April 30, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$—	$62,099	$—	$62,099
Equity securities	50,496	—	—	50,496
Corporate bonds	8,220	18,578	—	26,798
Total assets at fair value	$58,716	$80,677	$—	$139,393

Liabilities
Derivative instruments	$—	$5,440	$—	$5,440
Total liabilities at fair value	$—	$5,440	$—	$5,440

	December 31, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$54,966	$—	$—	$54,966
Equity securities	62,977	—	—	62,977
Corporate bonds	—	19,697	—	19,697
Total assets at fair value	$117,943	$19,697	$—	$137,640

Liabilities
Derivative instruments	$—	$7,930	$—	$7,930
Total liabilities at fair value	$—	$7,930	$—	$7,930

4.   BALANCE SHEETS DETAILS

Cash and Cash Equivalents

Cash and cash equivalents were as follows (in thousands):

	April 30, 2024	December 31, 2023
Cash	$12,497	$14,840
Money market funds	73,024	41,231
Cash and cash equivalents	$85,521	$56,071

Accounts and Other Receivables, net

Accounts and other receivables were as follows (in thousands):

	April 30, 2024	December 31, 2023
Trade accounts receivables, net	$2,210	$1,743
Other receivables	928	498
Accounts and other receivables, net	$3,138	$2,241

Allowance for credit losses as of April 30, 2024 and December 31, 2023 were not material.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets were as follows (in thousands):

	April 30, 2024	December 31, 2023
Prepaid expenses	$2,308	$1,916
Contract assets - current	6,631	7,740
Other current assets	162	191
Prepaid expenses and other current assets	$9,101	$9,847

Other Current Liabilities

Other current liabilities were as follows (in thousands):

	April 30, 2024	December 31, 2023
Derivative instruments	$5,440	$7,930
Income taxes payable	5,835	1,730
Dividends payable	—	1,489
Other current liabilities	2,379	751
Other current liabilities	$13,654	$11,900

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2012 to 2017 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. We have had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. We had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 8, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities. In connection with the Korea Administrative Court’s decision, the Korean tax authorities filed an appeal on June 28, 2023, with the Seoul High Court to seek the cancellation of the lower court’s decision. The appellate case is in progress at the Seoul High Court and the first and the second hearings took place on November 30, 2023 and February 1, 2024, respectively. However, the next hearing will be set at a later date.

On April 25, 2023, we received notice from LGE requesting us to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, we provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2023, we recorded this deposit in Long-term deposits on our Condensed Consolidated Balance Sheets.  On June 29, 2023, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, the Company submitted its rebuttal brief in response thereto. On September 25, 2023, Korean tax authority submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing the claims of the Company on the grounds that its claims are without merit. In response thereto, on behalf of LGE, we filed an appeal with the Korea Administrative Court on December 29, 2023. On July 23, 2024, the Korea Tax Tribunal rendered a decision against LGE, and deadline for the court appeal of the local income claim is October 21, 2024. In addition, the Korea Administrative Court scheduled a hearing date of August 29, 2024, which was cancelled and will be rescheduled at a later date.  On October 18, 2024, the Company filed a complaint and a brief with the Korea Administrative Court for the local income tax appeal. As of April 30, 2024, we have accrued $0.3 million of withholding taxes, interest and penalties related to the 2018 to 2022 period for which the Korean tax authorities have recently assessed LGE. These withholding taxes have been reclassified and reported as an impairment reduction to the Long-term deposit made in the third quarter of 2023 in order to present the deposit at its estimated recoverable value.

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

On February 9, 2024, we entered into a Patent License and Settlement Agreement (the “License and Settlement Agreement”) with Meta, pursuant to which the parties have agreed to terms for resolving the litigation matters described above (the “Litigation”) and Meta will license, on a non-exclusive basis, our patent portfolio for use in its products. Under the License and Settlement Agreement, in consideration for the license and releases granted therein, we received approximately $17.3 million, after deducting for legal fees related to the Litigation (and other pending litigation) and other liabilities. Pursuant to the License and Settlement Agreement, we and Meta agreed to terms for dismissal by them of the outstanding Litigation and the inter partes reviews (“IPRs”). On February 16, 2024, the parties dismissed the district court actions and requested permission from the Patent Trial and Appeal Board to dismiss the IPRs. The Patent Trial and Appear Board dismissed the IPRs on February 27, 2024. The description of the License and Settlement Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the License and Settlement Agreement, which is incorporated herein by reference as Exhibit 10.1 to this Transition Report on Form 10-QT.

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

On June 12, 2024, the Company entered into a Patent License Agreement (the “Xiaomi License Agreement”) with the Xiaomi Group, pursuant to which the parties have agreed to terms for resolving the Xiaomi Litigation and the Xiaomi Group will license, on a non-exclusive basis, the Company’s patent portfolio for use in its products. The Xiamoi Litigation was dismissed in October 2024.

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

Valve filed IPRs, IPR2024-00477 and IPR2024-00478 on January 19, 2024. These petitions are directed to U.S. Patent Nos. 7,336,260 and 9,430,042 respectively. The Company filed its patent owner preliminary responses to these petitions on April 26, 2024, and April 29, 2024, respectively. The Patent Trial and Appeal Board issued a decision, granting institution of these petitions on July 24, 2024, and July 25, 2024, respectively. The Company’s patent owner responses to these petitions were filed on October 15, 2024, and October 17, 2024, respectively. Valve filed IPR2024-00508 on January 30, 2024, which is directed to U.S. Patent No. 9,116,546. The Company elected not to file a patent owner preliminary response to this petition. The Patent Trial and Appeal Board issued a decision, granting institution of this petition on August 6, 2024. The Company elected not to file patent owner response to the petition. Valve filed IPR2024-00556 on February 7, 2024, which is directed to U.S. Patent No. 8,749,507. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 6, 2024. The Company elected not to file a patent owner response to the petition . Valve filed IPR2024-00557 on February 7, 2024, which is directed to U.S. Patent No. 10,665,067. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 13, 2024. The Company’s patent owner response to the petition was filed November 5, 2024. Valve filed IPR2024-00582 on February 16, 2024, which is directed to U.S. Patent No. 11,175,738. The Company filed its patent owner preliminary response to this petition on June 27, 2024. The Patent Trial and Appeal Board issued a decision on granting institution on September 25, 2024. The Company’s patent owner response to the petition is due December 16, 2024. Valve filed IPR2024-00714 on March 22, 2024, which is directed to U.S. Patent No. 10,627,907. The Company filed its preliminary patent owner preliminary response to this petition on July 30, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 28, 2024. The Company’s patent owner response to the petition is due January 21, 2025.

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

A summary of our equity incentive program as of April 30, 2024 is as follows (in thousands):

Common stock shares available for grant	3,662
RSUs outstanding	1,129
RSAs outstanding	86
PSUs outstanding	400

As of April 30, 2024, we did not have any outstanding stock options.

Restricted Stock Units

The following summarizes RSU activities for the four months ended April 30, 2024:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	1,128	$6.57	1.05	$7,964
Granted	256	6.83
Released	(255)	6.04
Forfeited	—	—
Outstanding at April 30, 2024	1,129	$6.53	1.09	$8,207

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards

The following summarizes RSA activities for the four months ended April 30, 2024:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2023	75	$8.31	0.24
Granted	86	7.25
Released	(75)	8.31
Forfeited	—	—
Outstanding at April 30, 2024	86	$7.25	1.00

Market Condition-Based Performance Stock Units

The following summarizes PSU activities for the four months ended April 30, 2024:

	Number of Market Condition-Based Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at December 31, 2023	400	$3.63	0.63
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at April 30, 2024	400	$3.63	0.42

Stock-based Compensation Expense

Valuation and amortization methods

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards for the four months ended April 30, 2024, and three months ended March 31, 2023 is as follows (in thousands):

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023
Stock options	$(2)	$(56)
RSUs, RSAs and PSUs	1,602	1,002
Total	$1,600	$946

Sales and marketing	$244	$(99)
Research and development	3	(74)
General and administrative	1,353	1,119
Total	$1,600	$946

As of April 30, 2024, there was $4.9 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.66 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
18

7. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

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

During 2023, we repurchased 1,217,774 shares of our common stock for $8.3 million at average purchase price of $6.77 per share. We did not repurchase any stock during the four months ended April 30, 2024. As of April 30, 2024, we had $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

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

In the four months ended April 30, 2024 and the three months ended March 31, 2023, the total dividends paid was $3.0 million and $4.4 million, respectively.

8. INCOME TAXES

Provision for income taxes the four months ended April 30, 2024 and the three months ended March 31, 2023 consisted of the following (in thousands):

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023
Income before provision for income taxes	$24,576	$9,785
Provision for income taxes	6,799	1,507
Effective tax rate	27.7%	15.4%

Provision for income taxes for the four months ended April 30, 2024 and the three months ended March 31, 2023 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate.

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

As of April 30, 2024, we had unrecognized tax benefits of approximately $7.6 million of which $7.1 million could be payable in cash. In addition, interest and penalty of $0.2 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $7.1 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

As of April 30, 2024, we had net deferred income tax assets of $2.8 million. Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state, and foreign taxing authorities may examine our tax returns for all years from 2008 through the current period.

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

The following is a reconciliation of the denominators used in computing basic and diluted net income per share (in thousands):

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023
Denominator:
Weighted-average shares outstanding, basic	31,729	32,603
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	379	482
Weighted average shares outstanding, diluted	32,108	33,085

We include PSUs in the calculation of diluted earnings per share if the applicable performance condition has been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the four months ended April 30, 2024, we had 1,440 outstanding RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. For the three months ended March 31, 2023, we had 140,000 outstanding stock options and 2,000 outstanding awards that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive.

10. LEASES

We lease office space, which is accounted for as an operating lease in accordance with the provisions of ASC Topic 842, with expiration dates on or before March 31, 2026. Immersion recognizes lease expense on a straight-line basis over the lease term. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. Immersion combines lease and non-lease components for new and reassessed leases, and applies discount rates to operating leases under a portfolio approach.

	April 30, 2024	March 31, 2023
Weighted average remaining lease terms (in years)	1.92	0.69
Weighted average discount rate	4.7%	N/A

11. SUBSEQUENT EVENTS

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

Dividends Declared

On May 8, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on July 26, 2024 to stockholders of record on July 8, 2024.

On August 12, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on October 18, 2024 to stockholders of record on October 4, 2024.

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

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results could differ materially from those projected in the forward-looking statements, therefore we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission the (“SEC”) on March 11, 2024 and Part I, Item 1A, “Risk Factors” in Barnes & Noble Education, Inc.’s Annual Report on Form 10-K for the fiscal year ended April 27, 2024 filed with the SEC on July 1, 2024 and in Part II, Item 1A, “Risk Factors” in this Transition Report on Form 10-QT.

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

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education”), refer to Note 11. Subsequent Events, for more information. Barnes & Noble Education's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April, whereas Immersion has historically reported our financial results based on a calendar year.

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

Change in Reporting Period

      In order to more closely align the year ends, on September 27, 2024, the Board of Directors of Immersion (the “Board”) approved a change of our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on May 1 and ending on April 30. As a result of the change in fiscal year end, we are filing this Transition Report on Form 10-QT for the period from January 1, 2024 through April 30, 2024, referred to herein as the “transition period”.  We did not recast the consolidated financial statements for the period from January 1 to April 30, 2023 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical and would not have been cost-justified. As a result, the financial statements for the quarter ended March 31, 2023 are presented as the most nearly comparable quarter of the prior fiscal year.

Subsequent to this report, our fiscal year will begin on May 1 and end on April 30. Our new fiscal quarters end on July 31, October 31, January 31and April 30. Therefore, the financial results of certain fiscal quarters may not be comparable to prior fiscal quarters.

For this this Transition Report on Form 10-QT, we are reporting the four months ended April 30, 2024 as compared to the 3 months ended March 31, 2023.

Results of Operations

Overview

The following table sets forth our Condensed Consolidated Statements of Income and Comprehensive Income for the four months ended April 30, 2024 and the three months ended March 31, 2023:

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023
Revenues:
Royalty and license revenue	$45,782	$7,009
Development, services, and other	—	65
Total revenues	45,782	7,074
Operating expenses:
Sales and marketing	1,713	96
Research and development	46	130
General and administrative	27,990	3,589
Total operating expenses	29,749	3,815
Operating income	16,033	3,259
Interest and other income, net	8,543	6,526
Income before provision for income taxes	24,576	9,785
Provision for income taxes	(6,799)	(1,507)
Net income	$17,777	$8,278

Revenues

Our revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Four Months Ended April 30, 2024 Compared to Three Months Ended March 31, 2023

A revenue summary for the four months ended April 30, 2024 and three months ended March 31, 2023 is as follows (in thousands, except for percentages):

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Revenues:
Fixed fee license revenue	$39,131	$1,214	$37,917	3123%
Per-unit royalty revenue	6,651	5,795	856	15%
Total royalty and license revenue	45,782	7,009	38,773	553%
Development, services, and other revenue	—	65	(65)	(100)%
Total revenues	$45,782	$7,074	$38,708	547%

Royalty and license revenue

Fixed fee license revenue increased by $37.9 million in the four months ended April 30, 2024 compared to the three months ended March 31, 2023 primarily due to a $37.7 million increase in gaming license revenue and a $0.2 million increase in mobility license revenue resulting from new license agreements we entered into in the first three months of 2024.

Per-unit royalty revenue increased by $0.9 million, or 15%, in the four months ended April 30, 2024 compared to the three months ended March 31, 2023, primarily due to a $1.2 million increase in royalties from gaming licensees, a $0.9 million increase in royalties from other licensees and a 0.2 million increase in royalties from automotive licensees partially offset by $1.6 million decrease in revenues from mobility licensees.

We recognized $0.4 million license revenue and $1.5 million royalty revenue in the month ended April 30, 2024.

Geographically, revenues generated in North America, Asia and Europe for the four months ended April 30, 2024 represented 84%, 15%, and 1%, respectively, of our total revenue as compared to 12%, 84%, and 4%, respectively, for the three months ended March 31, 2023.

Operating Expenses

A summary of operating expenses for the four months ended April 30, 2024, and the three months ended March 31, 2023 is as follows (in thousands, except for percentages):

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Sales and marketing	$1,713	96	$1,617	1684%
Research and development	46	130	(84)	(65)%
General and administrative	27,990	3,589	24,401	680%

Sales and Marketing - Our sales and marketing expenses primarily consisted of employee compensation and benefits, including stock-based compensation, marketing costs and allocated facilities costs.

Sales and marketing expenses increased $1.6 million in the four months ended April 30, 2024 compared to the three months ended March 31, 2023 primarily attributable to an increase in compensation, benefits and other personnel-related costs due to higher variable compensation and stock-based compensation. For the month of April 2024, sales and marketing expenses was $0.4 million.

Research and Development - Our research and development expenses primarily consisted of employee compensation and benefits, including stock-based compensation and office expense.

Research and development expenses decreased $0.1 million, or 65%, in the four months ended April 30, 2024, compared to the three months ended March 31, 2023. This decrease was primarily attributable to lower severance costs. For the month in 2024, research and development expense was not material.

General and Administrative - Our general and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal and other professional fees; external legal costs for patents; office expense; travel; and allocated facilities costs.

General and administrative expenses increased $24.4 million in the four months ended April 30, 2024 as compared to the three months ended March 31, 2023 primarily due to a $21.5 million increase in legal costs and a $2.8 million increase in compensation, benefits and other personnel related costs and settlement of material litigation to protect our IP. The increase in legal costs in the four months ended April 30, 2024 compared to the three months ended March 31, 2023 due to an increase from legal costs related to the new license agreements. The increase in compensation, benefits and other personnel related costs in the four months ended April 30, 2024 compared to the three months ended March 31, 2023 were largely driven by increases in variable compensation. In addition, we are engaged in, and may be required to engage in further, litigation to protect our IP, which may cause our general and administrative expenses to substantially increase reflecting such litigation costs.

General and administrative expenses was $2.1 million for the month ended April 30, 2024.

Interest and Other Income, net

Interest and Other Income (loss) - Interest and other income consists primarily of interest and dividend income from cash and cash equivalents and marketable debt and equity securities, realized and unrealized gains (losses) on our marketable equity securities and derivative instruments and realized gains (losses) on our marketable debt securities.

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Interest and other investment income, net	$8,841	$6,415	$2,426	38%
Other income (expense), net	(297)	111	(408)	(368)
Interest and other income, net	$8,544	$6,526	$2,018	31

Interest and other investment income increased $2.4 million during the four months ended April 30, 2024 compared to the three months ended March 31, 2023, primarily driven by a $1.8 million increase in net gains from investments in marketable equity securities, marketable debt securities and derivative instruments and a $0.7 million increase in interest income.

Other income (expense), net decreased $0.4 million during the four months ended April 30, 2024 compared to the three months ended March 31, 2023, primarily driven by an increase in net foreign currency transaction losses.

For the month ended April 30,2024, interest and other income, net was $0.4 million.

Income Taxes

A summary of provision for income taxes and effective tax rates for the four months ended April 30, 2024 and the three months ended March 31, 2023 is as follows (in thousands):

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Income before provision for income taxes	$24,576	$9,785
Provision for income taxes	6,799	1,507	5,292	351%
Effective tax rate	27.7%	15.4%

Provision for income taxes for the four months ended April 30, 2024 and the three months ended March 31, 2023 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate.

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

We also maintain liabilities for uncertain tax positions. As of April 30, 2024, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $7.6 million, of which $7.1 million could be payable in cash. In addition, interest and penalty $0.2 million could also be payable in cash in relation to the unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $7.1 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Liquidity and Capital Resources

Our cash equivalents, investments - current and investments - noncurrent consist primarily of money-market funds, investments in marketable equity and debt securities and investments in U.S. treasury securities. All marketable securities are stated at fair value. Realized gains and losses on marketable equity securities and marketable debt securities are recorded in Other income (expense), net on the Condensed Consolidated Statements of Income and Comprehensive Income. Unrealized gains and losses on marketable equity securities are reported as Other income (expense), net on our Condensed Consolidated Statement of Income and Comprehensive Income. Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets.

Cash, cash equivalents and investments-current - As of April 30, 2024, our cash, cash equivalents, and investments- current totaled $178.4 million, an increase of $18.0 million from $160.4 million on December 31, 2023.

A summary of select cash flow information for the four months ended April 30, 2024 and the three months ended March 31, 2023 are as follows (in thousands):

	Four Months Ended April 30, 2024	Three Months Ended March 31, 2023
Net cash provided by operating activities	$31,603	$3,523
Net cash provided by (used in) investing activities	$1,456	$(19,708)
Net cash used in financing activities	$(3,609)	$(5,151)

Operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $31.6 million in the four months ended April 30, 2024, a $28.1 million increase compared to the three months ended March 31, 2023. This cash increase was primarily attributable to a $9.5 million increase in net income and $16.2 million increase from changes in net operating assets. The increase in cash from changes in net operating assets primarily consisted of $9.0 million increase in deferred revenue resulted from new license agreement renewal, $7.2 million increase from accounts payable, accrued liabilities and other current liabilities, $0.4 million increase in prepaid and other current assets.

Net cash provided by operating activities for the month ended April 30, 2024 was $1.7 million.

Investing activities - Our investing activities primarily consist of purchases of marketable securities and other investments and proceeds from disposal of marketable securities and other investments; proceeds from issuance of derivative instruments; payments made to settle derivative instruments and purchases of property and equipment.

Net cash provided in investing activities during the four months ended April 30, 2024 was $1.5 million primarily consisting of $65.1 million in proceeds from selling marketable securities and derivatives partially offset by a $63.6 million in cash used to purchase marketable securities and in the settlement of derivative instruments.

Net cash used in investing activities for the month ended April 30, 2024 was $5.4 million.

Net cash used in investing activities during the three months ended March 31, 2023 was $19.7 million primarily consisting of $56.3 million in cash used to purchase marketable securities and in the settlement of derivative instrument partially offset by $36.6 million in proceeds from selling marketable securities and derivatives.

Financing activities — Our financing activities primarily consist of cash dividend payments, cash proceeds from issuance of common stock, proceeds from stock option exercises and stock purchases under our employee stock purchase plan and cash paid for repurchases of our common stock.

Net cash used in financing activities during the four months April 30, 2024 was $3.6 million consisting of $3.0 million in dividend payments, and $0.6 million in shares withheld to cover payroll taxes.

Net cash used in financing activities for the month ended April 30, 2024 was $1.9 million.

Net cash used in financing activities during the three months ended March 31, 2023 was $5.2 million consisting of $4.4 million cash paid for stock repurchases and $0.8 million in shares withheld to cover payroll taxes.

Total cash, cash equivalents, and short-term investments were $178.4 million as of April 30, 2024 of which approximately 32%, or $57.0 million, was held by our foreign subsidiaries and subject to repatriation tax effects. Our intent is to permanently reinvest a majority of our earnings from foreign operations, and current plans do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.

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

During 2023, we repurchased 1,217,774 shares of our common stock for $8.3 million at average purchase price of $6.77 per share. We did not repurchase any stock during the four months ended April 30, 2024. As of April 30, 2024, we had $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

We did not have any other significant non-cancellable purchase commitments as of April 30, 2024.

We anticipate that capital expenditures for property and equipment for the remainder of 2024 will be less than $1.0 million.

As of the date of this Transition Report on Form 10-QT, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months and beyond.

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

Item 4.  Control and Procedures

Evaluation of Disclosure Controls and Procedures

       Based on their evaluation as of April 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Transition Report on Form 10-QT was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

       There were no changes to internal controls over financial reporting that occurred during the four months ended April 30, 2024, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On February 9, 2024, Immersion entered into a Patent License and Settlement Agreement (the “License and Settlement Agreement”) with Meta, pursuant to which the parties have agreed to terms for resolving the litigation matters described above (the Litigation”) and Meta will license, on a non-exclusive basis, Immersion’s patent portfolio for use in its products. Under the License and Settlement Agreement, in consideration for the license and releases granted therein, Immersion received approximately $17.3 million, after deducting for legal fees related to the Litigation (and other pending litigation) and other liabilities. Pursuant to the License and Settlement Agreement, Immersion and Meta agreed to terms for dismissal by them of the outstanding Litigation and the IPRs. On February 16, 2024, the parties dismissed the district court actions and requested permission from the Patent Trial and Appeal Board to dismiss the IPRs. The Patent Trial and Appear Board dismissed the IPRs on February 27, 2024. The description of the License and Settlement Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the License and Settlement Agreement, which is incorporated herein by reference to this Transition Report on Form 10-QT.

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

On June 12, 2024, the Company entered into a Patent License Agreement (the “Xiaomi License Agreement”) with the Xiaomi Group, pursuant to which the parties have agreed to terms for resolving the Xiaomi Litigation and the Xiaomi Group will license, on a non-exclusive basis, the Company’s patent portfolio for use in its products. The Xiaomi Litigation was dismissed in October 2024.

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

 On April 25, 2023, the Company received notice from LGE requesting the Company to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, the Company provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to the Company to the extent the Company ultimately prevails in the appeal in the Korean courts. On June 29, 2023, on behalf of LGE, the Company filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, the Company submitted its rebuttal brief in response thereto. On September 23, 2023, the Korean tax authority, on behalf of LGE, the Company submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing the claims of the Company on the grounds that its claims are without merit. In response thereto, on behalf of LGE, the Company filed an appeal with the Korea Administrative Court on December 29, 2023. On July 25, 2024, the Korea Tax Tribunal rendered a decision against LGE, and the deadline for the court appeal of the local income claim is October 21, 2024.  In addition, the Korea Administrative Court scheduled a hearing date of August 29, 2024, which was cancelled and will be rescheduled at a later date. On October 18, 2024, the Company filed a complaint and a brief with the Korea Administrative Court for the local income tax appeal.

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

Valve filed IPRs, IPR2024-00477 and IPR2024-00478 on January 19, 2024. These petitions are directed to U.S. Patent Nos. 7,336,260 and 9,430,042 respectively. The Company filed its patent owner preliminary responses to these petitions on April 26, 2024, and April 29, 2024, respectively. The Patent Trial and Appeal Board issued a decision, granting institution of these petitions on July 24, 2024, and July 25, 2024, respectively. The Company’s patent owner responses to these petitions were filed on October 15, 2024, and October 17, 2024, respectively. Valve filed IPR2024-00508 on January 30, 2024, which is directed to U.S. Patent No. 9,116,546. The Company elected not to file a patent owner preliminary response to this petition. The Patent Trial and Appeal Board issued a decision, granting institution of this petition on August 6, 2024. The Company elected not to file patent owner response to the petition. Valve filed IPR2024-00556 on February 7, 2024, which is directed to U.S. Patent No. 8,749,507. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 6, 2024. The Company elected not to file a patent owner response to the petition . Valve filed IPR2024-00557 on February 7, 2024, which is directed to U.S. Patent No. 10,665,067. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 13, 2024. The Company’s patent owner response to the petition was filed November 5, 2024. Valve filed IPR2024-00582 on February 16, 2024, which is directed to U.S. Patent No. 11,175,738. The Company filed its patent owner preliminary response to this petition on June 27, 2024. The Patent Trial and Appeal Board issued a decision on granting institution on September 25, 2024. The Company’s patent owner response to the petition is due December 16, 2024. Valve filed IPR2024-00714 on March 22, 2024, which is directed to U.S. Patent No. 10,627,907. The Company filed its preliminary patent owner preliminary response to this petition on July 30, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 28, 2024. The Company’s patent owner response to the petition is due January 21, 2025.

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

Item 1A.   Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024, except as set forth below. You should carefully consider the risk factors described in Barnes & Noble Education, Inc.’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q which are filed with the SEC and are available at www.sec.gov.

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

During 2023, we repurchased 1,217,774 shares of our common stock for $8.3 million at an average purchase price of $6.77 per share. We did not repurchase any stock during the four months ended April 30, 2024. As of April 30, 2024, we had $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-QT.

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, effective as of August 12, 2022	8-K	000-38334	3.1	August 15, 2022
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
10.1	**	Patent License and Settlement Agreement, dated February 9, 2024, between Immersion Corporation and Meta Platforms, Inc.	10-Q	001-38334	10.1	May 8, 2024
10.2		Standby, Securities Purchase and Debt Conversion Agreement, dated as of April 16, 2024, by and among Toro 18 Holdings LLC, Barnes & Noble Education, Inc., Vital Fundco, LLC, TopLids LendCo, LLC, Outerbridge Capital Management, LLC, and Selz Family 2011 Trust.	8-K	000-27969	10.1	April 16, 2024
31.1	*	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Report Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Portions of this exhibit have been omitted as confidential information
+	This certification is deemed not filed for purposes of section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, as amended, or the Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2024

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

