Form 10-Q
period 2024-10-31
IMMERSION CORP
filed 2024-12-16
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Number of shares of common stock outstanding at December 6, 2024 was 32,275,705.

IMMERSION CORPORATION

PART I		1
FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of October 31, 2024 and April 30, 2024	1
	Unaudited Condensed Consolidated Statements of Operations for the One Month Ended July 31, 2024, and the Three and Six Months Ended October 31, 2024 and June 30, 2023	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the One Month Ended July 31, 2024, and the Three and Six Months Ended October 31, 2024 and June 30, 2023	4
	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended October 31, 2024 and June 30, 2023	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2024 and June 30, 2023	9
	Unaudited Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 4.	Control and Procedures	56
PART II
OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 6	Exhibits	61
Signatures		62

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	October 31, 2024	April 30, 2024
ASSETS
Current assets:
Immersion
Cash and cash equivalents	$68,920	$85,521
Investments – current	78,809	92,848
Accounts receivable, net	4,315	3,138
Prepaid expenses and other current assets	14,846	9,101
	166,890	190,608
Barnes & Noble Education
Cash and cash equivalents	11,619	—
Accounts receivables, net	275,847	—
Merchandise inventories, net	315,469	—
Textbook rental inventories, net	49,672	—
Prepaid expenses and other current assets	33,329	—
	685,936	—
Total current assets	852,826	190,608
Immersion
Property and equipment, net	142	164
Investments – noncurrent	37,347	46,545
Long-term deposits	6,293	6,324
Deferred tax assets	3,342	2,793
Other assets – noncurrent	24,398	87
	71,522	55,913
Barnes & Noble Education
Property and equipment, net	107,413	—
Intangible assets, net	93,504	—
Goodwill	14,220	—
Operating lease right-of-use assets	169,250	—
Other assets - noncurrent	11,383	—
	395,770	—
Total assets	$1,320,118	$246,521

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	October 31, 2024	April 30, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Immersion
Accounts payable	$51	$55
Accrued compensation	2,860	4,003
Deferred revenue – current	2,956	12,494
Other current liabilities	25,478	13,654
	31,345	30,206
Barnes & Noble Education
Accounts payable	298,952	—
Accrued liabilities	60,508	—
Deferred revenue – current	37,662	—
Operating lease liabilities – current	88,730	—
	485,852	—
Total current liabilities	517,197	30,206
Immersion
Deferred revenue – noncurrent	7,262	7,978
Other long-term liabilities	4,946	7,107
	12,208	15,085
Barnes & Noble Education
Deferred tax liabilities, net	2,050	—
Operating lease liabilities – noncurrent	114,290	—
Deferred revenue – noncurrent	3,215	—
Other noncurrent liabilities	11,120	—
Long-term borrowings	177,551	—
	308,226	—
Total liabilities	837,631	45,291
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock – $0.001 par value; 100,000,000 shares authorized; 48,685,577 and 32,275,705 shares issued and outstanding at October 31, 2024, respectively; 48,047,329 and 31,854,837 shares issued and outstanding at April 30, 2024, respectively	49	48
Additional paid-in capital	382,174	322,786
Accumulated other comprehensive income	1,531	2,019
Accumulated earnings (deficit)	34,535	(18,263)
Treasury stock at cost: 16,409,872 and 16,192,492 shares, respectively, at cost	(107,408)	(105,360)
Total stockholders' equity attributable to Immersion Corporation stockholders	310,881	201,230
Noncontrolling interest in consolidated subsidiaries	171,606	—
Total stockholders' equity	482,487	201,230
Total liabilities and stockholders’ equity	$1,320,118	$246,521

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	One Month Ended	Three Months Ended		Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	October 31, 2024	June 30, 2023
Revenues:
Immersion
Royalty and license	$1,900	$14,127	$6,983	$62,552	$14,057
Barnes & Noble Education
Product and other	85,045	559,674	—	689,792	—
Rental income	2,998	42,448	—	47,394	—
	88,043	602,122	—	737,186	—
Total revenues	89,943	616,249	6,983	799,738	14,057
Cost of sales (excludes depreciation and amortization expenses):
Barnes & Noble Education
Product and other cost of sales	71,206	443,123	—	554,004	—
Rental cost of sales	1,665	22,387	—	25,183	—
	72,871	465,510	—	579,187	—
Operating expenses:
Immersion
Selling and administrative expenses	1,752	4,165	3,870	17,576	7,685
Barnes & Noble Education
Selling and administrative expenses	20,088	72,717	—	107,324	—
Depreciation and amortization expense	3,120	9,391	—	14,651	—
Restructuring and other charges	2,627	59	—	5,064	—
	25,835	82,167	—	127,039	—
Total operating expenses	27,587	86,332	3,870	144,615	7,685
Operating income (loss)	(10,515)	64,407	3,113	75,936	6,372
Interest and other income, net	6,524	3,540	6,759	14,236	13,285
Interest expense	(1,466)	(4,547)	—	(6,914)	—
Income (loss) before provision for income taxes	(5,457)	63,400	9,872	83,258	19,657
Provision for income taxes	(976)	(7,641)	(2,844)	(15,104)	(4,351)
Net income (loss)	$(6,433)	$55,759	$7,028	$68,154	$15,306
Net income (loss) attributable to noncontrolling interest	(6,756)	28,602	—	13,837	—
Net income attributable to Immersion stockholders	$323	$27,157	$7,028	$54,317	$15,306

Earnings per common share attributable to Immersion stockholders
Basic	$0.01	$0.84	$0.22	$1.69	$0.47
Diluted	$0.01	$0.83	$0.21	$1.65	$0.47
Weighted Average Common Stock Outstanding
Basic	31,970	32,222	32,583	32,093	32,474
Diluted	32,700	32,917	32,810	32,889	32,839

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	One Month Ended	Three Months Ended		Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	October 31, 2024	June 30, 2023
Net income (loss)	$(6,433)	$55,759	$7,028	$68,154	$15,306
Change in unrealized gains (losses) on available-for-sale securities	466	(270)	298	(488)	673
Comprehensive income (loss)	$(5,967)	$55,489	$7,326	$67,666	$15,979
Comprehensive income (loss) attributable to noncontrolling interests	(6,756)	28,602	—	13,837	—
Comprehensive income attributable to Immersion stockholders	$789	$26,887	$7,326	$53,829	$15,979

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three Months Ended October 31, 2024
	Common Stock			Accumulated Other Comprehensive Income (loss)	Accumulated Earnings	Treasury Stock		Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid In Capital			Shares	Amount
Balances at July 31, 2024	48,436,572	$48	$380,007	$1,801	$8,897	16,311,799	$(106,489)	$284,264	$132,517	$416,781
Net income	—	—	—	—	27,157	—	—	27,157	28,602	55,759
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	(270)	—	—	—	(270)	—	(270)
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(830)	—	—	—	—	(830)	10,242	9,412
Release of restricted stock units and awards, net of shares withheld	242,333	1	—	—	—	98,073	(919)	(918)	—	(918)
Shares issued to an employee in lieu of cash compensation	6,672	—	55	—	—	—	—	55	—	55
Dividends declared	—	—	—	—	(1,519)	—	—	(1,519)	—	(1,519)
Rebalancing of controlling and noncontrolling interest	—	—	788	—	—	—	—	788	(788)	—
Stock-based compensation	—	—	2,154	—	—	—	—	2,154	1,033	3,187
Balances at October 31, 2024	48,685,577	$49	$382,174	$1,531	$34,535	16,409,872	$(107,408)	$310,881	$171,606	$482,487

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock			Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Treasury Stock		Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid In Capital			Shares	Amount
Balances at March 31, 2023	47,428,494	$48	$322,799	$577	$(61,738)	14,825,518	$(95,957)	$165,729	$—	$165,729
Net income	—	—	—	—	7,028	—	—	7,028	—	7,028
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	298	—	—	—	298	—	298
Release of restricted stock units and awards, net of shares withheld	54,514	—	—	—	—	21,238	(190)	(190)	—	(190)
Proceeds from stock option exercises	21,222	—	160	—	—	—	—	160	—	160
Shares issued to an employee in lieu of cash compensation	14,834	—	106	—	—	—	—	106	—	106
Stock repurchases	—	—	—	—	—	413,696	(2,852)	(2,852)	—	(2,852)
Dividends declared	—	—	(1,003)	—	—	—	—	(1,003)	—	(1,003)
Stock-based compensation	—	—	760	—	—	—	—	760	—	760
Balances at June 30, 2023	47,519,064	$48	$322,822	$875	$(54,710)	15,260,452	$(98,999)	$170,036	$—	$170,036

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Six Months Ended October 31, 2024
	Common Stock			Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Treasury Stock		Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid In Capital			Shares	Amount
Balances at April 30, 2024	48,047,329	$48	$322,786	$2,019	$(18,263)	16,192,492	$(105,360)	$201,230	$—	$201,230
Net income	—	—	—	—	54,317	—	—	54,317	13,837	68,154
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	(488)	—	—	—	(488)		(488)
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(830)	—	—	—	—	(830)	10,242	9,412
Release of restricted stock units and awards, net of shares withheld for payroll taxes	542,333	1	—	—	—	217,380	(2,048)	(2,047)	—	(2,047)
Shares issued to an employee in lieu of cash compensation	95,915	—	817	—	—	—	—	817	—	817
Dividends declared	—	—	(1,524)	—	(1,519)	—	—	(3,043)	—	(3,043)
Rebalancing of controlling and noncontrolling interest	—	—	57,240	—	—	—	—	57,240	(57,240)	—
Stock-based compensation	—	—	3,685	—	—	—	—	3,685	1,110	4,795
Balances at October 31, 2024	48,685,577	$49	$382,174	$1,531	$34,535	16,409,872	$(107,408)	$310,881	$171,606	$482,487

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

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	October 31, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$68,154	$15,306
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	14,700	42
Stock-based compensation	4,795	1,707
Loss on disposal of property and equipment	3,036	—
Deferred income taxes	(1,928)	—
Net gains on investment in marketable securities	(4,474)	(7,206)
Net gains on derivative instruments	(4,219)	(2,044)
Shares issued to an employee in lieu of cash compensation	818	490
Other	(224)	(57)
Changes in operating assets and liabilities:
Accounts and other receivables	(163,281)	(1,109)
Merchandise inventories	21,272	—
Textbook rental inventories	(39,836)	—
Prepaid expenses and other current assets	(1,943)	2,467
Changes in lease right-of-use assets and liabilities	1,771	231
Long-term deposits	35	(1,980)
Other assets	(22,020)	231
Accounts payable and accrued liabilities	27,736	(756)
Other current liabilities	13,347	3,845
Deferred revenue	19,579	(2,379)
Other long-term liabilities	(1,293)	(34)
Net cash flows (used in) provided by operating activities	(63,975)	8,754
Cash flows from investing activities:
Purchases of marketable securities and other investments	(47,992)	(99,766)
Proceeds from sale or maturities of marketable securities and other investments	75,443	72,442
Proceeds from sale of derivative instruments	4,122	9,487
Acquisition of business net of cash acquired	(29,647)	—
Payments for settlement of derivative instruments	(1,450)	(4,869)
Purchase of property and equipment	(5,587)	—
Proceeds from disposal of property and equipment	792	—
Net cash flows used in investing activities	(4,319)	(22,706)
Cash flows from financing activities:
Proceeds from borrowings	404,144	—
Repayment of borrowing	(327,828)	—
Proceeds from sale of Barnes & Noble Education common stock	9,412	—
Dividend payments to stockholders	(3,043)	(5,415)
Payment for purchases of treasury stock	—	(2,852)
Shares withheld to cover payroll taxes	(2,049)	(947)
Other financing activities	—	166
Net cash provided by (used in) financing activities	80,636	(9,048)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,342	(23,000)
Cash, cash equivalents and restricted cash:
Beginning of period	85,521	48,820
End of period	$97,863	$25,820

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Reconciliation of cash, cash equivalents and restricted cash for Condensed Consolidated Balance Sheets:

	October 31, 2024	June 30, 2023
Cash and cash equivalents
Immersion	$68,920	$25,820
Barnes & Noble Education	11,619	—
	80,539	25,820
Barnes & Noble Education restricted cash reported as:
Prepaid expenses and other current assets	14,946	—
Other assets - noncurrent	2,378	—
Total restricted cash	17,324	—
Total cash, cash equivalents and restricted cash	$97,863	$25,820

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

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education” or “BNED”) refer to Note 2. Business Combination for more information. The financial results of Barnes & Noble Education have been included in our condensed consolidated financial statements from the acquisition date of June 10, 2024.

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

BNC First Day Equitable and Inclusive Access Programs

Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers its BNC First Day® affordable textbook access programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class.

• First Day Complete is adopted by an institution and includes all or the majority of undergraduate classes (and on occasion graduate classes), providing students with both physical and digital materials. In addition to providing numerous benefits to students, faculty and administrators, the First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.

• First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system (“LMS”).

The Barnes & Noble brand (licensed from Barnes & Noble Education's former parent) along with its subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing in the United States. BNED's large college footprint, reputation, and credibility in the marketplace not only support its marketing efforts to universities, students, and faculty, but are also important to its relationship with leading educational publishers who rely on us as one of their primary distribution channels.

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

The noncontrolling interest on the unaudited Condensed Consolidated Statements of Operations represents the portion of earnings or loss attributable to the interest in Barnes & Noble Education held by other owners. The noncontrolling interest on the unaudited Condensed Consolidated Balance Sheets represents the portion of our net assets attributable to the other owners, based on the portion of the interest owned by such owners. As of October 31, 2024, the noncontrolling interest was $171.6 million. At the end of each reporting period, equity related to Barnes & Noble Education that is attributable to Immersion and the other owners is rebalanced to reflect Immersion’s and the other owners’ ownership in Barnes & Noble Education.

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

Due to their nonhomogeneous operations, our Condensed Consolidated Balance Sheets as of October 31, 2024 and April 30, 2024 and Condensed Consolidated Statement of Operations for the month ended July 31, 2024 and the three and six months ended October 31, 2024, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities and operations of Barnes & Noble Education's business.  All of the assets of Barnes & Noble Education, reported on the balance sheet, can be used only to settle obligations of Barnes & Noble Education. None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion Corporation.

Use of Estimates

In preparing financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reporting Periods

Immersion previously reported our financial results based on a calendar year basis. For interim period reporting, we reported our quarterly financial results as of March 31; June 30; September 30 and December 31 in each calendar year. Barnes & Noble Education's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April.

In order to more closely align with Barnes & Noble Education’s fiscal year end, on September 27, 2024, the Board of Directors of Immersion (the “Board”) approved a change of our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on May 1 and ending on April 30. As a result of the change in fiscal year end, we filed a Transition Report on Form 10-QT for the transition period from January 1, 2024, through April 30, 2024 on November 8, 2024. The change in quarterly reporting from the old to the new fiscal year resulted in the one month period ended July 31, 2024 not being covered by a separate report on Form 10-Q. As this period is not covered in the transition report, it is included in this first initial report on Form 10-Q for the newly adopted fiscal year.

Our new fiscal year begins on May 1 and ends on April 30. Our new fiscal quarters end on July 31, October 31, January 31 and April 30. Therefore, the financial results of certain fiscal quarters may not be comparable to prior fiscal quarters. References throughout this Quarterly Report on Form 10-Q to fiscal 2025 with respect to Immersion refer to the fiscal year ending April 30, 2025.

The financial information presented in this Quarterly Report on Form 10-Q includes the financial information of Barnes & Noble Education for the 13 weeks and 26 weeks ended October 26, 2024.

We did not recast the condensed consolidated financial statements for the three and six months ended October 31, 2023 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical and would not have been cost-justified. Prior to the completion of the Transactions, our business was not highly seasonal and seasonal differences do not generally affect the comparability of prior fiscal quarters. As a result, the condensed consolidated financial statements for the three and six months ended June 30, 2023, are presented as the most nearly comparable quarter of the prior year.

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

Due to the time required to gather and analyze the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year from the date of acquisition in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition of, or an adjustment to the fair values of, acquisition-related assets and liabilities and/or consideration paid, and are referred to as “measurement period” adjustments. Measurement period adjustments are recorded to goodwill. Other revisions to fair value estimates, including those relating to facts and circumstances that occur subsequent to the date of acquisition, are reflected as income or expense, as appropriate.

Goodwill and Indefinite-Lived Intangible Assets

We have goodwill and indefinite-lived intangible assets that have been recorded in connection with the acquisition of Barnes & Noble Education. Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually.  We monitor these assets on a quarterly basis for potential indicators of impairment. Goodwill is required to be tested for impairment at the reporting unit level, which is an operating segment, or one level below the operating segment.

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

Significant Accounting Policies Related to Barnes & Noble Education

A summary of the new significant accounting policies as a result of our acquisition of Barnes & Noble Education is as follows:

Seasonality

Barnes & Noble Education's business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Barnes & Noble Education's quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in its fiscal calendar dates.

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

Restricted Cash

As of October 31, 2024, Barnes & Noble Education had restricted cash of $17.3 million, comprised of $14.9 million in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2.4 million in Other assets-noncurrent in the condensed consolidated balance sheet related to amounts held in trust for future distributions related to employee benefit plans. The restricted cash was part of net assets acquired as part of the Transactions (defined below).

Merchandise Inventories

Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. The market value of Barnes & Noble Education's inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory, which includes certain significant assumptions, including markdowns, sales below cost, inventory aging and expected demand.

Cost is determined primarily by the retail inventory method for Barnes & Noble Education's retail product sales. Textbook and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of inventories. There were no LIFO adjustments during the period from June 10, 2024, to October 31, 2024.

For the physical bookstores, Barnes & Noble Education also estimates and accrues shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.

On June 10, 2024, Immersion acquired $336.7 million in the merchandise inventory, measured at fair value, as part of the Transactions (defined below).

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

Leases

Barnes & Noble Education recognizes lease assets and lease liabilities on the Condensed Consolidated Balance Sheet for all operating lease arrangements based on the present value of future lease payments as required by Accounting Standards Codification (“ASC”) Topic 842, Leases. Barnes & Noble Education does not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). Barnes & Noble Education recognizes lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve-month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset. Barnes & Noble Education recognizes lease expense related to college and university contracts, inclusive of the amortization of the unfavorable lease terms determined at the acquisition date of June 10, 2024, as cost of sales in the Condensed Consolidated Statements of Operations and Barnes & Noble Education recognizes lease expense related to its various office spaces as selling and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Product sales is recognized when the customer takes physical possession of its products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of products by its customers for products ordered through websites and virtual bookstores. Product sales shipped from Barnes & Noble Education's wholesale operations are recognized upon shipment of physical textbooks at which point title passes and risk of loss is transferred to the customer. Additional revenue is recognized for shipping charges billed to customers and shipping costs are accounted for as fulfillment costs within cost of sales.

Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized when the customer accesses the digital content as product sale in Barnes & Noble Education's condensed consolidated financial statements. A software feature is embedded within the content of Barnes & Noble Education's digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbooks allow the customer to access digital content for a fixed period of time, once the digital content is delivered to customers, the performance obligation is complete.

Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in Barnes & Noble Education's condensed consolidated financial statements. Rental periods are typically for a single semester and are always less than one year in duration. Barnes & Noble Education offers a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. It records the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, Barnes & Noble Education accelerates any remaining deferred rental revenue at the point of sale.

Revenue recognized for the BNC First Day offerings is consistent with Barnes & Noble Education's policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day programs, the timing of cash collection from Barnes & Noble Education's school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day affordable textbook access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in Barnes & Noble Education's third quarter given the timing of the Spring Term and its quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.

Barnes & Noble Education estimates returns based on an analysis of historical experience. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.

For sales and rentals involving third-party products, Barnes & Noble Education evaluates whether it is acting as a principal or an agent. This determination is based on Barnes & Noble Education's evaluation of whether it controls the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether Barnes & Noble Education controls the specified goods or services prior to transferring them to the customer, including whether we have the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where Barnes & Noble Education is the principal, it records revenue on a gross basis, and for those transactions where Barnes & Noble Education is an agent to a third-party, it records revenue on a net basis.

As the logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics Retail Group Fulfillment, LLC (“Fanatics”, collectively, F/L Relationship), Barnes & Noble Education recognizes commission revenue earned for these sales on a net basis in its condensed consolidated financial statements.

Barnes & Noble Education does not have gift cards or customer loyalty programs. Barnes & Noble Education does not treat any promotional offers as expenses. Sales tax collected from Barnes & Noble Education's customers is excluded from reported revenues. Barnes & Noble Education's payment terms are generally 30 days and do not extend beyond one year.

Service and other revenue

Service and other revenue is primarily derived from brand marketing services which include promotional activities and advertisements within Barnes & Noble Education's physical bookstores and web properties performed on behalf of third-party customers, shipping and handling, and revenue from other programs.

Brand marketing agreements often include multiple performance obligations which are individually negotiated with Barnes & Noble Education's customers. For these arrangements that contain distinct performance obligations, Barnes & Noble Education allocates the transaction price based on the relative standalone selling price method by comparing the standalone selling price (“SSP”) of each distinct performance obligation to the total value of the contract. The revenue is recognized as each performance obligation is satisfied, typically at a point in time for brand marketing service and over time for advertising efforts as measured based upon the passage of time for contracts that are based on a stated period of time or the number of impressions delivered for contracts with a fixed number of impressions.

Cost of Sales

Cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, content development cost amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses. Rent expense is inclusive of the amortization of unfavorable lease terms that was recognized at the Closing Date.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (‘FASB’) issued Accounting Standards Update (ASU) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual and interim periods beginning after December 15, 2026 (our 2028 fiscal year), with early adoption permitted. We are currently assessing this guidance and determining the impact on our condensed consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance will be effective for the fiscal year beginning May 1, 2025. The guidance does not affect recognition or measurement in our consolidated financial statements. We are evaluating the impact of this amendment on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance will be effective for us for the annual report for the fiscal year ending April 30, 2025, and subsequent interim periods. Early adoption is permitted, and retrospective adoption is required for all prior periods presented. We are currently assessing this guidance and determining the impact on our consolidated financial statements.

2.  BUSINESS COMBINATION

On June 10, 2024 (“Closing Date”), the Transactions (defined below) were consummated pursuant to the terms of the Purchase Agreement among Barnes & Noble Education and the Purchasers (as defined in the Purchase agreement), following Barnes & Noble Education’s receipt of the requisite approval of its stockholders at a special meeting of its stockholders held on June 5, 2024. The following is presented on a post-reverse stock split basis, which is defined as a reverse stock split of Barnes & Noble Education’s outstanding shares of common stock at a ratio of 1-for-100, effective as of June 11, 2024..

Pursuant to the terms of the Purchase Agreement, Barnes & Noble Education conducted a rights offering (the “Rights Offering”), whereby Barnes & Noble Education distributed at no charge to the holders of its common stock (“BNED Common Stock”) non-transferable subscription rights (“Rights”) to purchase up to an aggregate of 9,000,000 new shares of BNED Common Stock (the “Offered Shares”) at a subscription price of $5.00 per share (the “Subscription Price”). On the Closing Date, Barnes & Noble Education issued the Offered Shares, which generated $45 million in gross proceeds, including approximately $10 million of Offered Shares purchased by Toro 18 Holdings LLC, a wholly-owned subsidiary of Immersion, (“Investor”) pursuant to the Backstop Commitment (as defined in the Purchase Agreement). Pursuant to the Backstop Commitment, Immersion through Investor, purchased 2,006,701 shares of BNED Common Stock. Barnes & Noble Education reimbursed Immersion, through Investor, for reasonable legal and other expenses in connection with the Transactions in the amount of $2.5 million. Barnes & Noble Education also paid an amount equal to $2.5 million to Immersion, through Investor, as payment in consideration for its Backstop Commitment.

In addition to the Rights Offering, Immersion, through Investor, purchased from Barnes & Noble Education an aggregate of 9,000,000 new shares of BNED Common Stock at the Subscription Price for a purchase price of $45 million (the “PIPE Transaction”, and together with the Rights Offering, the “Transactions”).

As a result of the Transactions, Barnes & Noble Education received a total of $95 million in gross proceeds, of which $80.7 million was used to reduce its outstanding debt.

In connection with the closing, Barnes & Noble Education appointed Eric Singer, William C. Martin, Emily S. Hoffman, and Elias Nader to serve as members of the board of directors of BNED (the “BNED Board”) following the Closing. Messrs. Singer, Martin and Nader and Ms. Hoffman are current members of our Board. In addition, at the closing, Sean Madnani was appointed to the Barnes & Noble Education Board along with two existing directors, Kathryn Eberle Walker and Denise Warren who will each continue to serve on the BNED Board following the Closing.

As part of the Transactions, we acquired 42% of all outstanding common shares of Barnes & Noble Education, as well as control over Barnes & Noble Education through the five Immersion-appointed board seats. The total consideration transferred was approximately $50.1 million, consisting of $52.2 million in cash consideration paid to Barnes & Noble Education less $2.1 million in transaction costs incurred by Immersion but reimbursed by Barnes & Noble Education. For the six months ended October 31, 2024, Immersion incurred costs related to this acquisition of $1.2 million, inclusive of the expenses reimbursed by Barnes & Noble Education, that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operations. The acquisition aims to expand Immersion's offerings, increase its customer reach, and diversify into the education sector.

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. We expect to continue to obtain information to assist in determining the fair value of the net assets acquired as of the Closing Date while the measurement period remains open, which will not exceed one year from the acquisition date. Measurement period adjustments related to the acquisition will be applied retrospectively to the Closing Date.

        The fair value of the noncontrolling interest of $203.7 million on the Closing Date was calculated using the acquisition-date fair value of $13.40 per share multiplied by the number of noncontrolling interest shares.

The following table presents the preliminary purchase price allocation for the acquisition (in thousands):

Preliminary Amount Recognized as of the Acquisition Date
Assets acquired
Cash and cash equivalents	$14,736
Accounts receivable	113,743
Merchandise inventories	336,741
Textbook rental inventories	9,835
Prepaid expenses and other current assets (including $4.8 million in restricted cash)	26,969
Property and equipment	118,818
Operating lease right-of-use assets	155,664
Intangible assets	95,000
Other assets noncurrent (including $1.0 million in restricted cash)	11,634
Total assets acquired	$883,140
Liabilities assumed
Accounts payable	$279,456
Accrued liabilities	51,123
Deferred revenue – current	7,651
Operating lease liabilities – current	80,263
Deferred tax liabilities – noncurrent	636
Operating lease liabilities – noncurrent	107,400
Deferred revenue – noncurrent	3,393
Other long-term liabilities	12,413
Long-term borrowings	101,235
Total liabilities assumed	$643,570
Net assets acquired	239,570

Total consideration transferred	$50,133
Less: Net assets acquired	(239,570)
Plus: Noncontrolling interest	203,657
Goodwill	14,220

Identifiable intangible assets acquired were comprised of the following (in thousands except for estimated useful life):

	Amount	Estimated Life
Trade name	$45,000	Indefinite
Customer relationships	50,000	13 years
Total intangible assets	$95,000

Trade name represents Barnes & Noble Education’s right to its trade name on a perpetual, royalty-free basis as it existed on the acquisition Closing Date. Customer relationships consist of distinct values associated with Barnes & Noble Education’s large operating footprint with direct access to students and faculty across a diverse customer base.

We used the assistance of a third-party firm to estimate the fair value of the intangible assets acquired. We used an income approach to estimate the fair values of the trade names and customer relationships. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The major assumptions used to estimate the values of identifiable intangible assets include management’s estimates of future revenue, adjusted for growth and attrition based on historical data and management's forward-looking expectations. These cash flows were discounted at a rate of 21%, which reflects our cost of equity. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flow.

Goodwill generated from this acquisition is primarily attributed to the value of Barnes & Noble Education’s assembled workforce. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our entire goodwill balance is associated with the Barnes & Noble Education reporting unit. Goodwill is not deductible for tax purposes.

We acquired a deferred tax asset of $0.7 million, recorded and a deferred tax liability of $1.3 million, recorded under Deferred tax liabilities, net – noncurrent, as part of this business combination, as shown in the accompanying consolidated balance sheet.

We also used the assistance of a third-party valuation firm to estimate the fair value of the property and equipment, and inventory acquired. The fair value as of the Closing Date reflects a step-up in basis due to the highly depreciable nature of the property and equipment. No material fair value adjustments for inventory were identified, as there are minimal costs associated with procurement.

Most of the net tangible assets were valued at their respective carrying amounts as of the acquisition date, as we believe that these amounts approximate their current fair values. The leases acquired were recorded at their respective fair values as of the acquisition date.

The acquired entity’s results of operations were included in our condensed consolidated financial statements from the date of acquisition, June 10, 2024, as adjusted for specific fair value adjustments discussed above. For the month ended July 31, 2024, the three and six months ended October 31, 2024, Barnes & Noble Education contributed net operating revenue of $88.0 million, $602.1 million and $737.2 million, respectively, which is reflected in the accompanying Condensed Consolidated Statement of Operations.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Barnes & Noble Education as if it was consummated on January 1, 2023 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, and direct and incremental transaction costs reflected in the historical financial statements. Specifically, the following nonrecurring adjustments were made:

•	For the six months ended October 31, 2024, our direct and incremental acquisition-related expenses of $1.2 million and one-time severance payment of $1.5 million are excluded from the pro forma condensed combined net income.
•	For the six months ended June 30, 2023, our direct and incremental acquisition-related expenses of $1.2 million and one-time severance payment of $1.5 million are included in the pro forma condensed combined net loss.

This unaudited data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2023. It should not be taken as representative of future results of operations of the combined company.

The following table presents the unaudited pro forma condensed combined financial information (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2024	June 30, 2023	October 31, 2024	June 30, 2023
Revenues	$616,249	$221,171	$928,105	$667,299
Net income (loss)	57,256	(35,189)	1,569	(48,975)

3. SEGMENT REPORTING

We operate two operating and reportable segments, Immersion and Barnes & Noble Education. Summarized financial information for our reportable segments is reported below (in thousands):

	One Month Ended	Three Months Ended		Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	October 31, 2024	June 30, 2023
Revenues:
Immersion	$1,900	$14,127	$6,983	$62,552	$14,057
Barnes & Noble Education	88,043	602,122	—	737,186	—
Total revenues	89,943	616,249	6,983	799,738	14,057

Cost of sales (excludes depreciation and amortization expense):
Barnes & Noble Education	72,871	465,510	—	579,187	—
Operating expenses:
Immersion	1,752	4,165	3,870	17,576	7,685
Barnes & Noble Education	25,835	82,167	—	127,039	—
Total operating expenses	27,587	86,332	3,870	144,615	7,685
Operating income (loss)
Immersion	148	9,962	3,113	44,976	6,372
Barnes & Noble Education	(10,663)	54,445	—	30,960	—
Operating income (loss)	$(10,515)	$64,407	$3,113	$75,936	$6,372

4. REVENUE RECOGNITION

Immersion

Disaggregated Revenue

The following table presents the disaggregation of our revenue of Immersion for the month ended July 31, 2024, and the three and six months ended October 31, 2024 and June 30, 2023 (in thousands):

	One Month Ended	Three Months Ended		Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	October 31, 2024	June 30, 2023
Fixed fee license revenue	$483	$10,676	$1,254	$56,003	$2,404
Per-unit royalty revenue	1,417	3,451	5,729	6,549	11,653
Total revenues	$1,900	$14,127	$6,983	$62,552	$14,057

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. In the three months ended October 31, 2024, we recorded no adjustments to royalty revenue recognized in the previous quarter. We recorded adjustments of $0.3 million to increase royalty revenue during the three months ended June 30, 2023.

Contract Assets

As of October 31, 2024, we had contract assets of $6.7 million included within Prepaid expenses and other current assets and $24.3 million within Other assets -noncurrent on the Condensed Consolidated Balance Sheets. As of April 30, 2024, we had contract assets of $6.6 million included within Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract assets increased by $24.4 million from May 1, 2024, to October 31, 2024, primarily due to an increase in unbilled revenue related to the new contracts we entered into during the six months ended October 31, 2024.

Deferred Revenue

The following table presents changes in deferred revenue associated with Immersion’s contract liabilities (in thousands):

	October 31, 2024	June 30, 2023
Deferred revenue beginning of the period	$20,472	$17,395
Additions to deferred revenue during the period	1,312	—
Reductions to deferred revenue for revenue recognized during the period	(11,566)	(2,387)
Deferred revenue balance end of the period	$10,218	$15,008

        Based on contracts signed and payments received as of October 31, 2024, we expect to recognize $10.2 million in revenue under our fixed fee license agreements, which are satisfied over time, including $7.4 million over one to three years and $2.8 million over more than three years.

Barnes & Noble Education

Disaggregated Revenue

The following table disaggregated the revenue associated with our major products and service offerings (in thousands):

	One Month Ended July 31, 2024	Three Months Ended October 31, 2024	From June 10, 2024 to October 31, 2024
Course material sale	$65,559	$431,443	$523,816
General merchandise sale	15,144	99,659	130,811
Services and other revenue	4,342	28,572	35,165
Total product and other revenue	85,045	559,674	689,792
Course material rental income	2,998	42,448	47,394
Total revenue	$88,043	$602,122	$737,186

Deferred Revenue

The following table presents changes in deferred revenue associated with Barnes & Noble Education's contract liabilities (in thousands):

October 31, 2024
Deferred revenue as of the acquisition date	$11,044
Additions to deferred revenue during the period	91,225
Reductions to deferred revenue for revenue recognized during the period	(61,392)
Deferred revenue balance at the end of period	$40,877

 5.  INVESTMENTS AND FAIR VALUE MEASUREMENTS

We invest surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal. A summary of our investments in marketable equity and debt securities as of October 31, 2024, is as follows:

Investments - current were as follows (in thousands):

	October 31, 2024	April 30, 2024
Marketable equity securities	$44,413	$50,496
U.S. treasury securities	34,396	42,352
Short-term investments	$78,809	$92,848

Investments- noncurrent were as follows (in thousands):

	October 31, 2024	April 30, 2024
U.S. treasury securities	$16,101	$19,747
Corporate bonds	21,246	26,798
Investments- noncurrent	$37,347	$46,545

Marketable Securities

Marketable securities as of October 31, 2024 and April 30, 2024 consisted of the following (in thousands):

	October 31, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$45,339	$2,802	$(3,728)	$44,413
Marketable debt securities
U.S. treasury securities	49,749	748	—	50,497
Corporate bonds	20,584	684	(22)	21,246
Total marketable debt securities	70,333	1,432	(22)	71,743
	$115,672	$4,234	$(3,750)	$116,156

	April 30, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$50,645	$5,656	$(5,805)	$50,496
Marketable debt securities
U.S. treasury securities	61,306	825	(32)	62,099
Corporate bonds	25,695	1,151	(48)	26,798
Total marketable debt securities	87,001	1,976	(80)	88,897
	$137,646	$7,632	$(5,885)	$139,393

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of October 31, 2024 (in thousands) are as follows:

	October 31, 2024
	Amortized Cost	Fair Value
Less than 1 year	$33,842	$34,396
1 to 5 years	36,491	37,347
Total	$70,333	$71,743

         As of October 31, 2024, the fair value of corporate bonds with unrealized loss position was $10.8 million, with an aggregated loss of $22,000.  There were no U.S.treasury with unrealized loss position at October 31. 2024.As of April 30, 2024, the fair value of available-for-sale debt securities in unrealized loss position for corporate bonds and U.S. treasury securities were $5.6 million and $25.2 million, respectively, with an aggregated loss of $0.1 million. For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. We had no credit-related impairment loss as of October 31, 2024 and April 30, 2024.

Derivative Financial Instruments

Our derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets as of October 31, 2024 and April 30, 2024 (in thousands):

	October 31, 2024
	Cost	Unrealized Gains	Fair Value
Derivative instruments	$7,145	$(3,251)	$3,894
	$7,145	$(3,251)	$3,894

	April 30, 2024
	Cost	Unrealized Gains	Fair Value
Derivative instruments	$7,935	$(2,495)	$5,440
	$7,935	$(2,495)	$5,440

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments and realized gains and losses from our marketable debt securities are as follows (in thousands):

	One Month Ended	Three Months Ended		Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	October 31, 2024	June 30, 2023
Net unrealized gains (losses) recognized on marketable equity securities	$2,839	$(2,407)	$(1,255)	$(776)	$759
Net realized gains recognized on marketable equity securities	704	834	4,561	3,941	6,230
Net unrealized gains (losses) recognized on derivative instruments	1,128	1,282	(91)	757	(194)
Net realized gains recognized on derivative instruments	172	866	1,520	3,462	2,237
Net realized gains recognized on marketable debt securities	1,056	35	217	1,308	217
Total net gains recognized in interest and other income (loss), net	$5,899	$610	$4,952	$8,692	$9,249

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

Our financial instruments measured at fair value on a recurring basis consisted of U.S. treasury securities, equity securities, corporate bonds and derivatives. Equity securities are classified within Level 1 of the fair value hierarchy as they are valued based on quoted market price in an active market. U.S. treasury securities, corporate bonds and derivative instruments are valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of October 31, 2024, and April 30, 2024.

Financial instruments measured at fair value on a recurring basis as of October 31, 2024 and April 30, 2024 are classified based on the valuation technique in the table below (in thousands):

	October 31, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$—	$50,497	$—	$50,497
Equity securities	44,413	—	—	44,413
Corporate bonds	—	21,246	—	21,246
Total assets at fair value	$44,413	$71,743	$—	$116,156

Liabilities
Derivative instruments	$—	$3,894	$—	$3,894
Total liabilities at fair value	$—	$3,894	$—	$3,894

	April 30, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$—	$62,099	$—	$62,099
Equity securities	50,496	—	—	50,496
Corporate bonds	8,220	18,578	—	26,798
Total assets at fair value	$58,716	$80,677	$—	$139,393

Liabilities
Derivative instruments	$—	$5,440	$—	$5,440
Total liabilities at fair value	$—	$5,440	$—	$5,440

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

The following table summarizes additional information related to Immersion’s operating leases:

	October 31, 2024	June 30, 2023
Weighted average remaining lease terms (in years)	1.50	0.70
Weighted average discount rate	4.7%	N/A

Barnes & Noble Education

Barnes & Noble Education leases the right to operate on-campus bookstores at colleges and universities, office space and vehicles under operating leases in accordance with the provisions of ASC Topic 842, with expiration dates on or before June 30, 2033. Barnes & Noble Education recognizes lease expense on a straight-line basis over the lease term or over the contract year in order to best reflect the pattern of the underlying leased asset. Leases with an initial term of twelve months or less are not recorded on the Condensed Consolidated Balance Sheets. Barnes & Noble Education combines lease and non-lease components for new and reassessed leases, and applies discount rates to operating leases under a portfolio approach.

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

The following table summarizes additional information related to Barnes & Noble Education’s operating leases:

	One Month Ended July 31, 2024	Three Months Ended October 31, 2024	From June 10, 2024 to October 31, 2024
Operating lease cost	$2,279	$26,039	$31,826
Variable lease payments	5,967	29,771	39,036
Sublease income	1,006	15,138	19,399
Total lease cost	$9,252	$70,948	$90,261

For the period June 10, 2024 to October 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	27,421
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	48,143
Weighted-average remaining lease term (in years)	4.7
Weighted-average discount rate	6.6%

7.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

We recognized $14.2 million in goodwill as the result of the business combination with BNED on June 10, 2024, as further described in Note 2. Business Combination. The carrying value of goodwill as of October 31, 2024 and April 30, 2024, were $14.2 million and $0, respectively.

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, the Company did not record any goodwill impairment losses during the three and six months ended October 31, 2024. Goodwill represents the future economic benefit attributable to the Barnes & Noble Education's assembled workforce, which is not individually and separately recognized as an intangible asset. As such, the carrying value of goodwill has been allocated to the Barnes & Noble Education Segment and none of the goodwill has been allocated to the Immersion Segment.

Intangible Assets, net

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Condensed Consolidated Balance Sheets as of October 31, 2024 (in thousands):

	As of October 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (Years)
Trade name	$45,000	$—	$45,000	Infinite
Customer relationships	50,000	(1,496)	48,504	12.6
Total	$95,000	$(1,496)	$93,504

Amortization of finite-lived intangible assets is computed using the straight-line method over their estimated useful lives. Trade name is determined to have an indefinite useful life and is not subject to amortization.

Amortization expense was $0.3 million for the month ended July 31, 2024. Amortization expense was $1.0 million for the three months ended October 31, 2024. Amortization expense was $1.5 million for the period from June 10, 2024, to October 31, 2024.

Estimated amortization expense of the intangible assets to be recognized by the Company are as follows (in thousands):

Year ended April 30,
Remainder of 2025	$1,923
2026	3,846
2027	3,846
2028	3,846
2029	3,846
Thereafter	31,197
Total	$48,504

8.  DEBT

The following is a summary of Barnes & Noble Education’s outstanding borrowing as of October 31, 2024 (in thousands):

	Maturity Date	As of October 31, 2024
Total debt - Barnes & Noble credit facility	June 9, 2028	$177,551
Balance sheet classification:
Long-term borrowings		$177,551

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

Interest under the Restated ABL Facility accrues, at the election of Barnes & Noble Education, either (x) based on the Secured Overnight Financing Rate (“SOFR”), which is subject to a floor of 2.5% per annum, plus a spread of 3.5% per annum or (y) at an alternate base rate, which is subject to a floor of 3.5% per annum, plus a spread of 2.5% per annum, provided that, in the event Barnes & Noble Education meets certain financial metrics for a consecutive six-month period beginning and ending after the one-year anniversary of the Closing Date, the foregoing spreads shall be reduced by 0.25% per annum.

The Restated ABL Facility contains customary negative covenants that limit Barnes & Noble Education’s ability to incur or assume additional indebtedness, grant or permit liens, make investments, make dividend payments, make Restricted Payments (as defined under the Restated ABL Facility agreement) and other specified payments, merge with other entities, dispose of or acquire assets, or engage in transactions with affiliates, among other things. Additionally, the Restated ABL Facility includes the following financial maintenance covenants:

•

following the date that is six months following the Closing Date, Barnes & Noble Education is required to maintain a minimum Availability (as defined in the Restated ABL Facility agreement) of (x) $25 million for the first thirty (30) months after the Closing Date and (y) $30 million after the date that is thirty (30) months after the Closing Date;

•

commencing with the month ending on or about May 31, 2025, Barnes & Noble Education is required to maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Restated ABL Facility) of not less than 1.10 to 1.00, which will be tested monthly on the last day of each fiscal month for the trailing 12-month period; and

•

commencing with the quarter ending on or about October 31, 2024, Barnes & Noble Education is required to maintain a minimum Consolidated EBITDA (as defined in the Restated ABL Facility), which will be tested quarterly on the last day of each fiscal quarter for (a) the trailing six-month period for the first test date, (b) the trailing nine-month period of the second test date and (c) for the trailing 12-month period thereafter.

The Restated ABL Facility contains customary events of default, including for non-payment of obligations owing under the Credit Facility, material breaches of representations and warranties, failure to perform or observe covenants, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Restated ABL Facility also contains customary affirmative covenants and representations and warranties.

The credit facility is secured by substantially all of the inventory, accounts receivable and related assets of the borrowers under the credit facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to Barnes & Noble Education and pledge of equity from subsidiaries, exclusive of real estate). None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion Corporation.

In connection with the Restated ABL Facility, with respect to the 1.0% fee payable in connection with the eighth amendment to the Restated ABL Facility (prior to its having been restated), (x) 50% was paid on September 2, 2024, and (y) 50% is due and payable on June 10, 2025.

As of October 31, 2024, and through the date of this filing, Barnes & Noble Education was in compliance with all debt covenants under the Restated ABL Facility.

During the period from June 10, 2024, to October 31, 2024, Barnes & Noble Education borrowed $404.1 million and repaid $327.8 million under the Restated ABL Facility, with $177.6 million of outstanding borrowings under the Restated ABL Facility as of October 31, 2024. As of October 31, 2024, Barnes & Noble Education issued $3.6 million in letters of credit under the Restated ABL Facility.

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

Under our equity incentive plans, stock options may be granted at prices not less than the fair market value on the date of grant for such stock options. Stock options generally vest over four years and expire seven years from the applicable grant date. Market condition-based stock awards are subject to a market conditions whereby the closing price of our common stock must exceed a certain level for a number of trading days within a specified time frame or the awards will be canceled before expiration. RSAs generally vests over one year. RSUs generally vest over three years. Awards granted other than a stock option or a stock appreciation right shall reduce the common stock shares available for grant by 1.75 shares for every share issued.

A summary of our equity incentive program as of October 31, 2024 is as follows (in thousands):

Common stock shares available for grant	2,824
RSUs outstanding	1,361
RSAs outstanding	86
PSUs outstanding	50

As of October 31, 2024, we did not have any outstanding stock options.

Restricted Stock Units

The following summarizes RSU activities for the six months ended October 31, 2024:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 30, 2024	1,129	$6.53	1.09	$8,207
Granted	424	9.38
Released	(192)	5.91
Forfeited	—	—
Outstanding at October 31, 2024	1,361	$7.50	0.74	$11,469

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards

The following summarizes RSA activities for the six months ended October 31, 2024:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at April 30, 2024	86	$7.25	1.00
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at October 31, 2024	86	$7.25	0.49

Market Condition-Based Performance Stock Units

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

In March 2023, the Performance Milestone of the first tranche was achieved.  The second tranche Performance Milestone was achieved in the first quarter of fiscal 2025. In August 2024, the Performance Milestone of the third and final tranche was met. As of October 31, 2024, 50,000 PSUs were outstanding and will be released upon the satisfaction of the services condition.

The following summarizes PSU activities for the six months ended October 31, 2024:

	Number of Market Condition-Based Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at April 30, 2024	400	$3.63	0.42
Granted	—	—
Released	(350)	3.63
Forfeited	—	—
Outstanding at October 31, 2024	50	$3.63	0.17

Stock-based Compensation Expense

Valuation and amortization methods

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards for the month ended July 31, 2024, the three and six months ended October 31, 2024, and June 30, 2023 is as follows (in thousands):

	One Month Ended	Three Months Ended		Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	October 31, 2024	June 30, 2023
Stock options	$—	$—	$16	$—	$(40)
RSUs, RSAs and PSUs	863	2,154	744	3,685	1,747
Total	$863	$2,154	$760	$3,685	$1,707

As of October 31, 2024, there was $5.6 million of unrecognized compensation cost adjusted for estimated forfeitures related to unvested, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Barnes & Noble Education

Barnes & Noble Education grants options, restricted stock awards and restricted stock units under the Barnes & Noble Education Equity Incentive Plan. On June 10, 2024, as part of the business combination, we assumed the following equity awards:

Shares Assumed
Stock options	25,191
Restricted stock award	4,853
Restricted stock unit	1,518
Total equity awards assumed	31,562

The total fair value of equity award assumed was $33,000.

On June 18, 2024, Barnes & Noble Education granted 7,441 RSUs and 29,764 RSAs to the members of BNED Board. These awards vested on September 18, 2024.

On September 20, 2024, Barnes & Noble Education granted 61,290 RSUs and 81,720 RSAs to members of BNED Board. These awards vest on the earlier of one year from the date of grant or the next annual meeting of stockholders.

On September 20, 2024, Barnes & Noble Education granted 1,533,250 PSUs to employees that include both a service condition and market condition in order for PSUs to vest. The PSUs vest upon BNED Common Stock achieving a specified price per share (measured using a 100-day average volume weighted average price) for each of three tranches and continued employment through a specified date. There is a period of seven years from the grant date in order to achieve the specific target share price. We have determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the service derived period regardless of whether the market condition is satisfied. The fair value models for the PSUs use assumptions that include the risk-free interest rate and expected volatility. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected PSU term. Volatility is based on the historical volatility of Barnes & Noble Education's common stock over a period of time corresponding to the expected PSU term.

	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	$20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	3.53%	3.53%	3.53%
Company volatility	120%	120%	120%
Derived service period	1.0 year	2.0 years	3.0 years
Grant date fair value per award	$9.74	$9.62	$9.46

Stock-based Compensation Expense

For the month ended July 31, 2024, the three months ended October 31, 2024, and the period from June 10, 2024, to October 31, 2024, the total stock-based compensation expense for options, RSAs, RSUs and PSUs were $0.1 million,  $1.0 million and $1.1 million, respectively.

The total unrecognized compensation cost related to unvested awards as of October 31, 2024, was $15.2 million and is expected to be recognized over a weighted-average period of 1.8 years.

10.  EMPLOYEE BENEFIT PLAN

Barnes & Noble Education sponsors defined contribution plans for the benefit of substantially all of its employees. MBS Textbook Exchange, LLC (“MBS”), a subsidiary of Barnes & Noble Education, maintains a profit-sharing plan covering substantially all full-time employees of MBS. For all plans, Barnes & Noble Education is responsible to fund the employer contributions directly, if any. There was no benefit expense for these plans during the period from June 10, 2024, to October 26, 2024.

11.  STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023, to December 29, 2024. On August 27, 2024, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2024, to December 29, 2025.

We did not repurchase any stock during the six months ended October 31, 2024. As of October 31, 2024, we had $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

Dividends Declared and Dividend Payments

On November 13, 2023, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on January 25, 2024, to stockholders of record on January 14, 2024.

On February 28, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on April 19, 2024, to stockholders of record on April 12, 2024.

On May 8, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on July 26, 2024. to stockholders of record on July 8, 2024.

On August 12, 2024, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on October 18, 2024, to stockholders of record on October 4, 2024.

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time to time.

In the six months ended October 31, 2024 and June 30, 2023, the total dividends paid were $3.0 million and $3.0 million, respectively.

At-the-Market Equity Offerings

On September 19, 2024, Barnes & Noble Education entered into an At-the-Market ("ATM") Sales Agreement with BTIG, LLC (“BTIG”) (the "Sales Agreement"), under Barnes & Noble Education may offer and sell BNED Common Stock from time to time through BTIG as its sales agent. BTIG will use commercially reasonable efforts to sell an aggregate offering of up to $40 million of BNED Common Stock from time to time, based upon Barnes & Noble Education’s instructions (including any price, time or size limits or other customary parameters or conditions Barnes & Noble Education may impose). Barnes & Noble Education will pay BTIG a commission of 2% of the gross sales proceeds of any common shares sold under the Sales Agreement. Barnes & Noble Education is not obligated to make any sales of common shares under the Sales Agreement. During the three months ended October 31, 2024, Barnes & Noble Education issued and sold 1,046,460 shares of BNED Common Stock under the sales agreement at a weighted-average price of $9.35 per share and received $9.6 million in proceeds, net of commissions.

12.  NONCONTROLLING INTEREST
Immersion is the primary beneficiary of Barnes & Noble Education and as a result, consolidates the financial results of Barnes & Noble Education and reports a noncontrolling interest representing BNED Common Stock held by other Barnes & Noble Education’s stockholders. Changes in Immersion’s ownership interest in Barnes & Noble Education while Immersion retains its controlling interest in Barnes & Noble Education are accounted for as equity transactions.
The following table summarizes the ownership interest in Barnes & Noble Education:

	October 31, 2024
	Shares Owned	% of Ownership
Number of Barnes & Noble Education Common Stock held by Immersion	11,006,701	40.30%
Number of Barnes & Noble Education Common Stock held by noncontrolling interest	16,279,830	59.70%
Total Barnes & Noble Education common stock outstanding	27,286,531	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to the non-controlling interest holders and were as follows:

	One Month Ended July 31, 2024	Three Month Ended October 31, 2024	From June 10, 2024 to October 31, 2024
Non-controlling interest holders' weighted average ownership percentages	58.0	58.6	58.2

The following table summarizes the effect of changes in ownership of Barnes & Noble Education on the Company’s equity for the periods presented (in thousands):

	One Month Ended July 31, 2024	Three Month Ended October 31, 2024	From June 10, 2024 to October 31, 2024
Net Income (loss) attributable to Immersion	$(4,891)	$20,171	$9,480
Transfers from (to) non-controlling interests:
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, and sales of common stock	$—	$(42)	$56,410
Total effect of changes in ownership interest on equity attributable to Immersion stockholders	$(4,891)	$20,129	$65,890

13.  INCOME TAXES

Provision for income taxes for the month ended July 31, 2024, and the three and six months ended October 31, 2024 and June 30, 2023 consisted of the following (in thousands):

	One Month Ended	Three Months Ended		Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	October 31, 2024	June 30, 2023
Income (loss) before provision for income taxes	$(5,457)	$63,400	$9,872	$83,258	$19,657
Provision for income taxes	(976)	(7,641)	(2,844)	(15,104)	(4,351)
Effective tax rate	(17.9)%	12.1%	28.8%	18.1%	22.1%

Provision for income taxes for the month ended July 31, 2024, and the three and six months ended October 31, 2024 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate.

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

As of October 31, 2024, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $7.6 million, all of the $7.6 million could be payable in cash. In addition, interest and penalty of $0.2 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $7.6 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax provision of $1.3 million on pre-tax loss of $48.5 million during the period of May 1, 2024, to October 31, 2024, which represented an effective income tax rate of (2.6)%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of October 31, 2024, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the rights offering, backstop commitment, private investment, and debt term loan conversion completed on June 10, 2024, Barnes & Noble Education may have experienced an ownership change as defined by Sections 382 and 383. Barnes & Noble Education intends to perform a study to determine if an ownership change has occurred. If it is determined that an ownership change has occurred under Section 382 and 383, Barnes & Noble Education expects any corresponding annual limitations to severely impact the future utilization of its tax attributes including its $265.5 million NOL carryforward.

14. EARNINGS PER SHARE

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

The following are reconciliations of the denominators used in computing basic and diluted net income per share (in thousands):

	One Month Ended	Three Months Ended		Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	October 31, 2024	June 30, 2023
Numerator for basic earnings per share:
Net income attributable to Immersion stockholders	$323	$27,157	$7,028	$54,317	$15,306

Denominator:
Weighted-average shares outstanding, basic	31,970	32,222	32,583	32,093	32,474
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	730	695	227	796	365
Weighted average shares outstanding, diluted	32,700	32,917	32,810	32,889	32,839

Net income per share attributable to Immersion stockholders
Basic	$0.01	$0.84	$0.22	$1.69	$0.47
Diluted	$0.01	$0.83	$0.21	$1.65	$0.47

We include PSUs in the calculation of diluted earnings per share if the applicable performance conditions have been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the month ended July 31, 2024 and the three and six months ended October 31, 2024 and June 30, 2023, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	One Month Ended	Three Months Ended		Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	October 31, 2024	June 30, 2023
Stock options	—	—	136	—	138
RSUs, RSAs and PSUs	—	5	10	3	5
Total	—	5	146	3	143

 15. COMMITMENTS AND CONTINGENCIES

       We are involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of our business, including actions with respect to contracts, intellectual property, taxation, employment, benefits, personal injuries and other matters. The results of these proceedings in the ordinary course of business are not expected to have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flows.

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

On April 25, 2023, we received notice from LGE requesting us to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, we provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2023, we recorded this deposit in Long-term deposits on our Condensed Consolidated Balance Sheets. On June 29, 2023, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, the Company submitted its rebuttal brief in response thereto. On September 25, 2023, the Korean tax authority submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing the claims of the Company on the grounds that its claims are without merit. In response thereto, on behalf of LGE, we filed an appeal with the Korea Administrative Court on December 29, 2023. On July 23, 2024, the Korea Tax Tribunal rendered a decision against LGE, and the deadline for the court appeal of the local income claim is October 21, 2024. In addition, the Korea Administrative Court scheduled a hearing date of August 29, 2024, which was cancelled and will be rescheduled at a later date. On October 18, 2024, the Company filed a complaint and a brief with the Korea Administrative Court for the local income tax appeal. This case has been reassigned due to its significance and the Korean tax authority filed its answer on November 27, 2024. As of October 31, 2024, we have accrued $0.3 million of withholding taxes, interest and penalties related to the 2018 to 2022 period for which the Korean tax authorities have recently assessed LGE. These withholding taxes have been reclassified and reported as an impairment reduction to the Long-term deposit made in the third quarter of 2023 in order to present the deposit at its estimated recoverable value.

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Condensed Consolidated Statements of Operations and Comprehensive Income (loss). In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposit on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long-term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for which we recorded in Long-term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be accrued as an Other current liabilities.

In the event that we do not ultimately prevail in our appeal in the Korean courts with respect to this case, the applicable deposits included in Long-term deposits would be recorded as additional income tax expense on our Condensed Consolidated Statements of Operation and Comprehensive Income (loss), in the period in which we do not ultimately prevail.

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

Valve responded to the complaint on July 24, 2023, with a motion to dismiss. Valve re-noted its motion, which changed Immersion’s response deadline from August 14, 2023, to August 21, 2023. Immersion timely filed its response, and Valve filed its reply on August 25, 2023. The Court heard arguments on Valve’s motion on February 8, 2024. The Court entered a case schedule on November 21, 2023. The case scheduled did not include a trial date but set the pretrial conference for May 30, 2025.

Valve filed IPRs, IPR2024-00477 and IPR2024-00478 on January 19, 2024. These petitions are directed to U.S. Patent Nos. 7,336,260 and 9,430,042 respectively. The Company filed its patent owner preliminary responses to these petitions on April 26, 2024, and April 29, 2024, respectively. The Patent Trial and Appeal Board issued a decision, granting institution of these petitions on July 24, 2024, and July 25, 2024, respectively. The Company’s patent owner responses to these petitions were filed on October 15, 2024, and October 17, 2024, respectively. Valve filed IPR2024-00508 on January 30, 2024, which is directed to U.S. Patent No. 9,116,546. The Company elected not to file a patent owner preliminary response to this petition. The Patent Trial and Appeal Board issued a decision, granting institution of this petition on August 6, 2024. The Company elected not to file patent owner response to the petition. Valve filed IPR2024-00556 on February 7, 2024, which is directed to U.S. Patent No. 8,749,507. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 6, 2024. The Company elected not to file a patent owner response to the petition. Valve filed IPR2024-00557 on February 7, 2024, which is directed to U.S. Patent No. 10,665,067. The Company filed its patent owner's preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 13, 2024. The Company’s patent owner response to the petition was filed November 5, 2024. Valve filed IPR2024-00582 on February 16, 2024, which is directed to U.S. Patent No. 11,175,738. The Company filed its patent owner preliminary response to this petition on June 27, 2024. The Patent Trial and Appeal Board issued a decision on granting institution on September 25, 2024. The Company’s patent owner response to the petition is due December 16, 2024. Valve filed IPR2024-00714 on March 22, 2024, which is directed to U.S. Patent No. 10,627,907. The Company filed its preliminary patent owner preliminary response to this petition on July 30, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 28, 2024. The Company’s patent owner response to the petition is due January 21, 2025.

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

16.  SUPPLEMENTARY INFORMATION

Restructuring and Other Charges

During the period from June 10, 2024, to October 31, 2024, Barnes & Noble Education recognized restructuring and other charges (credits) totaling $5.1 million, comprised primarily of $2.1 million related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $2.0 million of severance costs related to the departure of Barnes & Noble Education's Chief Executive Officer on June 11, 2024, a $1.9 million loss related to fixed assets disposal and $0.8 million costs associated with legal and advisory professional services restructuring and process improvements and other charges. These costs and expenses were partially offset by a $1.4 million expense reversal related to the termination of liabilities related to a frozen retirement benefit plan.

17.  SUBSEQUENT EVENTS

At-the-Market Equity Offerings

        At-the-Market Equity Offerings

        Subsequent to October 26, 2024, Barnes & Noble Education issued and sold 2,928,145 shares of its common stock under the Sales Agreement at a weighted-average price of $10.32 per share and received $29.7 million in proceeds, net of commissions. As of November 27, 2024, we sold the maximum aggregate offering of $40 million of BNED Common Stock under the ATM Sales Agreement.

        Dividends Declared

On November 8, 2024, our Board declared a special cash dividend of $0.245 per share on our outstanding common stock payable, subject to any prior revocation, on January 24, 2025, to stockholders of record on January 10, 2025.

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

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results could differ materially from those projected in the forward-looking statements, therefore we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission the (“SEC”) on March 11, 2024, Part I, Item 1A, “Risk Factors” in Barnes & Noble Education’s Annual Report on Form 10-K for the fiscal year ended April 27, 2024 filed with the SEC on July 1, 2024 and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

COMPANY OVERVIEW

Immersion Corporation (“Immersion”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations the terms the “Company,” “us,” “we,” or “our” refer to Immersion and its consolidated subsidiaries. Immersion generates license and royalty revenues from a wide range of IP that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial.

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education” or “BNED”), refer to Note 2. Business Combination for more information. The financial results of Barnes & Noble Education have been included in our condensed consolidated financial statements from the acquisition date of June 10, 2024.

Following the closing of the Transactions (as defined in Note 2. Business Combination) with Barnes & Noble Education we operate our business in two operating segments: Immersion and Barnes & Noble Education.

In order to more closely align with Barnes &Noble Education’s fiscal year end, on September 27, 2024, our Board of Directors (the “Board”) approved a change of our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on May 1 and ending on April 30. As a result of the change in fiscal year end, we filed a Transition Report on Form 10-QT for the transition period from January 1, 2024, through April 30, 2024, on November 8, 2024. The change in quarterly reporting from the old to the new fiscal year resulted in the one month period ended July 31, 2024 not being covered by a separate report on Form 10-Q. As this period is not covered in the transition report, it is included in this first initial report on Form 10-Q for the newly adopted fiscal year. The financial results for the month ended July 31, 2024, did not have a significant impact on our financial position and results of operation.

Our fiscal year begins on May 1 and ends on April 30. Our new fiscal quarters end on July 31, October 31, January 31 and April 30. Therefore, the financial results of certain fiscal quarters may not be comparable to the financial results of prior fiscal quarters. References throughout this Quarterly Report on Form 10-Q to fiscal 2025 with respect to Immersion refer to the fiscal year ending April 30, 2025.

The financial information presented in this Quarterly Report on Form 10-Q includes the financial information of Barnes & Noble Education for the 13 weeks and 26 weeks ended October 26, 2024.

We did not recast the condensed consolidated financial statements for the three and six months ended October 31, 2023, because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical and would not have been cost-justified. As a result, the condensed consolidated financial statements for the three and six months ended June 30, 2023, are presented as the most nearly comparable quarter of the earlier year.

RESULTS OF OPERATION

	One Month Ended	Three Months Ended		Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	October 31, 2024	June 30, 2023
Revenues:
Immersion:
Royalty and license	$1,900	$14,127	$6,983	$62,552	$14,057
Barnes & Noble Education:
Product and other	85,045	559,674	—	689,792	—
Rental income	2,998	42,448	—	47,394	—
	88,043	602,122	—	737,186	—
Total revenues	89,943	616,249	6,983	799,738	14,057
Cost of sales (excludes depreciation and amortization expense):
Barnes & Noble Education:
Product and other cost of sales	71,206	443,123	—	554,004	—
Rental cost of sales	1,665	22,387	—	25,183	—
	72,871	465,510	—	579,187	—
Operating expenses:
Immersion:
Selling and administrative expenses	1,752	4,165	3,870	17,576	7,685
Barnes & Noble Education:
Selling and administrative expenses	20,088	72,717	—	107,324	—
Depreciation and amortization expense	3,120	9,391	—	14,651	—
Restructuring and other charges	2,627	59	—	5,064	—
	25,835	82,167	—	127,039	—
Total operating expenses	27,587	86,332	3,870	144,615	7,685
Operating income (loss)	(10,515)	64,407	3,113	75,936	6,372
Interest and other income, net	6,524	3,540	6,759	14,236	13,285
Interest expense	(1,466)	(4,547)	—	(6,914)	—
Income (loss) before provision for income taxes	(5,457)	63,400	9,872	83,258	19,657
Provision for income taxes	(976)	(7,641)	(2,844)	(15,104)	(4,351)
Net income (loss)	$(6,433)	$55,759	$7,028	$68,154	$15,306

Immersion

Immersion generates license and royalty revenues from a wide range of IP that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial.

We have adopted a business model under which we offer licenses to our patented technology to our customers and offer our customers enabling software, related tools and technical assistance related to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology.  Our licenses enable our customers to deploy haptically-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 800 issued or pending patents worldwide as of October 31, 2024. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.

A summary of our results of operation for the month ended July 31, 2024, and the three and six months ended October 31, 2024, and June 30, 2023 is as follows (in thousands, except for percentages):

	One Month Ended	Three Months Ended				Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	$ Change	% Change	October 31, 2024	June 30, 2023	$ Change	% Change
Revenues:
Fix license revenue	$483	$10,676	$1,254	$9,422	751%	$56,003	$2,404	$53,599	2230%
Per unit royalty revenue	1,417	3,451	5,729	(2,278)	-40%	6,549	11,653	(5,104)	-44%
	1,900	14,127	6,983	7,144	102%	62,552	14,057	48,495	345%
Selling and administrative expenses	1,752	4,165	3,870	295	8%	17,576	7,685	9,891	129%
Operating income	$148	$9,962	$3,113	$6,849	220%	$44,976	$6,372	$38,604	606%

Revenues

Immersion revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Fixed fee license revenue increased by $9.4 million in the three months ended October 31, 2024, compared to the three months ended June 30, 2023, primarily due to $9.7 million increase in mobility license revenue following the new license agreements we entered into in the first half of fiscal 2025.

Per-unit royalty revenue decreased by $2.3 million, or 40%, in the three months ended October 31, 2024 compared to the three months ended June 30, 2023, primarily due to a $2.4 million decrease in royalties from mobility licensees.

Geographically, revenues generated in Asia, North America and Europe for the three months ended October 31, 2024 represented 90%, 5%, and 5%, respectively, of our total revenue as compared to 14%, 83%, and 3%, respectively, for the three months ended June 30, 2023.

Fixed fee license revenue increased by $53.6 million in the first six months of fiscal 2025 compared to the six months ended June 30, 2023, primarily due to a $53.8 million increase in mobility license revenue following the new license agreements we entered into in the first half of fiscal 2025.

Per-unit royalty revenue decreased by $5.1 million, or 44%, in the six months ended October 31, 2024 compared to the six months ended June 30, 2023, primarily due to a $2.9 million decrease in royalties from mobility licensees, a $1.4 million decrease in royalties from gaming licensees and a $0.9 million decrease in royalties from other licensees.

Geographically, revenues generated in Asia, North America and Europe for the six months ended October 31, 2024 represented 96%, 3%, and 1%, respectively, of our total revenue as compared to 96%, 1%, and 3%, respectively, for the six months ended June 30, 2023.

Operating Expenses

A summary of operating expenses for the month ended July 31, 2024, and the three and six months ended October 31, 2024, and June 30, 2023, is as follows (in thousands, except for percentages):

	One Month Ended	Three Months Ended				Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	$ Change	% Change	October 31, 2024	June 30, 2023	$ Change	% Change
Selling and administrative expense	$1,752	$4,165	$3,870	$295	8%	$17,576	$7,685	$9,891	129%

Selling and administrative expenses - Our selling and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation; legal and other professional fees; external legal costs for patents; office expense; travel; and facilities costs.

Selling and administrative expenses increased $0.3 million in the three months ended October 31, 2024 as compared to the three months ended June 30, 2023 primarily due to a $0.8 million increase in compensation, benefits and other personnel related costs partially offset by a $0.5 million decrease in legal costs. The increase in compensation, benefits and other personnel related costs is largely attributable to higher stock-based compensation expense resulting from new equity grants partially offset by a decrease in variable compensation.

Selling and administrative expenses increased $9.9 million in the six months ended October 31, 2024 as compared to the six months ended June 30, 2023 primarily due to a $5.1 million increase in legal costs and a $4.9 million increase in compensation, benefits and other personnel related costs. The increase in legal costs was due to an increase from legal costs related to the new license agreements and Barnes & Noble Education Transactions. The increase in compensation, benefits and other personnel related costs were largely driven by increases in variable compensation and higher stock-based compensation.

Barnes & Noble Education

Barnes & Noble Education is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Barnes & Noble Education is also a textbook wholesaler, and inventory bookstore management hardware and software provider. Barnes & Noble Education operates 1,162 physical and virtual bookstores and serves more than 5.7 million students, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.

The strengths of Barnes & Noble Education's business include its ability to compete by developing new products and solutions to meet market needs, its large operating footprint with direct access to students and faculty, its well-established, deep relationships with academic partners and stable, long-term contracts and its well-recognized brands. Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers its BNC First Day® affordable textbook programs, consisting of First Day Complete and First Day, which provide faculty required course materials to students on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. Barnes & Noble Education is moving quickly to accelerate its First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and Barnes & Noble Education plans to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond. See BNC First Day® Affordable Textbook Access Programs below.

Barnes & Noble Education expects to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand its e-commerce capabilities and accelerate such capabilities with its service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (collectively referred to herein as the “F/L Relationship”), win new accounts, and expand its revenue opportunities through strategic relationships. Barnes & Noble Education expect gross comparable store general merchandise sales to increase over the long term, as its product assortments continue to emphasize and reflect changing consumer trends, and Barnes & Noble Education evolves its presentation concepts and merchandising of products in stores and online, which Barnes & Noble Education expects to be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting on Barnes & Noble Education's behalf as its service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of its logo general merchandise business.

The Barnes & Noble brand (licensed from Barnes & Noble Education’s former parent) along with its subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing, and are widely recognized and respected brands in the United States. Barnes & Noble Education's large college footprint, reputation, and credibility in the marketplace not only support its marketing efforts to universities, students, and faculty, but are also important to its relationship with leading publishers who rely on Barnes & Noble Education as one of their primary distribution channels.

BNC First Day Affordable Textbook Programs

Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers its BNC First Day® affordable textbook access programs, consisting of First Day Complete and First Day, which provide faculty required course materials to students on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.

•    First Day Complete is adopted by an institution and includes all or the majority of undergraduate classes (and on occasion graduate classes), providing students with both physical and digital materials. In addition to providing numerous benefits to students, faculty and administrators, the First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.

•    First Day is adopted by a faculty member for a single course, and students receive primarily digital course materials through their school's learning management system ("LMS").

Offering course materials through the BNC First Day® affordable textbook access programs, First Day Complete and First Day, is an important strategic initiative to meet the market demands of reduced pricing for students, as well as the opportunity to improve student outcomes, while, at the same time, increasing Barnes & Noble Education's market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These affordable textbook access programs have allowed Barnes & Noble Education to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted. Barnes & Noble Education is moving quickly to accelerate its First Day Complete strategy. Many institutions have already adopted First Day Complete, and Barnes & Noble Education plans to continue to scale the number of schools adopting First Day Complete in fiscal 2025 and beyond.

Seasonality

Barnes & Noble Education's business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Barnes & Noble Education's quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in our fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.

Given the growth of BNC First Day® affordable textbook access programs, the timing of cash collection from the school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts Barnes & Noble Education's BNC First Day® affordable textbook access offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in the third quarter given the timing of the Spring Term and Barnes & Noble Education's quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of Barnes & Noble Education's sales shift to BNC First Day® affordable textbook access offerings, Barnes & Noble Education is focused on efforts to better align the timing of its cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the customer accesses the digital content compared to: (i) the rental of physical textbooks where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of products by Barnes & Noble Education customers for products ordered through its websites and virtual bookstores.

A summary of Barnes & Noble 's Education’s s results of operation for the reporting period for the month ended July 31, 2024, the three months ended October 31, 2024 and for the period from June 10, 2024, to October 31, 2024, is as follows (in thousands):

	One Month Ended July 31, 2024	Three Months Ended October 31, 2024	From June 10, 2024 to October 31, 2024
Revenues:
Product and other	$85,045	$559,674	$689,792
Rental income	2,998	42,448	47,394
Total revenue	88,043	602,122	737,186
Cost of sales (excluding depreciation and amortization expense):
Product and other cost of sales	71,206	443,123	554,004
Rental cost of sales	1,665	22,387	25,183
Total cost of sale	72,871	465,510	579,187
Operating expenses
Selling and administrative expenses	20,088	72,717	107,324
Depreciation and amortization expense	3,120	9,391	14,651
Restructuring and other charges	2,627	59	5,064
Total operating expenses	25,835	82,167	127,039
Operating income (loss)	$(10,663)	$54,445	$30,960

Revenues

Barnes & Noble Education primarily derives its revenues from sale of course materials, which include new, used, rental and digital textbooks. Additionally, at college and university bookstores which Barnes & Noble Education operates, it sells general merchandise, including emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and café items and graduation products. Barnes & Noble Education's rental income is primarily derived from the rental of physical textbooks. Barnes & Noble Education also derives revenue from other sources, such as sales of bookstore management, hardware and point-of-sale software, and other services.

Total revenue was $602.1 million during the three months ended October 31, 2024, primarily consisting of $559.7 million product and other sales and $42.4 million of rental sales. Total revenue was $737.2 million during the period from June 10, 2024, to October 31, 2024, primarily consisting of $689.8 million product and other sales and $47.4 million of rental sales.

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

Depreciation and amortization

Barnes & Noble Education depreciation and amortization expense consisted primarily of depreciation and amortization expense for property and equipment and intangible assets.

Restructuring and other charges

During the period from June 10, 2024, to October 31, 2024, Barnes & Noble Education recognized restructuring and other charges (credits) totaling $5.1 million, comprised primarily of $2.1 million related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $2.0 million of severance costs related to the departure of Barnes & Noble Education's Chief Executive Officer on June 11, 2024, a $1.9 million loss related to fixed assets disposal and $0.8 million costs associated with legal and advisory professional services restructuring and process improvements and other charges. These costs and expenses were partially offset by a $1.4 million expense reversal related to the termination of liabilities related to a frozen retirement benefit plan.

Interest and Other Income, Interest Expenses and Income Taxes

A summary of consolidated interest and other Income (loss), interest expense and income taxes for the month ended July 31, 2024 and the three and six months ended October 31, 2024 and June 30, 2023 are as follows (in thousands, except for percentages):

	One Month Ended	Three Months Ended				Six Months Ended
	July 31, 2024	October 31, 2024	June 30, 2023	$ Change	% Change	October 31, 2024	June 30, 2023	$ Change	% Change
Operating income (loss)	$(10,515)	$64,407	$3,113	$61,294	1969%	$75,936	$6,372	$69,564	1092%
Interest and other income, net	6,524	3,540	6,759	(3,219)	-48%	14,236	13,285	951	7%
Interest expense	(1,466)	(4,547)	—	(4,547)	NM	(6,914)	—	(6,914)	NM
Income (loss) before provision for income taxes	(5,457)	63,400	9,872	53,528	542%	83,258	19,657	63,601	324%
Provision for income taxes	(976)	(7,641)	(2,844)	(4,797)	169%	(15,104)	(4,351)	(10,753)	247%
Net income (loss)	$(6,433)	$55,759	$7,028	$48,731	693%	$68,154	$15,306	$52,848	345%

Interest and Other Income (loss) - Interest and other income consists primarily of interest and dividend income from cash and cash equivalents and marketable debt and equity securities, realized and unrealized gains (losses) on our marketable equity securities and derivative instruments and realized gains (losses) on our marketable debt securities.

Interest and other income, net decreased $3.2 million during the three months ended October 31, 2024 compared to the three months ended June 30, 2023, primarily due to a $4.2 million decrease in net gains from investments in marketable equity securities and derivative instruments and a $0.5 million increase in interest income.

Interest and other income, net increased $0.4 million during the six months ended October 31, 2024, compared to the six months ended June 30, 2023, primarily driven by a $0.9 million increase in interest income partially offset by a $0.6 million decrease in net gains from investments in marketable equity securities and derivative instruments.

Interest expense - Interest expenses primarily consisted of the interest charges related to Barnes & Noble Education's credit facility.

Provision for income taxes - The changes in the provision for income taxes are described below.

Immersion

Provision for income taxes for the three and six months ended October 31, 2024 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We maintain no valuation allowance against our U.S. federal deferred tax assets and maintain a valuation allowance against certain our U.S. state and Canadian federal deferred tax assets. The change in the estimated effective tax rate was mainly driven by higher U.S. taxable income which was a result of higher U.S. passive income.

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

We also maintain liabilities for uncertain tax positions. As of October 31, 2024, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $7.6 million, all of the $7.6 million could be payable in cash. In addition, interest and penalty of $0.2 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $7.6 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax provision of $1.3 million on pre-tax loss of $48.5 million during the period of May 1st, 2024 to October 31, 2024, which represented an effective income tax rate of (2.6)%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of October 31, 2024, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

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

Cash, cash equivalents and investments-current - As of October 31, 2024, our cash, cash equivalents, and investments- current totaled $159.3 million, a $19.0 million decrease from $178.4 million on April 30, 2024. In addition, as of October 31, 2024, we had restricted cash of $17.3 million.

A summary of select cash flow information for the six months ended October 31, 2024 and June 30, 2023 are as follows (in thousands):

	Six Months Ended
	October 31, 2024	June 30, 2023
Net cash (used in) provided by in operating activities	$(63,975)	$8,754
Net cash used in investing activities	$(4,319)	$(22,706)
Net cash provided by (used in) financing activities	$80,636	$(9,048)

Cash provided by (used in) operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization; stock-based compensation expense, deferred income taxes and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $64.0 million in the six months ended October 31, 2024, a $72.7 million decrease compared to the six months ended June 30, 2023. This cash decrease was primarily attributable to a $145.1 million decrease from changes in operating assets and liabilities partially offset by $52.8 million increase from changes in net income and a $19.6 million increase from non-cash items.

Net cash provided by operating activities was $8.8 million in the six months ended June 30, 2023, a $9.9 million decrease compared to the same period in 2022.  This cash decrease was primarily attributable to a $15.7 million decrease from changes in non-cash items and $6.3 million decrease from changes in net operating assets partially offset by a $12.0 million increase in net income.

Cash used in investing activities - Our investing activities primarily consist of purchases of marketable securities and other investments and proceeds from disposal of marketable securities and other investments; proceeds from issuance of derivative instruments; payments made to settle derivative instruments, payment for business acquisitions, net of cash acquired and purchases of property and equipment.

Net cash used in investing activities during the six months ended October 31, 2024 was $4.3 million primarily consisting of $49.4 million in cash used to purchase marketable securities and in the settlement of derivative instruments, $29.6 million cash used in business acquisition, net of cash acquired and $5.6 million in purchase of property and equipment partially offset by $79.6 million in proceeds from selling marketable securities.

Net cash used in investing activities during the six months ended June 30, 2023 was $22.7 million primarily consisting of $104.6 million in cash used to purchase marketable securities and in the settlement of derivative instrument partially offset by $81.9 million in proceeds from selling marketable securities and derivatives.

Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from issuance of common stock, payments of dividend, proceeds from and repayments of credit facility, cash received from sale issuance of common stock and cash paid for repurchases of our common stock.

Net cash used in financing activities during the six months October 31, 2024 was $80.6 million primarily consisting of $404.1 million proceeds from borrowing under Barnes & Noble Education's credit facility, $9.4 million in proceeds from sale of Barnes & Noble Education Common Stock, net of commissions, partially offset by $327.8 million debt repayment and $3.0 million in dividend payments and $2.0 million in shares withheld for payroll taxes.

Net cash used in financing activities during the six months ended June 30, 2023 was $9.0 million primarily consisting of $5.4 million in dividend payments, $2.9 million stock repurchases and $0.9 million in shares withheld to cover payroll taxes.

Total cash, cash equivalents, and short-term investments were $159.3 million as of October 31, 2024 of which approximately 20%, or $31.1 million, was held by our foreign subsidiaries and subject to repatriation tax effects.

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

On November 8, 2024, our Board declared a special cash dividend of $0.245 per share on the Company’s outstanding common stock payable, subject to any prior revocation, on January 24, 2025 to stockholders of record on January 10, 2025.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

On December 29, 2022, our Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023, to December 29, 2024. On August 27, 2024, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2024, to December 29, 2025.

 As of October 31, 2024, we had $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

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

Business Combination

The results of a business acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date, which may be considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill

We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to the respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, royalty rates and selection of comparable companies. We engage the assistance of third-party valuation specialists in concluding fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. The resulting fair values and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.

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

The identified intangible assets arising from the Barnes & Noble acquisition were trade names and customer relationships $95.0 million in aggregate fair value. We determined the fair values of the acquired intangible assets using an income approach with estimated indefinite useful life for the trade name and 13 years for customer relationships. The noncontrolling interest in Barnes & Noble Education was valued based on the closing price of Barnes & Noble Education’s common stock as of June 10, 2024. We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future results of operations, significant changes in the manner of our use of the acquired assets, or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we assess the likelihood of recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable based on the estimated undiscounted future cash flows of the intangible asset over its remaining useful life, we reduce the net carrying value of the related intangible asset to an estimated fair value.

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

Item 4. Control and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of October 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

       Changes in internal control over financial reporting

On June 10, 2024, we completed the Transactions with Barnes & Noble Education which were accounted for as a business combination. We are currently in the process of assessing Barnes & Noble Education’s internal controls over financial reporting and integrating Barnes & Noble Education with our existing controls over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.  Other than incorporating Barnes & Noble Education’s controls, there were no changes in internal control over financial reporting that occurred during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2012 to 2017 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, the Company filed an appeal with the Korea Administrative Court on June 10, 2019. The Company has had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. The Company had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 8, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities. In connection with the Korea Administrative Court’s decision, the Korean tax authorities filed an appeal on June 28, 2023, with the Seoul High Court to seek the cancellation of the lower court’s decision. The appellate case is in progress at the Seoul High Court and the first hearing and the hearing took place on November 30, 2023 and February 1, 2024, respectively. However, the next hearing will be set at a later date

 On April 25, 2023, the Company received notice from LGE requesting the Company to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, the Company provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to the Company to the extent the Company ultimately prevails in the appeal in the Korean courts. On June 29, 2023, on behalf of LGE, the Company filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, the Company submitted its rebuttal brief in response thereto. On September 23, 2023, the Korean tax authority, on behalf of LGE, the Company submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing the claims of the Company on the grounds that its claims are without merit. In response thereto, on behalf of LGE, the Company filed an appeal with the Korea Administrative Court on December 29, 2023. On July 25, 2024, the Korea Tax Tribunal rendered a decision against LGE, and the deadline for the court appeal of the local income claim is October 21, 2024. In addition, the Korea Administrative Court scheduled a hearing date of August 29, 2024, which was cancelled and will be rescheduled at a later date. On October 18, 2024, the Company filed a complaint and a brief with the Korea Administrative Court for the local income tax appeal. This case has been reassigned due to its significance and the Korean tax authority filed its answer on November 27, 2024.

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

Valve responded to the complaint on July 24, 2023, with a motion to dismiss. Valve re-noted its motion, which changed Immersion’s response deadline from August 14, 2023, to August 21, 2023. Immersion timely filed its response, and Valve filed its reply on August 25, 2023. The Court heard arguments on Valve’s motion on February 8, 2024. The Court entered a case scheduled on November 21, 2023. The case schedule did not include a trial date but set the pretrial conference for May 30, 2025.

Valve filed IPRs, IPR2024-00477 and IPR2024-00478 on January 19, 2024. These petitions are directed to U.S. Patent Nos. 7,336,260 and 9,430,042 respectively. The Company filed its patent owner preliminary responses to these petitions on April 26, 2024, and April 29, 2024, respectively. The Patent Trial and Appeal Board issued a decision, granting institution of these petitions on July 24, 2024, and July 25, 2024, respectively. The Company’s patent owner responses to these petitions were filed on October 15, 2024, and October 17, 2024, respectively. Valve filed IPR2024-00508 on January 30, 2024, which is directed to U.S. Patent No. 9,116,546. The Company elected not to file a patent owner preliminary response to this petition. The Patent Trial and Appeal Board issued a decision, granting institution of this petition on August 6, 2024. The Company elected not to file patent owner's response to the petition. Valve filed IPR2024-00556 on February 7, 2024, which is directed to U.S. Patent No. 8,749,507. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 6, 2024. The Company elected not to file a patent owner response to the petition. Valve filed IPR2024-00557 on February 7, 2024, which is directed to U.S. Patent No. 10,665,067. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 13, 2024. The Company’s patent owner response to the petition was filed November 5, 2024. Valve filed IPR2024-00582 on February 16, 2024, which is directed to U.S. Patent No. 11,175,738. The Company filed its patent owner preliminary response to this petition on June 27, 2024. The Patent Trial and Appeal Board issued a decision on granting institution on September 25, 2024. The Company’s patent owner response to the petition is due December 16, 2024. Valve filed IPR2024-00714 on March 22, 2024, which is directed to U.S. Patent No. 10,627,907. The Company filed its preliminary patent owner preliminary response to this petition on July 30, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 28, 2024. The Company’s patent owner response to the petition is due January 21, 2025.

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

On June 10, 2024, we acquired ownership of approximately 42.0% of the common stock of Barnes & Noble Education and as a public company, with a consolidated subsidiary that is also a public company, we incur significant legal, accounting and other expenses to comply with the requirements applicable to public companies. Many of our personnel and other resources are devoted to ensuring we, and Barnes & Noble Education, comply with requirements applicable to public companies. These further exhausts management and other personnel resources that could be used for other revenue-generating activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       Stock Repurchase Program

On December 29, 2022, our Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023, to December 29, 2024. On August 27, 2024, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2024, to December 29, 2025.

During 2023, we repurchased 1,217,774 shares of our common stock for $8.3 million at an average purchase price of $6.77 per share. We did not repurchase any stock during the six months ended October 31, 2024. As of October 31, 2024, we had $41.7 million available for repurchase under the December 2022 Stock Repurchase Program.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, effective as of August 12, 2022	8-K	000-38334	3.1	August 15, 2022
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
31.1	*	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	+	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Report Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	This certification is deemed not filed for purposes of section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, as amended, or the Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 2024

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

