Form 10-Q
period 2025-01-31
IMMERSION CORP
filed 2025-03-12
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

Number of shares of common stock outstanding at March 6, 2025 was 32,396,432.

IMMERSION CORPORATION

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	January 31, 2025	April 30, 2024
ASSETS
Current assets:
Immersion
Cash and cash equivalents	$68,505	$85,521
Investments – current	76,221	92,848
Accounts receivable, net	3,117	3,138
Prepaid expenses and other current assets	19,299	9,101
	167,142	190,608
Barnes & Noble Education
Cash and cash equivalents	9,185	—
Accounts receivables, net	354,241	—
Merchandise inventories, net	326,825	—
Textbook rental inventories, net	41,033	—
Prepaid expenses and other current assets	27,549	—
	758,833	—
Total current assets	925,975	190,608
Immersion
Property and equipment, net	127	164
Investments – noncurrent	44,118	46,545
Long-term deposits	6,149	6,324
Deferred tax assets	865	2,793
Other assets – noncurrent	27,774	87
	79,033	55,913
Barnes & Noble Education
Property and equipment, net	100,752	—
Intangible assets, net	92,542	—
Goodwill	10,116	—
Operating lease right-of-use assets	150,403	—
Other assets - noncurrent	11,722	—
	365,535	—
Total assets	$1,370,543	$246,521

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	January 31, 2025	April 30, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Immersion
Accounts payable	$16	$55
Accrued compensation	190	4,003
Deferred revenue – current	2,942	12,494
Other current liabilities	30,427	13,654
	33,575	30,206
Barnes & Noble Education
Accounts payable	303,577	—
Accrued liabilities	77,272	—
Deferred revenue – current	49,708	—
Operating lease liabilities – current	74,474	—
	505,031	—
Total current liabilities	538,606	30,206
Immersion
Deferred revenue – noncurrent	6,522	7,978
Other long-term liabilities	4,933	7,107
	11,455	15,085
Barnes & Noble Education
Operating lease liabilities – noncurrent	106,468	—
Deferred revenue – noncurrent	3,260	—
Other noncurrent liabilities	3,261	—
Long-term borrowings	141,200	—
	254,189	—
Total liabilities	804,250	45,291
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock – $0.001 par value; 100,000,000 shares authorized; 49,020,309 and 32,396,432 shares issued and outstanding at January 31, 2025, respectively; 48,047,329 and 31,854,837 shares issued and outstanding at April 30, 2024, respectively	49	48
Additional paid-in capital	384,749	322,786
Accumulated other comprehensive income (loss)	1,911	2,019
Accumulated earnings (deficit)	41,710	(18,263)
Treasury stock at cost: 16,623,877 and 16,192,492 shares, respectively, at cost	(109,253)	(105,360)
Total stockholders' equity attributable to Immersion Corporation stockholders	319,166	201,230
Noncontrolling interest in consolidated subsidiaries	247,127	—
Total stockholders' equity	566,293	201,230
Total liabilities and stockholders’ equity	$1,370,543	$246,521

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2025	September 30, 2023	January 31, 2025	September 30, 2023
Revenues:
Immersion
Royalty and license	$8,437	$9,482	$70,989	$23,539
Barnes & Noble Education
Product and other	423,163	—	1,112,955	—
Rental income	43,162	—	90,556	—
	466,325	—	1,203,511	—
Total revenues	474,762	9,482	1,274,500	23,539
Cost of sales (excludes depreciation and amortization expenses):
Barnes & Noble Education
Product and other cost of sales	343,613	—	897,617	—
Rental cost of sales	25,330	—	50,513	—
	368,943	—	948,130	—
Operating expenses:
Immersion
Selling and administrative expenses	5,010	2,963	22,586	10,648
Barnes & Noble Education
Selling and administrative expenses	71,498	—	178,822	—
Depreciation and amortization expense	9,979	—	24,630	—
Impairment	604	—	604	—
Restructuring and other charges	(7,478)	—	(2,414)	—
	74,603	—	201,642	—
Total operating expenses	79,613	2,963	224,228	10,648
Operating income (loss)	26,206	6,519	102,142	12,891
Interest and other income (expense), net	14,803	(2,554)	29,039	10,731
Interest expense	(4,167)	—	(11,081)	—
Income (loss) before provision for income taxes	36,842	3,965	120,100	23,622
Provision for income taxes	(17,417)	(1,285)	(32,521)	(5,636)
Net income (loss)	$19,425	$2,680	$87,579	$17,986
Net income (loss) attributable to noncontrolling interest	3,953	—	17,790	—
Net income (loss) attributable to Immersion stockholders	$15,472	$2,680	$69,789	$17,986

Earnings per common share attributable to Immersion stockholders
Basic	$0.48	$0.08	$2.17	$0.56
Diluted	$0.47	$0.08	$2.12	$0.55
Weighted Average Common Stock Outstanding
Basic	32,294	32,523	32,159	32,254
Diluted	33,055	32,750	32,959	32,586

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31, 2025	September 30, 2023	January 31, 2025	September 30, 2023
Net income (loss)	$19,425	$2,680	$87,579	$17,986
Change in unrealized gains (losses) on available-for-sale securities	380	320	(108)	993
Comprehensive income (loss)	$19,805	$3,000	$87,471	$18,979
Comprehensive income (loss) attributable to noncontrolling interests	3,953	—	17,790	—
Comprehensive income (loss) attributable to Immersion stockholders	$15,852	$3,000	$69,681	$18,979

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three Months Ended January 31, 2025
	Common Stock			Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Treasury Stock		Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid In Capital			Shares	Amount
Balances at October 31, 2024	48,685,577	$49	$382,174	$1,531	$34,535	16,409,872	$(107,408)	$310,881	$171,606	$482,487
Net income (loss)	—	—	—	—	15,472	—	—	15,472	3,953	19,425
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	380	—	—	—	380	—	380
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(1,506)	—	—	—	—	(1,506)	70,345	68,839
Release of restricted stock units and awards, net of shares withheld	247,833	—	—	—	—	77,337	(675)	(675)	—	(675)
Shares issued to an employee in lieu of cash compensation	86,899	—	727	—	—	—	—	727	—	727
Dividends declared	—	—	—	—	(8,297)	—	—	(8,297)	—	(8,297)
Stock repurchases	—	—	—	—	—	136,668	(1,170)	(1,170)	—	(1,170)
Rebalancing of controlling and noncontrolling interest	—	—	1,274	—	—	—	—	1,274	(1,274)	—
Stock-based compensation	—	—	2,080	—	—	—	—	2,080	2,497	4,577
Balances at January 31, 2025	49,020,309	$49	$384,749	$1,911	$41,710	16,623,877	$(109,253)	$319,166	$247,127	$566,293

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock			Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Treasury Stock		Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid In Capital			Shares	Amount
Balances at June 30, 2023	47,519,064	$48	$322,822	$875	$(54,710)	15,260,452	$(98,999)	$170,036	$—	$170,036
Net income (loss)	—	—	—	—	2,680	—	—	2,680	—	2,680
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	320	—	—	—	320	—	320
Release of restricted stock units and awards, net of shares withheld	51,875	—	—	—	—	21,527	(152)	(152)	—	(152)
Proceeds from stock option exercises	—	—	—	—	—	—	—	—	—	—
Shares issued to an employee in lieu of cash compensation	7,326	—	48	—	—	—	—	48	—	48
Stock repurchases	—	—	—	—	—	485,061	(3,328)	(3,328)	—	(3,328)
Dividends declared	—	—	(991)	—	—	—	—	(991)	—	(991)
Stock-based compensation	—	—	820	—	—	—	—	820	—	820
Balances at September 30, 2023	47,578,265	$48	$322,699	$1,195	$(52,030)	15,767,040	$(102,479)	$169,433	$—	$169,433

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Nine Months Ended January 31, 2025
	Common Stock			Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Treasury Stock		Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid In Capital			Shares	Amount
Balances at April 30, 2024	48,047,329	$48	$322,786	$2,019	$(18,263)	16,192,492	$(105,360)	$201,230	$—	$201,230
Net income (loss)	—	—	—	—	69,789	—	—	69,789	17,790	87,579
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(108)	—	—	—	(108)		(108)
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(2,336)	—	—	—	—	(2,336)	80,587	78,251
Release of restricted stock units and awards, net of shares withheld for payroll taxes	790,166	1	—	—	—	294,717	(2,723)	(2,722)	—	(2,722)
Shares issued to an employee in lieu of cash compensation	182,814	—	1,545	—	—	—	—	1,545	—	1,545
Dividends declared	—	—	(1,524)	—	(9,816)	—	—	(11,340)	—	(11,340)
Stock repurchases	—	—	—	—	—	136,668	(1,170)	(1,170)	—	(1,170)
Rebalancing of controlling and noncontrolling interest	—	—	58,514	—	—	—	—	58,514	(58,514)	—
Stock-based compensation	—	—	5,764	—	—	—	—	5,764	3,607	9,371
Balances at January 31, 2025	49,020,309	$49	$384,749	$1,911	$41,710	16,623,877	$(109,253)	$319,166	$247,127	$566,293

See accompanying Notes to Condensed Consolidated Financial Statements.

 IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock			Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Treasury Stock		Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid In Capital			Shares	Amount
Balances at December 31, 2022	46,974,598	$47	$322,667	$202	$(70,016)	14,727,582	$(95,200)	$157,700	$—	$157,700
Net income (loss)	—	—	—	—	17,986	—	—	17,986	—	17,986
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	993	—	—	—	993	—	993
Stock repurchases	—	—	—	—	—	898,757	(6,180)	(6,180)	—	(6,180)
Release of restricted stock units and awards, net of shares withheld	508,344	1	—	—	—	140,701	(1,099)	(1,098)	—	(1,098)
Proceeds from Stock option exercises	21,222	—	160	—	—	—	—	160	—	160
Issuance of stock for ESPP purchase	1,298	—	6	—	—	—	—	6	—	6
Shares issued to an employee in lieu of cash compensation	72,803	—	538	—	—	—	—	538	—	538
Dividends declared	—	—	(3,198)	—	—	—	—	(3,198)	—	(3,198)
Stock-based compensation	—	—	2,526	—	—	—	—	2,526	—	2,526
Balances at September 30, 2023	47,578,265	$48	$322,699	$1,195	$(52,030)	15,767,040	$(102,479)	$169,433	$—	$169,433

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	January 31, 2025	September 30, 2023
Cash flows from operating activities:
Net income (loss)	$87,579	$17,986
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization expense	24,704	56
Stock-based compensation	9,380	2,526
Loss on disposal of property and equipment	3,227	—
Deferred income taxes	(1,908)	—
Net (gains) losses on investment in marketable securities	(15,596)	(4,330)
Net (gains) losses on derivative instruments	(5,586)	(341)
Shares issued to an employee in lieu of cash compensation	1,545	538
Other noncash	(137)	(18)
Changes in operating assets and liabilities:
Accounts and other receivables	(240,477)	(1,323)
Merchandise inventories	9,916	—
Textbook rental inventories	(31,198)	—
Prepaid expenses and other current assets	(10,362)	1,024
Changes in lease right-of-use assets and liabilities	(1,460)	277
Long-term deposits	48	(1,967)
Other assets	(24,628)	337
Accounts payable and accrued liabilities	49,767	(1,457)
Other current liabilities	15,747	3,080
Deferred revenue	30,916	(3,576)
Other long-term liabilities	(9,151)	(33)
Net cash flows provided by (used in) operating activities	(107,674)	12,779
Cash flows from investing activities:
Purchases of marketable securities and other investments	(80,951)	(158,347)
Proceeds from sale or maturities of marketable securities and other investments	115,710	130,602
Proceeds from sale of derivative instruments	11,491	17,888
Payments for settlement of derivative instruments	(4,856)	(9,508)
Acquisition of business net of cash acquired	(29,647)	—
Purchase of property and equipment	(8,134)	(1)
Proceeds from disposal of property and equipment	792	—
Net cash flows provided by (used in) investing activities	4,405	(19,366)
Cash flows from financing activities:
Proceeds from borrowings	616,455	—
Repayment of borrowing	(576,491)	—
Proceeds from sale of Barnes & Noble Education common stock	78,251	—
Dividend payments to stockholders	(11,340)	(6,419)
Proceeds from stock options exercises	—	160
Shares withheld to cover payroll taxes	(2,725)	(1,099)
Other financing activities	(1,170)	(6,174)
Net cash provided by (used in) financing activities	102,980	(13,532)
Net increase (decrease) in cash, cash equivalents and restricted cash	(289)	(20,119)
Cash, cash equivalents, and restricted cash:
Beginning of period	85,521	48,820
End of period	$85,232	$28,701

See accompanying Notes to Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

Reconciliation of cash, cash equivalents and restricted cash for Condensed Consolidated Balance Sheets:

	January 31, 2025	September 30, 2023
Cash and cash equivalents
Immersion	$68,505	$28,701
Barnes & Noble Education	9,185	—
	77,690	28,701
Barnes & Noble Education restricted cash reported as:
Prepaid expenses and other current assets	5,199	—
Other assets - noncurrent	2,343	—
Total restricted cash	7,542	—
Total cash, cash equivalents and restricted cash	$85,232	$28,701

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

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education” or “BNED”). Please refer to Note 2. Business Combination for additional information. The financial results of Barnes & Noble Education have been included in our condensed consolidated financial statements from the acquisition date of June 10, 2024.

Barnes & Noble Education is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Barnes & Noble Education is also a textbook wholesaler, and bookstore management hardware and software provider. Barnes & Noble Education operates physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.

BNC First Day Equitable and Inclusive Access Programs

Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers its BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class.

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

The noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of earnings or loss attributable to the interest in Barnes & Noble Education held by other owners. The noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of our net assets attributable to the other owners, based on the portion of the interest owned by such owners. As of January 31, 2025, the noncontrolling interest was $247.1 million. At the end of each reporting period, equity related to Barnes & Noble Education that is attributable to Immersion and the other owners is rebalanced to reflect Immersion’s and the other owners’ ownership in Barnes & Noble Education.

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

Due to their nonhomogeneous operations, our Condensed Consolidated Balance Sheets as of January 31, 2025 and April 30, 2024 and Condensed Consolidated Statement of Operations for the three and nine months ended January 31, 2025, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities and operations of Barnes & Noble Education's business. All of the assets of Barnes & Noble Education, reported on the Condensed Consolidated Balance Sheet, can be used only to settle obligations of Barnes & Noble Education. None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion Corporation.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reporting Periods

Immersion previously reported our financial results based on a calendar-year basis. For interim period reporting, we reported our quarterly financial results as of March 31, June 30, September 30, and December 31 in each calendar year. Barnes & Noble Education's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April.

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

Our new fiscal year begins on May 1 and ends on April 30. Our new fiscal quarters end on July 31, October 31, January 31, and April 30. Therefore, the financial results of certain fiscal quarters may not be comparable to prior fiscal quarters. References throughout this Quarterly Report on Form 10-Q to fiscal 2025 with respect to Immersion refer to the fiscal year ending April 30, 2025.

The financial information presented in this Quarterly Report on Form 10-Q includes the financial information of Barnes & Noble Education for the 13 weeks and 39 weeks ended January 25, 2025.

We did not recast the condensed consolidated financial statements for the three and nine months ended January 31, 2024 because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical and would not have been cost-justified. Prior to the completion of the Transactions, our business was not highly seasonal and seasonal differences do not generally affect the comparability of prior fiscal quarters. As a result, the condensed consolidated financial statements for the three and nine months ended September 30, 2023, are presented as the most comparable periods of the prior year.

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

Impairment of Long-Lived Assets

Our long-lived assets include property and equipment, operating lease right-of-use assets, and amortizable intangibles recorded in connection with our business acquisition of Barnes & Noble Education. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the long-lived assets of the reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Significant Accounting Policies Related to Barnes & Noble Education

A summary of the new significant accounting policies as a result of our acquisition of Barnes & Noble Education is as follows:

Seasonality

Barnes & Noble Education’s business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Barnes & Noble Education's quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in its fiscal calendar dates.

As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the customer accesses the digital content compared to: (i) the rental of physical textbook where revenue is recognized over the rental period; and (ii) ala carte courseware sales where revenue is recognized when the customer takes physical possession of Barnes & Noble Education products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of products by customers for products ordered through Barnes & Noble Education’s websites and virtual bookstores.

Restricted Cash

As of January 31, 2025, Barnes & Noble Education had restricted cash of $7.5 million, comprised of $5.2 million in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement, and $2.3 million in Other assets - noncurrent in the Condensed Consolidated Balance Sheet related to amounts held in trust for future distributions related to employee benefit plans. The restricted cash was part of net assets acquired as part of the Transactions (defined below).

Merchandise Inventories

Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. The market value of Barnes & Noble Education's inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. Reserves for non-returnable inventory are based on our history of liquidating non-returnable inventory, which includes certain significant assumptions, including markdowns, sales below cost, inventory aging, and expected demand.

Cost is determined primarily by the retail inventory method for Barnes & Noble Education's physical bookstore inventory. Barnes & Noble Education's fulfillment and trade book inventories are valued using the LIFO method and the related reserve was not material to the recorded amount of the inventories. There were no LIFO adjustments during the period from June 10, 2024, to January 31, 2025.

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

Product sales is recognized when the customer takes physical possession of its products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of products by its customers for products ordered through websites and virtual bookstores. Product sales from Barnes & Noble Education's wholesale operations are recognized upon shipment of physical textbooks at which point title passes and risk of loss is transferred to the customer. Additional revenue is recognized for shipping charges billed to customers and shipping costs are accounted for as fulfillment costs within cost of sales.

Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized when the customer accesses the digital content as product sales in Barnes & Noble Education's condensed consolidated financial statements. A software feature is embedded within the content of Barnes & Noble Education's digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, Barnes & Noble Education's performance obligation is complete.

Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in Barnes & Noble Education's condensed consolidated financial statements. Rental periods are typically for a single semester and are always less than one year in duration. Barnes & Noble Education offers a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. Barnes & Noble Education records the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, Barnes & Noble Education accelerates any remaining deferred rental revenue at the point of sale.

Revenue recognized for the BNC First Day offerings is consistent with Barnes & Noble Education's policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day programs, the timing of cash collection from Barnes & Noble Education's school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts the BNC First Day affordable access course material offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in Barnes & Noble Education's third quarter given the timing of the Spring Term and its quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.

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

Cost of Sales

Cost of sales primarily includes costs such as merchandise costs; textbook rental amortization; content development cost amortization; warehouse costs related to inventory management and order fulfillment; insurance; certain payroll costs; and management service agreement costs, including rent expense, related to our college and university contracts and other facility related expenses. Rent expense is inclusive of the amortization of unfavorable lease terms that was recognized at the Closing Date.

Except as set forth herein, there are no other changes in our significant accounting policies. Please refer to Note 1. Significant Accounting Policies contained in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024, for a complete discussion of our significant accounting policies.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual and interim periods beginning after December 15, 2026 (our 2028 fiscal year), with early adoption permitted. We are currently assessing this guidance and determining the impact on our condensed consolidated financial statements.

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

In connection with the closing, Barnes & Noble Education appointed Eric Singer, William C. Martin, Emily S. Hoffman, and Elias Nader to serve as members of the board of directors of Barnes & Noble Education (the “BNED Board”) following the Closing. Messrs. Singer, Martin and Nader and Ms. Hoffman are current members of our Board. In addition, at the closing, Sean Madnani was appointed to the Barnes & Noble Education Board along with two existing directors, Kathryn Eberle Walker and Denise Warren who will each continue to serve on the BNED Board following the Closing.

As part of the Transactions, we acquired 42% of all outstanding common shares of Barnes & Noble Education, as well as control over Barnes & Noble Education through the five Immersion-appointed board seats. The total consideration transferred was approximately $50.1 million, consisting of $52.2 million in cash consideration paid to Barnes & Noble Education less $2.1 million in transaction costs incurred by Immersion but reimbursed by Barnes & Noble Education. For the nine months ended January 31, 2025, Immersion incurred costs related to this acquisition of $1.2 million, inclusive of the expenses reimbursed by Barnes & Noble Education, that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operations. The acquisition aims to expand Immersion's offerings, increase its customer reach, and diversify into the education sector.

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. We expect to continue to obtain information to assist in determining the fair value of the net assets acquired as of the Closing Date while the measurement period remains open, which will not exceed one year from the acquisition date. Measurement period adjustments were recorded during the quarter ended January 31, 2025. Refer to Note 7. Goodwill and Intangible Assets for additional information.

        The fair value of the noncontrolling interest of $203.7 million on the Closing Date was calculated using the acquisition-date fair value of $13.40 per share multiplied by the number of noncontrolling interest shares.

The following table presents the preliminary purchase price allocation for the acquisition. Measurement period adjustments were based upon information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the measurement of the amounts recognized at that date:

(in thousands)	Preliminary Purchase Price Allocation	Measurement Period Adjustments	Preliminary Purchase Price Allocation (As Adjusted)
Assets acquired
Cash and cash equivalents	$14,736	$-	$14,736
Accounts receivable	113,743	-	113,743
Merchandise inventories	336,741	-	336,741
Textbook rental inventories	9,835	-	9,835
Prepaid expenses and other current assets (including $4.8 million in restricted cash)	26,969	-	26,969
Property and equipment	118,818	-	118,818
Operating lease right-of-use assets	155,664	-	155,664
Intangible assets	95,000	-	95,000
Other assets noncurrent (including $1.0 million in restricted cash)	11,634	751	12,385
Total assets acquired	$883,140	$751	$883,891
Liabilities assumed
Accounts payable	$279,456	$-	279,456
Accrued liabilities	51,123	(3,353)	47,770
Deferred revenue – current	7,651	-	7,651
Operating lease liabilities – current	80,263	-	80,263
Deferred tax liabilities – noncurrent	636	-	636
Operating lease liabilities – noncurrent	107,400	-	107,400
Deferred revenue – noncurrent	3,393	-	3,393
Other long-term liabilities	12,413	-	12,413
Long-term borrowings	101,235	-	101,235
Total liabilities assumed	$643,570	$(3,353)	$640,217
Net assets acquired	239,570	4,104	243,674

Total consideration transferred	$50,133	$-	$50,133
Less: Net assets acquired	(239,570)	(4,104)	(243,674)
Plus: Noncontrolling interest	203,657	-	203,657
Goodwill	14,220	(4,104)	10,116

Identifiable intangible assets acquired were comprised of the following (in thousands except for estimated useful life):

	Amount	Estimated Life
Trade name	$45,000	Indefinite
Customer relationships	50,000	13 years
Total intangible assets	$95,000

Trade name represents Barnes & Noble Education’s right to its trade name on a perpetual, royalty-free basis as it existed on the acquisition Closing Date. Customer relationships consist of distinct values associated with Barnes & Noble Education’s large operating footprint with direct access to students and faculty across a diverse customer base.

We used the assistance of a third-party firm to estimate the fair value of the intangible assets acquired. We used an income approach to estimate the fair values of the trade names and customer relationships. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The major assumptions used to estimate the values of identifiable intangible assets include management’s estimates of future revenue, adjusted for growth, and attrition based on historical data and management's forward-looking expectations. These cash flows were discounted at a rate of 21%, which reflects our cost of equity. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flow.

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

We acquired a deferred tax asset of $0.7 million, recorded and a deferred tax liability of $1.3 million, recorded under Deferred tax liabilities, net – noncurrent, as part of this business combination. Subsequent measurement period adjustments resulted in an increase of $0.7 million to our deferred tax asset.

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

The acquired entity’s results of operations were included in our condensed consolidated financial statements from the date of acquisition, June 10, 2024, as adjusted for specific fair value adjustments discussed above. For the three and nine months ended January 31, 2025, Barnes & Noble Education contributed net operating revenue of  $466.3 million and $1,203.5 million, respectively, and net income (loss) of $6.2 million and $29.5 million, respectively, which are both reflected in the accompanying Condensed Consolidated Statement of Operations.

The following unaudited pro forma condensed combined financial information gives effect to the acquisition of Barnes & Noble Education as if it was consummated on January 1, 2023 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets, stock-based compensation expense, and direct and incremental transaction costs reflected in the historical financial statements. Specifically, the following nonrecurring adjustments were made:

•	For the nine months ended January 31, 2025, our direct and incremental acquisition-related expenses of $1.2 million and one-time severance payment of $1.5 million are excluded from the pro forma condensed combined net income.
•	For the nine months ended September 30, 2023, our direct and incremental acquisition-related expenses of $1.2 million and one-time severance payment of $1.5 million are included in the pro forma condensed combined net loss.

This unaudited data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2023. It should not be taken as representative of future results of operations of the combined company.

The following table presents the unaudited pro forma condensed combined financial information (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2025	September 30, 2023	January 31, 2025	September 30, 2023
Revenues	$474,763	$273,643	$1,402,868	$967,601
Net income (loss)	25,188	(45,356)	26,756	(99,390)

3. SEGMENT REPORTING

We operate two operating and reportable segments, Immersion and Barnes & Noble Education. Summarized financial information for our reportable segments is reported below (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2025	September 30, 2023	January 31, 2025	September 30, 2023
Revenues:
Immersion	$8,437	$9,482	$70,989	$23,539
Barnes & Noble Education	466,325	—	1,203,511	—
Total revenues	474,762	9,482	1,274,500	23,539

Cost of sales (excludes depreciation and amortization expense):
Barnes & Noble Education	368,943	—	948,130	—
Operating expenses:
Immersion	5,010	2,963	22,586	10,648
Barnes & Noble Education	74,603	—	201,642	—
Total operating expenses	79,613	2,963	224,228	10,648
Operating income (loss)
Immersion	3,427	6,519	48,403	12,891
Barnes & Noble Education	22,779	—	53,739	—
Operating income (loss)	$26,206	$6,519	$102,142	$12,891

4. REVENUE RECOGNITION

Immersion

Disaggregated Revenue

The following table presents the disaggregation of our revenue of Immersion for the three and nine months ended January 31, 2025 and September 30, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2025	September 30, 2023	January 31, 2025	September 30, 2023
Fixed fee license revenue	$5,754	$1,199	$61,756	$3,732
Per-unit royalty revenue	2,683	8,283	9,233	19,807
Total royalty and license revenue	$8,437	$9,482	$70,989	$23,539

As a result of accruing per-unit royalty revenue for the quarter based on such estimates, adjustments will be required in the following quarter to true up revenue to the actual amounts reported by our licensees. In the three months ended January 31, 2025, we recorded no adjustments to royalty revenue recognized in the previous quarter. We recorded adjustments of $0.5 million to increase royalty revenue during the three months ended September 30, 2023.

Contract Assets

As of January 31, 2025, we had contract assets of $7.7 million included within Prepaid expenses and other current assets and $27.7 million within Other assets -noncurrent on the unaudited Condensed Consolidated Balance Sheets. As of April 30, 2024, we had contract assets of $6.6 million included within Prepaid expenses and other current assets and no contract assets within Other assets - noncurrent on the unaudited Condensed Consolidated Balance Sheets.

Contract assets increased by $28.8 million from May 1, 2024 to January 31, 2025, primarily due to an increase in unbilled revenue related to the new contracts we entered into during the nine months ended January 31, 2025.

Deferred Revenue

The following table presents changes in deferred revenue associated with Immersion’s contract liabilities (in thousands):

	January 31, 2025	September 30, 2023
Deferred revenue beginning of the period	$20,470	$17,395
Additions to deferred revenue during the period	882	—
Reductions to deferred revenue for revenue recognized during the period	(11,888)	(3,576)
Deferred revenue balance end of the period	$9,464	$13,819

        Based on contracts signed and payments received as of January 31, 2025, we expect to recognize $9.5 million in revenue under our fixed fee license agreements, which are satisfied over time, including $6.6 million over one to three years and $2.9 million over more than three years.

Barnes & Noble Education

Disaggregated Revenue

The following table disaggregated the revenue associated with our major products and service offerings (in thousands):

	Three Months Ended January 31, 2025	From June 10, 2024 to January 31, 2025
Course material sale	$328,073	$851,889
General merchandise sale	71,608	202,419
Services and other revenue	23,482	58,647
Total product and other revenue	423,163	1,112,955
Course material rental income	43,162	90,556
Total revenue	$466,325	$1,203,511

Deferred Revenue

The following table presents changes in deferred revenue associated with Barnes & Noble Education's contract liabilities (in thousands):

January 31, 2025
Deferred revenue as of the acquisition date	$11,044
Additions to deferred revenue during the period	155,662
Reductions to deferred revenue for revenue recognized during the period	(113,738)
Deferred revenue balance at the end of period	$52,968

 5.  INVESTMENTS AND FAIR VALUE MEASUREMENTS

We invest surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal. A summary of our investments in marketable equity and debt securities as of January 31, 2025, is as follows:

Investments - current were as follows (in thousands):

	January 31, 2025	April 30, 2024
Marketable equity securities	$56,334	$50,496
U.S. treasury securities	19,887	42,352
Short-term investments	$76,221	$92,848

Investments- noncurrent were as follows (in thousands):

	January 31, 2025	April 30, 2024
U.S. treasury securities	$16,078	$19,747
Corporate bonds	28,039	26,798
Investments- noncurrent	$44,117	$46,545

Marketable Securities

Marketable securities as of January 31, 2025 and April 30, 2024 consisted of the following (in thousands):

	January 31, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$48,232	$11,794	$(3,692)	$56,334
Marketable debt securities
U.S. treasury securities	35,636	329	—	35,965
Corporate bonds	26,583	1,508	(52)	28,039
Total marketable debt securities	62,219	1,837	(52)	64,004
	$110,451	$13,631	$(3,744)	$120,338

	April 30, 2024
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$50,645	$5,656	$(5,805)	$50,496
Marketable debt securities
U.S. treasury securities	61,306	825	(32)	62,099
Corporate bonds	25,695	1,151	(48)	26,798
Total marketable debt securities	87,001	1,976	(80)	88,897
	$137,646	$7,632	$(5,885)	$139,393

The amortized costs and fair value of our marketable debt securities, by contractual maturity, as of January 31, 2025 (in thousands) are as follows:

	January 31, 2025
	Amortized Cost	Fair Value
Less than 1 year	$19,729	$19,887
1 to 5 years	36,536	37,260
More than 5 years	5,954	6,857
Total	$62,219	$64,004

         As of January 31, 2025, the fair value of corporate bonds with unrealized loss positions was $10.7 million, with an aggregated loss of $0.1 million.  There were no U.S. treasury securities with an unrealized loss position at January 31, 2025. As of April 30, 2024, the fair value of available-for-sale debt securities in unrealized loss positions for corporate bonds and U.S. treasury securities were $5.6 million and $25.2 million, respectively, with an aggregated loss of $0.1 million. For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. We had no credit-related impairment loss as of January 31, 2025 and April 30, 2024.

Derivative Financial Instruments

Our derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets as of January 31, 2025 and April 30, 2024 (in thousands):

	January 31, 2025
	Cost	Unrealized (Gains) Losses	Fair Value
Derivative instruments	$6,038	$451	$6,489
	$6,038	$451	$6,489

	April 30, 2024
	Cost	Unrealized (Gains) Losses	Fair Value
Derivative instruments	$7,935	$(2,495)	$5,440
	$7,935	$(2,495)	$5,440

A summary of realized and unrealized gains and losses from our equity securities and derivative instruments and realized gains and losses from our marketable debt securities are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2025	September 30, 2023	January 31, 2025	September 30, 2023
Net unrealized gains (losses) recognized on marketable equity securities	$9,028	$(287)	$8,252	$472
Net realized gains recognized on marketable equity securities	2,095	(2,588)	6,037	3,643
Net unrealized gains (losses) recognized on derivative instruments	(3,702)	(1,631)	(2,945)	(1,825)
Net realized gains recognized on derivative instruments	5,070	(72)	8,532	2,165
Net realized gains recognized on marketable debt securities	—	—	1,308	217
Total net gains recognized in interest and other income (loss), net	$12,491	$(4,578)	$21,184	$4,672

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

Financial instruments valued based on unobservable inputs which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument are generally classified within Level 3 of the fair value hierarchy. We did not hold Level 3 financial instruments as of January 31, 2025, and April 30, 2024.

Financial instruments measured at fair value on a recurring basis as of January 31, 2025 and April 30, 2024 are classified based on the valuation technique in the table below (in thousands):

	January 31, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$—	$35,965	$—	$35,965
Equity securities	56,334	—	—	56,334
Corporate bonds	—	28,039	—	28,039
Total assets at fair value	$56,334	$64,004	$—	$120,338

Liabilities
Derivative instruments	$—	$6,489	$—	$6,489
Total liabilities at fair value	$—	$6,489	$—	$6,489

	April 30, 2024
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. treasury securities	$—	$62,099	$—	$62,099
Equity securities	50,496	—	—	50,496
Corporate bonds	8,220	18,578	—	26,798
Total assets at fair value	$58,716	$80,677	$—	$139,393

Liabilities
Derivative instruments	$—	$5,440	$—	$5,440
Total liabilities at fair value	$—	$5,440	$—	$5,440

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

The following table summarizes additional information related to Immersion’s operating leases:

	January 31, 2025	September 30, 2023
Weighted average remaining lease terms (in years)	1.25	0.45
Weighted average discount rate	4.7%	N/A

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

Barnes & Noble Education used its incremental borrowing rates to determine the present value of fixed lease payments based on the information available on June 10, 2024 (“Closing Date”, as discussed in Note 2. Business Combination), as the rate implicit in the lease is not readily determinable. It utilized an estimated collateralized incremental borrowing rate as of the Closing Date. The Company also evaluated the leases for unfavorable terms and recorded an adjustment for unfavorable market terms of $32.0 million. Unfavorable lease liabilities are presented net of the corresponding right of use asset.

The following table summarizes additional information related to Barnes & Noble Education’s operating leases:

	Three Months Ended January 31, 2025	From June 10, 2024 to January 31, 2025
Operating lease cost	$26,063	$65,099
Variable lease payments	15,715	47,541
Short-term lease cost	10,078	29,477
Total lease cost	$51,856	$142,117

For the period June 10, 2024 to January 31, 2025
Cash paid for amounts included in the measurement of lease liabilities	57,492
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	53,775
Weighted-average remaining lease term (in years)	4.6
Weighted-average discount rate	7.1%

7.   GOODWILL AND INTANGIBLE ASSETS

Goodwill

We recognized $14.2 million in goodwill as the result of the business combination with Barnes & Noble Education on June 10, 2024, as further described in Note 2. Business Combination. The carrying value of goodwill as of January 31, 2025 and April 30, 2024, were $10.1 million and $0, respectively. The carrying amount of goodwill decreased by $4.1 million for the quarter ended January 31, 2025, due to a measurement period adjustment related to changes in the acquired deferred income taxes of BNED.

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, the Company did not record any goodwill impairment losses during the three and nine months ended January 31, 2025. Goodwill represents the future economic benefit attributable to the Barnes & Noble Education's assembled workforce, which is not individually and separately recognized as an intangible asset. As such, the carrying value of goodwill has been allocated to the Barnes & Noble Education Segment and none of the goodwill has been allocated to the Immersion Segment.

Intangible Assets, net

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Condensed Consolidated Balance Sheets as of January 31, 2025 (in thousands):

	As of January 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (Years)
Trade name	$45,000	$—	$45,000	Infinite
Customer relationships	50,000	(2,458)	47,542	12.4
Total	$95,000	$(2,458)	$92,542

Amortization of finite-lived intangible assets is computed using the straight-line method over their estimated useful lives. Trade name is determined to have an indefinite useful life and is not subject to amortization.

Amortization expense was $1.0 million for the three months ended January 31, 2025. Amortization expense was $2.5 million for the period from June 10, 2024, to January 31, 2025.

Estimated amortization expense of the intangible assets to be recognized by the Company are as follows (in thousands):

Year ended April 30,
Remainder of 2025	$962
2026	3,846
2027	3,846
2028	3,846
2029	3,846
Thereafter	31,196
Total	$47,542

8.  DEBT

The following is a summary of Barnes & Noble Education’s outstanding borrowing as of January 31, 2025 (in thousands):

	Maturity Date	As of January 31, 2025
Total debt - Barnes & Noble credit facility	June 9, 2028	$141,200
Balance sheet classification:
Long-term borrowings		$141,200

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

As of January 31, 2025, and through the date of this filing, Barnes & Noble Education was in compliance with all debt covenants under the Restated ABL Facility.

During the period from June 10, 2024 to January 31, 2025, Barnes & Noble Education borrowed $616.5 million and repaid $576.5 million under the Restated ABL Facility, with $141.2 million of outstanding borrowings under the Restated ABL Facility as of January 31, 2025. As of January 31, 2025, Barnes & Noble Education issued $0.6 million in letters of credit under the Restated ABL Facility.

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

A summary of our equity incentive program as of January 31, 2025 is as follows (in thousands):

Common stock shares available for grant	2,235
RSUs outstanding	1,450
RSAs outstanding	86
PSUs outstanding	—

As of January 31, 2025, we did not have any outstanding stock options.

Restricted Stock Units

The following summarizes RSU activities for the nine months ended January 31, 2025:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at April 30, 2024	1,129	$6.53	1.09	$8,207
Granted	724	9.08
Released	(390)	6.04
Forfeited	(13)	7.85
Outstanding at January 31, 2025	1,450	$7.92	1.30	$12,134

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Restricted Stock Awards

The following summarizes RSA activities for the nine months ended January 31, 2025:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at April 30, 2024	86	$7.25	1.00
Granted	—	—
Released	—	—
Forfeited	—	—
Outstanding at January 31, 2025	86	$7.25	0.24

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

In March 2023, the Performance Milestone of the first tranche was achieved.  The second tranche Performance Milestone was achieved in the first quarter of fiscal 2025. In August 2024, the Performance Milestone of the third and final tranche was met. As of January 31, 2025, no PSUs were outstanding.

The following summarizes PSU activities for the nine months ended January 31, 2025:

	Number of Market Condition-Based Performance Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at April 30, 2024	400	$3.63	0.42
Granted	—	—
Released	(400)	3.63
Forfeited	—	—
Outstanding at January 31, 2025	—	$—	—

Stock-based Compensation Expense

Valuation and amortization methods

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards for the three and nine months ended January 31, 2025, and September 30, 2023 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2025	September 30, 2023	January 31, 2025	September 30, 2023
Stock options	$—	$10	$—	$(31)
RSUs, RSAs and PSUs	2,080	810	5,764	2,557
Total	$2,080	$820	$5,764	$2,526

Selling and administrative expenses	$2,080	$820	$5,764	$2,526
Total	$2,080	$820	$5,764	$2,526

As of January 31, 2025, there was $5.2 million of unrecognized compensation cost adjusted for estimated forfeitures related to unvested, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

On June 18, 2024, Barnes & Noble Education granted 7,441 RSUs and 29,764 RSAs to the members of the BNED Board. These awards vested on September 18, 2024.

On September 20, 2024, Barnes & Noble Education granted 61,290 RSUs and 81,720 RSAs to members of the BNED Board. These RSUs vest on the earlier of one year from the date of grant or the next annual meeting of stockholders.

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

Stock-based Compensation Expense

For the three months ended January 31, 2025, and the period from June 10, 2024, to January 31, 2025, the total stock-based compensation expense for options, RSAs, RSUs, and PSUs were $2.5 million and $3.6 million, respectively.

The total unrecognized compensation cost related to unvested awards as of January 31, 2025, was $12.9 million and is expected to be recognized over a weighted-average period of 1.7 years.

10.  EMPLOYEE BENEFIT PLAN

Barnes & Noble Education sponsors defined contribution plans for the benefit of substantially all of its employees. MBS Textbook Exchange, LLC (“MBS”), a subsidiary of Barnes & Noble Education, maintains a profit-sharing plan covering substantially all full-time employees of MBS. For all plans, Barnes & Noble Education is responsible to fund the employer contributions directly, if any. There was no benefit expense for these plans during the period from June 10, 2024 to January 25, 2025.

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

During the nine months ended January 31, 2025, the Company repurchased 136,668 shares of our common stock for $1.2 million at an average purchase price of $8.55 per share. As of January 31, 2025, we had $40.6 million available for repurchase under the December 2022 Stock Repurchase Program.

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

On November 8, 2024, our Board declared a special cash dividend of $0.245 per share, which was paid on January 24, 2025 to stockholders of record on January 10, 2025.

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time to time.

During the nine months ended January 31, 2025 and September 30, 2023, the Company paid dividends of $11.3 million and $6.4 million, respectively.

At-the-Market Equity Offerings

On September 19, 2024, Barnes & Noble Education entered into an At-the-Market (“ATM”) Sales Agreement with BTIG, LLC (“BTIG”) (the “September ATM Sales Agreement”), under Barnes & Noble Education sold BNED Common Stock from time to time through BTIG as its sales agent. BTIG sold an aggregate offering of up to $40.0 million of BNED Common Stock from time to time, based upon Barnes & Noble Education’s instructions (including any price, time or size limits or other customary parameters or conditions Barnes & Noble Education may impose). Barnes & Noble Education paid BTIG a commission of 2% of the gross sales proceeds of common shares sold under the September ATM Sales Agreement. Barnes & Noble Education was not obligated to make any sales of common shares under the September ATM Sales Agreement. During the nine months ended January 31, 2025, Barnes & Noble Education issued and sold the maximum aggregate offering of $40.0 million of BNED Common Stock under the September ATM Sales Agreement at a weighted-average price of $10.06 per share and received $39.2 million in proceeds, net of commissions.

On December 20, 2024, Barnes & Noble Education entered into an additional ATM sales agreement with BTIG (the “December ATM Sales Agreement”), under which Barnes &Noble Education sold BNED Common Stock through BTIG as the sales agent. BTIG sold an aggregate offering of up to $40.0 million of BNED Common Stock from time to time, based upon Barnes & Noble Education's instructions (including any price, time or size limits or other customary parameters or conditions Barnes & Noble Education may impose). Barnes & Noble Education paid BTIG a commission of 2% of the gross sales proceeds of common shares sold under the December ATM Sales Agreement. During the nine months ended January 31, 2025, Barnes & Noble Education issued and sold the maximum aggregate offering of $40.0 million of BNED Common Stock under the December ATM Sales Agreement at a weighted-average price of $10.42 per share and received $39.2 million in proceeds, net of commissions.

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
The following table summarizes the ownership interest in Barnes & Noble Education:

	January 31, 2025
	Shares Owned	% of Ownership
Number of Barnes & Noble Education Common Stock held by Immersion	11,006,701	32.32%
Number of Barnes & Noble Education Common Stock held by noncontrolling interest	23,047,145	67.68%
Total Barnes & Noble Education common stock outstanding	34,053,846	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to the non-controlling interest holders and were as follows:

	Three Month Ended January 31, 2025	From June 10, 2024 to January 31, 2025
Non-controlling interest holders' weighted average ownership percentages	64.0	61.0

The following table summarizes the effect of changes in ownership of Barnes & Noble Education on the Company’s equity for the periods presented (in thousands):

	Three Month Ended January 31, 2025	From June 10, 2024 to January 31, 2025
Net Income (loss) attributable to Immersion	$2,868	$12,348
Transfers from (to) noncontrolling interests:
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, and sales of common stock	$(298)	$56,111
Total effect of changes in ownership interest on equity attributable to Immersion stockholders	$2,570	$68,459

13.  INCOME TAXES

Provision for income taxes for the three and nine months ended January 31, 2025 and September 30, 2023 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2025	September 30, 2023	January 31, 2025	September 30, 2023
Income (loss) before provision for income taxes	$36,842	$3,965	$120,100	$23,622
Provision for income taxes	(17,417)	(1,285)	(32,521)	(5,636)
Effective tax rate	47.3%	32.4%	27.1%	23.9%

Provision for income taxes for the three and nine months ended January 31, 2025 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate.

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

As of January 31, 2025, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $7.6 million, all of the $7.6 million could be payable in cash. In addition, interest and penalty of $0.2 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $7.6 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

The company recorded an estimated tax true-up to the BNED purchase accounting attributed to the BNED IRC Section 382 study performed and the accounting method change filed for its 2024 tax return in the current period.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax provision of $11.9 million on pre-tax loss of $30.7 million during the period of May 1, 2024, to January 31, 2025, which represented an effective income tax rate of (38.8)%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of January 31, 2025, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the rights offering, backstop commitment, private investment, and term loan debt conversion completed on June 10, 2024, Barnes & Noble Education conducted a study to determine if an ownership change had occurred. It was determined that an ownership change occurred under Section 382 and 383, and the corresponding annual limitations materially impacts the utilization of Barnes & Noble Education's tax attributes including BNED's $233.3 million net operating loss carryforwards, $61.2 million disallowed interest expense carryforwards, and $1.1 million tax credit carryforwards. Barnes & Noble Education anticipates that $96.0 million of these tax attributes may be made available during the first five years following the ownership change on June 10, 2024, which would be able to offset future taxable income.

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

The following are reconciliations of the denominators used in computing basic and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2025	September 30, 2023	January 31, 2025	September 30, 2023
Numerator for basic earnings per share:
Net income attributable to Immersion stockholders	$15,472	$2,680	$69,789	$17,986

Denominator:
Weighted-average shares outstanding, basic	32,294	32,523	32,159	32,254
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	761	227	800	332
Weighted average shares outstanding, diluted	33,055	32,750	32,959	32,586

Net income per share attributable to Immersion stockholders
Basic	$0.48	$0.08	$2.17	$0.56
Diluted	$0.47	$0.08	$2.12	$0.55

We include PSUs in the calculation of diluted earnings per share if the applicable performance conditions have been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the three and nine months ended January 31, 2025 and September 30, 2023, we had stock options, RSUs, PSUs and RSAs outstanding that could potentially dilute basic earnings per share in the future, but these were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive. These outstanding securities consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2025	September 30, 2023	January 31, 2025	September 30, 2023
Stock options	—	110	—	128
RSUs, RSAs and PSUs	—	64	—	20
Total	—	174	—	148

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

On April 25, 2023, we received notice from LGE requesting us to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, we provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2023, we recorded this deposit in Long-term deposits on our Condensed Consolidated Balance Sheets. On June 29, 2023, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, the Company submitted its rebuttal brief in response thereto. On September 25, 2023, the Korean tax authority submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing the claims of the Company on the grounds that its claims are without merit. In response thereto, on behalf of LGE, we filed an appeal with the Korea Administrative Court on December 29, 2023. On July 23, 2024, the Korea Tax Tribunal rendered a decision against LGE, and the deadline for the court appeal of the local income claim is October 21, 2024. In addition, the Korea Administrative Court scheduled a hearing date of August 29, 2024, which was cancelled and will be rescheduled at a later date. On October 18, 2024, the Company filed a complaint and a brief with the Korea Administrative Court for the local income tax appeal. This case has been reassigned due to its significance and the Korean tax authority filed its answer on November 27, 2024. On February 24, 2025, the Korea Administrative Court scheduled a hearing for March 21, 2025, and the Company intends to request a deferral for this hearing. As of January 31, 2025, we have not accrued any withholding taxes, interest. and penalties related to the 2018 to 2022 period for which the Korean tax authorities have recently assessed LGE.

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

Valve filed IPRs, IPR2024-00477 and IPR2024-00478 on January 19, 2024. These petitions are directed to U.S. Patent Nos. 7,336,260 and 9,430,042 respectively. The Company filed its patent owner preliminary responses to these petitions on April 26, 2024, and April 29, 2024, respectively. The Patent Trial and Appeal Board issued a decision, granting institution of these petitions on July 24, 2024, and July 25, 2024, respectively. The Company’s patent owner responses to these petitions were filed on October 15, 2024, and October 17, 2024, respectively. Valve filed their replies to the Company’s patent owner responses for both petitions on January 17, 2025. The Company’s patent owner sur-replies for the petitions were filed on February 28, 2025. Oral argument for both of these IPR proceedings are scheduled for April 23, 2025. Valve filed IPR2024-00508 on January 30, 2024, which is directed to U.S. Patent No. 9,116,546. The Company elected not to file a patent owner preliminary response to this petition. The Patent Trial and Appeal Board issued a decision, granting institution of this petition on August 6, 2024. The Company elected not to file patent owner response to the petition. The Board is expected to issue their final written decision no later than August 6, 2025. Valve filed IPR2024-00556 on February 7, 2024, which is directed to U.S. Patent No. 8,749,507. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 6, 2024. The Company elected not to file a patent owner response to the petition. The Board is expected to issue their final written decision no later than August 6, 2025. Valve filed IPR2024-00557 on February 7, 2024, which is directed to U.S. Patent No. 10,665,067. The Company filed its patent owner’s preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 13, 2024. The Company’s patent owner response to the petition was filed November 5, 2024. Valve filed their reply to the Company’s patent owner response on February 4, 2025. The Company’s patent owner sur-reply is due March 18, 2025. Valve filed IPR2024-00582 on February 16, 2024, which is directed to U.S. Patent No. 11,175,738. The Company filed its patent owner preliminary response to this petition on June 27, 2024. The Patent Trial and Appeal Board issued a decision on granting institution on September 25, 2024. The Company’s patent owner response to the petition was filed December 20, 2024. Valve’s reply to the Company’s patent owner response is due on March 31, 2025. Valve filed IPR2024-00714 on March 22, 2024, which is directed to U.S. Patent No. 10,627,907. The Company filed its preliminary patent owner preliminary response to this petition on July 30, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 28, 2024. The Company’s patent owner response to the petition was filed January 21, 2025. Valve’s reply to the Company’s patent owner response is due on April 15, 2025.

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

16.  SUPPLEMENTARY INFORMATION

Restructuring and Other Charges

During the period from June 10, 2024, to January 31, 2025, Barnes & Noble Education recognized restructuring and other charges (credits) totaling $(2.4) million, comprised primarily of $(9.0) million expense reversal related to the termination of liabilities related to a frozen retirement benefit plan, partially offset by $2.1 million related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $2.0 million of severance costs related to the departure of Barnes & Noble Education's Chief Executive Officer on June 11, 2024, a $1.9 million loss related to fixed assets disposal, and $0.8 million costs associated with legal and advisory professional services restructuring and process improvements and other charges.

17.  SUBSEQUENT EVENTS

         Dividends Declared

On March 10, 2025, our Board declared a quarterly dividend in the amount of $0.045 per share and will be payable, subject to any prior revocation, on April 25, 2025 to stockholders of record on April 14, 2025.

Stock Repurchase Program

On March 10, 2025, our Board approved an amendment to extend the expiration date of the Company's current stock repurchase program that was set to expire on December 29, 2025 to December 29, 2026.

Refer to Note 11. Stockholders' Equity for additional information on dividends declared and the Company's current stock repurchase program.

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

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education” or “BNED”), please refer to Note 2. Business Combination for additional information. The financial results of Barnes & Noble Education have been included in our condensed consolidated financial statements from the acquisition date of June 10, 2024.

Following the closing of the Transactions (as defined in Note 2. Business Combination) with Barnes & Noble Education we operate our business in two operating segments: Immersion and Barnes & Noble Education.

In order to more closely align with Barnes & Noble Education’s fiscal year end, on September 27, 2024, our Board of Directors (the “Board”) approved a change of our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on May 1 and ending on April 30. As a result of the change in fiscal year end, we filed a Transition Report on Form 10-QT for the transition period from January 1, 2024, through April 30, 2024, on November 8, 2024.

Our fiscal year begins on May 1 and ends on April 30. Our new fiscal quarters end on July 31, October 31, January 31, and April 30. Therefore, the financial results of certain fiscal quarters may not be comparable to the financial results of prior fiscal quarters. References throughout this Quarterly Report on Form 10-Q to fiscal 2025 with respect to Immersion refer to the fiscal year ending April 30, 2025.

The financial information presented in this Quarterly Report on Form 10-Q includes the financial information of Barnes & Noble Education for the 13 weeks and 39 weeks ended January 25, 2025.

We did not recast the condensed consolidated financial statements for the three and nine months ended September 30, 2023, because the financial reporting processes in place at that time included certain procedures that were completed only on a quarterly basis. Consequently, to recast this period would have been impractical and would not have been cost-justified. As a result, the condensed consolidated financial statements for the three and nine months ended September 30, 2023, are presented as the most nearly comparable periods of the prior year.

RESULTS OF OPERATION

	Three Months Ended		Nine Months Ended
	January 31, 2025	September 30, 2023	January 31, 2025	September 30, 2023
Revenues:
Immersion:
Royalty and license	$8,437	$9,482	$70,989	$23,539
Barnes & Noble Education:
Product and other	423,163	—	1,112,955	—
Rental income	43,162	—	90,556	—
	466,325	—	1,203,511	—
Total revenues	474,762	9,482	1,274,500	23,539
Cost of sales (excludes depreciation and amortization expense):
Barnes & Noble Education:
Product and other cost of sales	343,613	—	897,617	—
Rental cost of sales	25,330	—	50,513	—
	368,943	—	948,130	—
Operating expenses:
Immersion:
Selling and administrative expenses	5,010	2,963	22,586	10,648
Barnes & Noble Education:
Selling and administrative expenses	71,498	—	178,822	—
Depreciation and amortization expense	9,979	—	24,630	—
Impairment	604	—	604	—
Restructuring and other charges	(7,478)	—	(2,414)	—
	74,603	—	201,642	—
Total operating expenses	79,613	2,963	224,228	10,648
Operating income (loss)	26,206	6,519	102,142	12,891
Interest and other income (expense), net	14,803	(2,554)	29,039	10,731
Interest expense	(4,167)	—	(11,081)	—
Income (loss) before provision for income taxes	36,842	3,965	120,100	23,622
Provision for income taxes	(17,417)	(1,285)	(32,521)	(5,636)
Net income (loss)	$19,425	$2,680	$87,579	$17,986

Immersion

Immersion generates license and royalty revenues from a wide range of IP that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial.

We have adopted a business model under which we offer licenses to our patented technology to our customers and offer our customers enabling software, related tools and technical assistance related to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology. Our licenses enable our customers to deploy haptic-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 800 issued or pending patents worldwide as of January 31, 2025. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques. Our portfolio includes numerous patents and patent applications that we believe may become essential to emerging standards in development by Standards Development Organizations (“SDOs”) including media standards in development by ISO/IEC Moving Picture Expert Group (MPEG) and software and system standards in development at IEEE-SA.

A summary of our results of operation for the three and nine months ended January 31, 2025, and September 30, 2023 is as follows (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	January 31, 2025	September 30, 2023	$ Change	% Change	January 31, 2025	September 30, 2023	$ Change	% Change
Revenues:
Fix license revenue	$5,754	$1,199	$4,555	380%	$61,756	$3,732	$58,024	1555%
Per unit royalty revenue	2,683	8,283	(5,600)	-68%	9,233	19,807	(10,574)	-53%
	8,437	9,482	(1,045)	-11%	70,989	23,539	47,450	202%
Selling and administrative expenses	5,010	2,963	2,047	69%	22,586	10,649	11,937	112%
Operating income (loss)	$3,427	$6,519	$(3,092)	-47%	$48,403	$12,890	$35,513	276%

Revenues

Immersion revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Fixed fee license revenue increased by $4.6 million in the three months ended January 31, 2025, compared to the three months ended September 30, 2023, primarily due to $3.0 million increase in automotive license revenue following the new license agreements entered into during the three months ended January 31, 2025.

Per-unit royalty revenue decreased by $5.6 million, or 68%, in the three months ended January 31, 2025 compared to the three months ended September 30, 2023, primarily due to a $3.8 million decrease in royalties from mobility licensees.

Geographically, revenues generated in Asia, North America, and Europe for the three months ended January 31, 2025 represented 31%, 9%, and 60%, respectively, of our total revenue as compared to 68%, 8%, and 24%, respectively, for the three months ended September 30, 2023. Revenue is significantly different from period to period due to the timing and geographic location of the company that executes the agreements.

Fixed fee license revenue increased by $58.0 million in the first nine months of fiscal 2025 compared to the nine months ended September 30, 2023, primarily due to a $56.8 million increase in mobility and gaming license revenue following the new license agreements entered into during the nine months ended January 31, 2025.

Per-unit royalty revenue decreased by $10.6 million, or 53%, in the nine months ended January 31, 2025 compared to the nine months ended September 30, 2023, primarily due to a $7.9 million decrease in royalties from mobility licenses.

Geographically, revenues generated in Asia, North America, and Europe for the nine months ended January 31, 2025 represented 88%, 4%, and 8%, respectively, of our total revenue as compared to 77%, 12%, and 11%, respectively, for the nine months ended September 30, 2023. Revenue is significantly different from period to period due to the timing and geographic location of the company that executes the agreements.

Operating Expenses

A summary of operating expenses for the three and nine months ended January 31, 2025, and September 30, 2023, is as follows (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	January 31, 2025	September 30, 2023	$ Change	% Change	January 31, 2025	September 30, 2023	$ Change	% Change
Selling and administrative expense	$5,010	$2,963	$2,047	69%	$22,586	$10,649	$11,937	112%

Selling and administrative expenses - Our selling and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation, legal and other professional fees, external legal costs for patents, office expense, travel, and facilities costs.

Selling and administrative expenses increased $2.0 million in the three months ended January 31, 2025 as compared to the three months ended September 30, 2023 primarily due to a $2.3 million increase in compensation, benefits and other personnel related costs; partially offset by a $0.2 million decrease in legal costs. The increase in compensation, benefits and other personnel related costs is largely attributable to higher stock-based compensation expense resulting from new equity grants partially offset by a decrease in variable compensation.

Selling and administrative expenses increased $11.9 million in the nine months ended January 31, 2025 as compared to the nine months ended September 30, 2023 primarily due to a $4.9 million increase in legal costs and a $4.7 million increase in compensation, benefits and other personnel related costs. The increase in legal costs was due to costs related to the new license agreements and the Barnes & Noble Education Transaction. The increase in compensation, benefits and other personnel related costs were primarily driven by increases in variable compensation and stock-based compensation.

Barnes & Noble Education

Barnes & Noble Education is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Barnes & Noble Education is also a textbook wholesaler, and bookstore management hardware and software provider. Barnes & Noble Education operates 1,164 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.

The strengths of Barnes & Noble Education's business include its ability to compete by developing new products and solutions to meet market needs, its large operating footprint with direct access to students and faculty, its well-established, deep relationships with academic partners and stable, long-term contracts and its well-recognized brands. Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers its BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials to students on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. Barnes & Noble Education is moving quickly to accelerate its First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2024, and Barnes & Noble Education plans to continue to scale the number of schools adopting First Day Complete in Fiscal 2025 and beyond. See BNC First Day® Affordable Access Course Material Programs below.

Barnes & Noble Education expects to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand its e-commerce capabilities and accelerate such capabilities with its service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (collectively referred to herein as the “F/L Relationship”), win new accounts, and expand its revenue opportunities through strategic relationships. Barnes & Noble Education expects gross comparable store general merchandise sales to increase over the long term, as its product assortments continue to emphasize and reflect changing consumer trends, and Barnes & Noble Education evolves its presentation concepts and merchandising of products in stores and online, which Barnes & Noble Education expects to be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting on Barnes & Noble Education's behalf as its service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of its logo general merchandise business.

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

BNC First Day Affordable Access Course Material Programs

Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers its BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials to students on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.

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

Offering course materials through the BNC First Day® affordable access course material programs, First Day Complete and First Day, is an important strategic initiative to meet the market demands of reduced pricing for students, as well as the opportunity to improve student outcomes, while, at the same time, increasing Barnes & Noble Education's market share, revenue and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These affordable access course material programs have allowed Barnes & Noble Education to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted. Barnes & Noble Education is moving quickly to accelerate its First Day Complete strategy. Many institutions have already adopted First Day Complete, and Barnes & Noble Education plans to continue to scale the number of schools adopting First Day Complete in fiscal 2025 and beyond.

Seasonality

Barnes & Noble Education’s business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Barnes & Noble Education’s quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in Barnes & Noble Education's fiscal calendar dates. These shifts in timing may affect the comparability of Barnes & Noble Education's results across periods.

Given the growth of BNC First Day® affordable access course material programs, the timing of cash collection from the school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts Barnes & Noble Education’s BNC First Day® affordable access course material offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in the third quarter given the timing of the Spring Term and Barnes & Noble Education’s quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of Barnes & Noble Education’s sales shift to BNC First Day® affordable access course material offerings, Barnes & Noble Education is focused on efforts to better align the timing of its cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the customer accesses the digital content compared to: (i) the rental of physical textbooks where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of our products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of products by Barnes & Noble Education customers for products ordered through its websites and virtual bookstores.

A summary of Barnes & Noble Education’s results of operation for the reporting period for the three months ended January 31, 2025 and for the period from June 10, 2024 to January 31, 2025, is as follows (in thousands):

	Three Months Ended January 31, 2025	From June 10, 2024 to January 31, 2025
Revenues:
Product and other	$423,163	$1,112,955
Rental income	43,162	90,556
Total revenue	466,325	1,203,511
Cost of sales (excluding depreciation and amortization expense):
Product and other cost of sales	343,613	897,617
Rental cost of sales	25,330	50,513
Total cost of sale	368,943	948,130
Operating expenses
Selling and administrative expenses	71,498	178,822
Depreciation and amortization expense	9,979	24,630
Impairment	604	604
Restructuring and other charges	(7,478)	(2,414)
Total operating expenses	74,603	201,642
Operating income (loss)	$22,779	$53,739

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

Total revenue was $466.3 million during the three months ended January 31, 2025, primarily consisting of $423.2 million product and other sales and $43.2 million of rental sales. Total revenue was $1,203.5 million during the period from June 10, 2024, to January 31, 2025, primarily consisting of $1,113.0 million product and other sales and $90.6 million of rental sales.

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

Restructuring and other charges

During the period from June 10, 2024, to January 31, 2025, Barnes & Noble Education recognized restructuring and other charges (credits) totaling $(2.4) million, comprised primarily of $(9.0) million expense reversal related to the termination of liabilities related to a frozen retirement benefit plan, partially offset by cost and expense of $2.1 million related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives, $2.0 million of severance costs related to the departure of Barnes & Noble Education's Chief Executive Officer on June 11, 2024, a $1.9 million loss related to fixed assets disposal, and $0.8 million costs associated with legal and advisory professional services restructuring and process improvements and other charges.

Impairment

Barnes & Noble Education's impairment expense did not have a material or meaningful impact on operations during the periods.

Interest and other income (expense), net, Interest expense, and Income taxes

A summary of consolidated interest and other income (expense), net, interest expense, and income taxes for the three and nine months ended January 31, 2025 and September 30, 2023 are as follows (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	January 31, 2025	September 30, 2023	$ Change	% Change	January 31, 2025	September 30, 2023	$ Change	% Change
Operating income (loss)	$26,206	$6,519	$19,687	302%	$102,142	$12,891	$89,251	692%
Interest and other income (expense), net	14,803	(2,554)	17,357	-680%	29,039	10,731	18,308	171%
Interest expense	(4,167)	—	(4,167)	NM	(11,081)	—	(11,081)	NM
Income (loss) before provision for income taxes	36,842	3,965	32,877	829%	120,100	23,622	96,478	408%
Provision for income taxes	(17,417)	(1,285)	(16,132)	1255%	(32,521)	(5,636)	(26,885)	477%
Net income (loss)	$19,425	$2,680	$16,745	625%	$87,579	$17,986	$69,593	387%

Interest and other income (expense), net - Interest and other income (expense), net consists primarily of interest and dividend income from cash and cash equivalents and marketable debt and equity securities, realized and unrealized gains (losses) on our marketable equity securities, and derivative instruments and realized gains (losses) on our marketable debt securities.

Interest and other income (expense), net increased $17.4 million during the three months ended January 31, 2025 compared to the three months ended September 30, 2023, primarily due to a $17.1 million increase in net gains from investments in marketable equity securities and derivative instruments and a $0.3 million increase in interest income.

Interest and other income (expense), net increased $18.3 million during the nine months ended January 31, 2025, compared to the nine months ended September 30, 2023, primarily driven by a $16.5 million increase in net gains from investments in marketable equity securities and derivative instruments and a $1.9 million increase in interest income.

Interest expense - Interest expenses primarily consisted of interest charges related to Barnes & Noble Education’s credit facility. Interest expense decreased primarily due to the June 10, 2024 debt financing transaction, lower borrowings, and lower interest rates.

Provision for income taxes - The changes in the provision for income taxes are described below:

Immersion

Provision for income taxes for the three and nine months ended January 31, 2025 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We maintain no valuation allowance against our U.S. federal deferred tax assets and maintain a valuation allowance against certain our U.S. state and Canadian federal deferred tax assets. The change in the estimated effective tax rate was mainly driven by higher U.S. taxable income which was a result of higher U.S. passive income.

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

We also maintain liabilities for uncertain tax positions. As of January 31, 2025, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $7.6 million, all of the $7.6 million could be payable in cash. In addition, interest and penalty of $0.2 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $7.6 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax provision of $11.9 million on pre-tax loss of $30.7 million during the period of May 1, 2024 to January 31, 2025, which represented an effective income tax rate of (38.8)%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of January 31, 2025, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

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

Cash, cash equivalents, and investments-current - As of January 31, 2025, our cash, cash equivalents, and investments-current totaled $153.9 million, a $24.5 million decrease from $178.4 million on April 30, 2024. In addition, as of January 31, 2025, we had restricted cash of $7.5 million.

A summary of select cash flow information for the nine months ended January 31, 2025 and September 30, 2023 are as follows (in thousands):

	Nine Months Ended
	January 31, 2025	September 30, 2023
Net cash provided by (used in) operating activities	$(107,674)	$12,779
Net cash provided by (used in) investing activities	$4,405	$(19,366)
Net cash provided by (used in) financing activities	$102,980	$(13,532)

Cash provided by (used in) operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, deferred income taxes, net (gains) losses on investments in marketable securities, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $107.7 million for the nine months ended January 31, 2025, a $120.5 million decrease compared to the nine months ended September 30, 2023. This cash decrease was primarily attributable to a $207.2 million decrease from changes in operating assets and liabilities, partially offset by $69.6 million increase from changes in net income and a $17.2 million increase from non-cash items.

Net cash provided by operating activities was $12.8 million in the nine months ended September 30, 2023, a $19.5 million decrease compared to the same period in 2022.  This cash decrease was primarily attributable to a $14.7 million decrease from changes in non-cash items and $11.8 million decrease from changes in net operating assets, partially offset by a $7.0 million increase in net income.

Cash provided by (used in) investing activities - Our investing activities primarily consist of purchases of marketable securities and other investments and proceeds from disposal of marketable securities and other investments; proceeds from issuance of derivative instruments; payments made to settle derivative instruments; payment for business acquisitions, net of cash acquired; and purchases of property and equipment.

Net cash provided by investing activities during the nine months ended January 31, 2025 was $4.4 million primarily consisting of $127.2 million in cash provided by proceeds from selling marketable securities and derivatives, partially offset by $85.8 million in cash used to purchase marketable securities and the settlement of derivative instruments, $29.6 million cash used in business acquisition, net of cash acquired, and $8.1 million in purchase of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2023 was $19.4 million primarily consisting of $167.9 million in cash used to purchase marketable securities and in the settlement of derivative instrument, partially offset by $148.5 million in proceeds from selling marketable securities and derivatives.

Cash provided by (used in) financing activities — Our financing activities primarily consist of cash proceeds from issuance of common stock, payments of dividend, proceeds from and repayments of credit facility, cash received from sale issuance of common stock, and cash paid for repurchases of our common stock.

Net cash provided by financing activities during the nine months ended January 31, 2025 was $103.0 million primarily consisting of $616.4 million proceeds from borrowing under Barnes & Noble Education's credit facility and $78.3 million in proceeds from sale of Barnes & Noble Education Common Stock, net of commissions, partially offset by $576.5 million debt repayment and $11.3 million in dividend payments, and $2.7 million in shares withheld for payroll taxes.

Net cash used in financing activities during the nine months ended September 30, 2023 was $13.5 million primarily consisting of $6.4 million in dividend payments, $6.2 million stock repurchases, and $1.1 million in shares withheld to cover payroll taxes.

Total cash, cash equivalents, and short-term investments were $153.9 million as of January 31, 2025 of which approximately 14%, or $21.4 million, was held by our foreign subsidiaries and subject to repatriation tax effects.

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

On November 8, 2024, our Board declared a special cash dividend of $0.245 per share, which was paid on January 24, 2025 to stockholders of record on January 10, 2025.

On March 10, 2025, our Board declared a quarterly dividend of $0.045 per share that will be payable, subject to any prior revocation, on April 25, 2025 to stockholders of record on April 14, 2025.

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

On December 29, 2022, our Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. On August 8, 2023, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2023, to December 29, 2024. On August 27, 2024, the Board approved an amendment to extend the expiration date of the December 2022 Stock Repurchase Program that was set to expire on December 29, 2024, to December 29, 2025. On March 10, 2025, our Board approved an amendment to extend the expiration date of the Company's current stock repurchase program that was set to expire on December 29, 2025 to December 29, 2026.

 During the nine months ended January 31, 2025, we repurchased 136,668 shares of our common stock for $1.2 million at average purchase price of $8.55 per share. As of January 31, 2025, we had $40.6 million available for repurchase under the December 2022 Stock Repurchase Program.

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

Goodwill recognized in connection with our acquisition of Barnes & Nobel Education was $14.2 million. Barnes & Noble Education is a separate reporting unit, and all goodwill was allocated to this reporting unit. Goodwill is not amortized but reviewed for impairment at least annually at year-end, and when triggering events occur between annual impairment tests. Refer to Note 7. Goodwill and Intangible Assets for additional information.

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

Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024, and Barnes & Noble Education's Annual Report on Form 10-K for the year ended April 27, 2024 (as updated through Barnes & Noble Education's Current Report on Form 8-K filed with the SEC on December 11, 2024) for a complete discussion of our critical accounting policies and estimates. The preparation of financial statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of our financial condition and operating results require the management to make judgments, assumptions and estimates that affect the amounts reported. See Note 1. Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 herein, which describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of January 31, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

       Changes in Internal Control Over Financial Reporting

On June 10, 2024, we completed the Transactions with Barnes & Noble Education which were accounted for as a business combination. We are currently in the process of assessing Barnes & Noble Education’s internal controls over financial reporting and integrating Barnes & Noble Education with our existing controls over financial reporting. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company.  Other than incorporating Barnes & Noble Education’s controls, there were no changes in internal control over financial reporting that occurred during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2012 to 2017 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, the Company filed an appeal with the Korea Administrative Court on June 10, 2019. The Company has had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. The Company had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 8, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities. In connection with the Korea Administrative Court’s decision, the Korean tax authorities filed an appeal on June 28, 2023, with the Seoul High Court to seek the cancellation of the lower court’s decision. The appellate case is in progress at the Seoul High Court and the first hearing and the hearing took place on November 30, 2023 and February 1, 2024, respectively. However, the next hearing will be set at a later date

 On April 25, 2023, the Company received notice from LGE requesting the Company to reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, the Company provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to the Company to the extent the Company ultimately prevails in the appeal in the Korean courts. On June 29, 2023, on behalf of LGE, the Company filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, the Company submitted its rebuttal brief in response thereto. On September 23, 2023, the Korean tax authority, on behalf of LGE, the Company submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing the claims of the Company on the grounds that its claims are without merit. In response thereto, on behalf of LGE, the Company filed an appeal with the Korea Administrative Court on December 29, 2023. On July 25, 2024, the Korea Tax Tribunal rendered a decision against LGE, and the deadline for the court appeal of the local income claim is October 21, 2024. In addition, the Korea Administrative Court scheduled a hearing date of August 29, 2024, which was cancelled and will be rescheduled at a later date. On October 18, 2024, the Company filed a complaint and a brief with the Korea Administrative Court for the local income tax appeal. This case has been reassigned due to its significance and the Korean tax authority filed its answer on November 27, 2024. On February 24, 2025, the Korea Administrative Court scheduled a hearing for March 21, 2025, and the Company intends to request a deferral for this hearing.

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

Valve filed IPRs, IPR2024-00477 and IPR2024-00478 on January 19, 2024. These petitions are directed to U.S. Patent Nos. 7,336,260 and 9,430,042 respectively. The Company filed its patent owner preliminary responses to these petitions on April 26, 2024, and April 29, 2024, respectively. The Patent Trial and Appeal Board issued a decision, granting institution of these petitions on July 24, 2024, and July 25, 2024, respectively. The Company’s patent owner responses to these petitions were filed on October 15, 2024, and October 17, 2024, respectively. Valve filed their replies to the Company’s patent owner responses for both petitions on January 17, 2025. The Company’s patent owner sur-replies for the petitions were filed on February 28, 2025. Oral argument for both of these IPR proceedings are scheduled for April 23, 2025. Valve filed IPR2024-00508 on January 30, 2024, which is directed to U.S. Patent No. 9,116,546. The Company elected not to file a patent owner preliminary response to this petition. The Patent Trial and Appeal Board issued a decision, granting institution of this petition on August 6, 2024. The Company elected not to file patent owner response to the petition. The Board is expected to issue their final written decision no later than August 6, 2025. Valve filed IPR2024-00556 on February 7, 2024, which is directed to U.S. Patent No. 8,749,507. The Company filed its patent owner preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 6, 2024. The Company elected not to file a patent owner response to the petition. The Board is expected to issue their final written decision no later than August 6, 2025. Valve filed IPR2024-00557 on February 7, 2024, which is directed to U.S. Patent No. 10,665,067. The Company filed its patent owner’s preliminary response to this petition on May 15, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 13, 2024. The Company’s patent owner response to the petition was filed November 5, 2024. Valve filed their reply to the Company’s patent owner response on February 4, 2025. The Company’s patent owner sur-reply is due March 18, 2025. Valve filed IPR2024-00582 on February 16, 2024, which is directed to U.S. Patent No. 11,175,738. The Company filed its patent owner preliminary response to this petition on June 27, 2024. The Patent Trial and Appeal Board issued a decision on granting institution on September 25, 2024. The Company’s patent owner response to the petition was filed December 20, 2024. Valve’s reply to the Company’s patent owner response is due on March 31, 2025. Valve filed IPR2024-00714 on March 22, 2024, which is directed to U.S. Patent No. 10,627,907. The Company filed its preliminary patent owner preliminary response to this petition on July 30, 2024. The Patent Trial and Appeal Board issued a decision, granting institution on August 28, 2024. The Company’s patent owner response to the petition was filed January 21, 2025. Valve’s reply to the Company’s patent owner response is due on April 15, 2025.

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

Recently announced changes to U.S. trade policy, including recently announced tariffs, could adversely affect Barnes & Noble Education's business.

Recently, the United States announced tariffs on products manufactured in several jurisdictions, including Canada, China, and Mexico, and has made announcements regarding the potential imposition of tariffs on products from other jurisdictions, such as the European Union. The President of the United States has also directed various federal officials to evaluate other aspects of United States trade policy. While the United States has temporarily paused the imposition of tariffs on Canadian and Mexican products, the pause may be lifted in whole or in part. The United States may take other action to impose, reimpose or increase tariffs, and countries subject to such tariffs may impose reciprocal tariffs or other restrictive trade measures in response to the imposition of tariffs by the United States.

Certain of Barnes & Noble Education's merchandise is sourced indirectly from outside the United States. Political or financial instability, merchandise quality issues, product safety concerns, trade restrictions, work stoppages, tariffs, foreign currency exchange rates, transportation capacity and costs, inflation, civil unrest, natural disasters, public health crises, epidemics, and pandemics, and other factors relating to foreign trade are beyond Barnes & Noble Education's control and could disrupt Barnes & Noble Education's supply of foreign-sourced merchandise.

Barnes & Noble Education is monitoring and evaluating any potential impacts that increased tariffs and other trade restrictions may have on Barnes & Noble Education's business, and considering ways in which Barnes & Noble Education may offset these impacts. There is no assurance, however, that Barnes & Noble Education will be successful in mitigating the effects on Barnes & Noble Education of increased trade regulation in the current environment.

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

During 2023, we repurchased 1,217,774 shares of our common stock for $8.3 million at an average purchase price of $6.77 per share. During the nine months ended January 31, 2025, we repurchased 136,668 shares of our common stock for $1.2 million at an average purchase price of $8.55 per share. As of January 31, 2025, we had $40.6 million available for repurchase under the December 2022 Stock Repurchase Program.

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
November 1 to November 30, 2024	—	—	—	—
December 1 to December 31, 2024	—	—	—	—
January 1 to January 31, 2025	136,668	$8.55	136,668	$40,566,109

(1) The amounts represent the amount available to repurchase shares under the authorized repurchase program as of January 31, 2025. Our stock repurchase program does not obligate the Company to acquire any specific number of shares.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, effective as of August 12, 2022	8-K	000-38334	3.1	August 15, 2022
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
31.1	*	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Report Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	This certification is deemed not filed for purposes of section 18 of the Exchange Act, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act, as amended, or the Exchange Act, as amended.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2025

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

