Form 10-K
period 2025-04-30
IMMERSION CORP
filed 2026-03-12
CIK 1058811

m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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
Series C Junior Participating Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously-issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on October 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $227,763,695 (based on the closing sales price of the registrant’s common stock on that date). On March 4, 2026, there were 32,921,888 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMMERSION CORPORATION

EXPLANATORY NOTE

Restatement of Prior Period Financial Results and Conclusion of Investigation

As previously disclosed by Immersion Corporation (the “Company”), certain information regarding the recording of cost of digital sales was brought to the attention of the Audit Committee of the Board of Directors (“Barnes & Noble Education Audit Committee”) of Barnes & Noble Education, Inc. (“Barnes & Noble Education”), a consolidated variable interest entity of the Company. With the assistance of outside counsel and advisors, Barnes & Noble Education completed an investigation into certain accounting matters related primarily to the recording of cost of digital sales (the “Investigation”).

The Investigation is now complete and, based on the Investigation, the Barnes & Noble Education Audit Committee concluded that a former Barnes & Noble Education Payment Processing employee (whom Barnes & Noble Education has terminated) made unsupported manual journal entries that improperly reduced cost of sales in the fiscal years ended April 27, 2024 and May 3, 2025. The Investigation revealed that this employee acted alone, and without assistance, support, or direction from any other individual associated with Barnes & Noble Education. The Investigation further revealed that this employee knowingly circumvented Barnes & Noble Education’s internal accounting controls in an effort to make these journal entries, which he knew were unsupported and improper. This Barnes & Noble Education employee did not derive any pecuniary gains, directly or indirectly, because of his actions. The Investigation identified unsupported manual journal entries that improperly reduced cost of sales, with a reciprocal impact to accrued liabilities and accounts receivable, in Barnes & Noble Education’s fiscal years ended May 3, 2025, and April 27, 2024. The Investigation also concluded that certain revenue recognized in the third quarter of fiscal 2025 related to First Day Complete was incorrectly accelerated based upon incorrect opt-out assumptions; this revenue automatically reversed in the fourth quarter of fiscal 2025 based on actual opt-out rates.

The Company obtained control of Barnes & Noble Education on June 10, 2024. Accordingly, the Investigation and related improper journal entries impacted the Company’s results as of and for the fiscal year ended April 30, 2025, including interim periods within that year.

On September 8, 2025, the Board of Directors of the Company (the “Board”) concluded that the Company’s previously-issued unaudited condensed consolidated financial statements for the fiscal third quarter and nine months ended January 31, 2025, the fiscal second quarter and six months ended October 31, 2024, and the calendar second quarter and six months ended June 30, 2024, contained in its Quarterly Reports on Form 10-Q (the “Restated Periods”), as well as its disclosures related to such financial statements, including any reports, earnings releases, and investor presentations, and related communications issued by or on behalf of the Company with respect to the Restated Periods (the “Previously-Issued Financial Information”), should no longer be relied upon. Accordingly, this Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (“Form 10-K”) includes the restatement of our previously-issued unaudited condensed consolidated financial statements and related disclosures for the Restated Periods (the “Restatement”). We have not filed and do not intend to file amendments to our Quarterly Reports on Form 10-Q for the Restated Periods. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to the Restated Periods.

The Restatement includes corrections related to the digital cost of sales matters identified in the Investigation as well as the following items:

Lease Accounting (ASC 842)

Immersion identified errors in its application of Accounting Standards Codification (“ASC”) 842 - Leases related to: (i) the application of purchase accounting, which requires treating the leases as if a new lease is formed as of the acquisition date, a portion of the following year’s payments are subject to a minimum value (“Next Year MAG”), based on the contract terms and the sales activity at the location during the current year. Therefore, as part of purchase accounting, the Company is required to capitalize and ROU asset and lease liability associated with the Next Year MAG and the value that has become fixed through the date of the acquisition; and (ii) certain contracts were incorrectly interpreted with respect to the contractual end dates, which impacted the Company’s assessment of short-term leases, resulting in either inappropriate capitalization of short-term leases or inappropriate exclusion of leases that were not short term, as part of purchase accounting.

Lease-related corrections are reflected in all Restated Periods.

Textbook Rental Inventory

A review of Barnes & Noble Education’s aged Textbook rental inventory identified $4.6 million of rental textbooks that should have been written off in fiscal years prior to fiscal 2025. As a result, an adjustment of $4.6 million was recorded to textbook rental inventories as reflected in the acquired balances upon purchase accounting.

Legal Settlement

A $1.3 million class action settlement involving Barnes & Noble Education was finalized in December 2024 and accrued in the fourth quarter of fiscal 2025. Because the obligation was incurred in the third quarter, the liability and expense have been restated into the fiscal quarter and nine-months ended January 31, 2025.

Remeasurement of Noncontrolling Interest (“NCI”)

As part of the Restatement, Immersion corrected the timing of the remeasurement of the NCI in Barnes & Noble Education in the second quarter of fiscal 2024 that was filed prior to the Company’s change in fiscal year end, which was not adjusted in the Company’s previously-issued financial statements. As a result of the remeasurement, the Company recorded a $55.6 million reduction to noncontrolling interest in consolidated subsidiaries with a corresponding increase to additional paid-in capital.

Revenue Recognition

As part of the Restatement, Immersion corrected the timing of revenue recognition for a customer contract from the second quarter of calendar year 2024. As a result, revenue was decreased by $3.9 million and income tax benefit decreased by $1.0 million in the quarter and six-months ended June 30, 2024.

Business Combination

As a result of the Restatement, including the historical results of Barnes & Noble Education and the application of ASC 805 in accounting for the business combination, the Company has restated the results of the business combination accounting described in Note 3. Business Combination. The effects of the Restatement resulted in an increase to goodwill of $54.9 million, associated with a reduction in the net assets identified at the closing of the Transactions (as defined below).

The quantitative impact of these restatement adjustments is presented in Restatement of Previously-Issued Consolidated Financial Statements in Note 20. Restatement of Quarterly Financial Information (Unaudited) in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

Compensation Recovery Policy

In connection with the Securities and Exchange Commission (“SEC”)’s and Nasdaq’s rules requiring adoption of a clawback policy applicable to incentive-based compensation for Section 16 officers of listed companies, the Company has adopted the Immersion Dodd-Frank Clawback Policy. Under such policy, if the Company is required to restate its financial results due to material noncompliance with financial reporting requirements under the securities laws, the Company will recoup any erroneously awarded incentive-based compensation from the Company’s current and former executive officers. Further, our Executive Incentive Plan provides the Company with the authority to require repayment of annual cash incentive awards in instances of fraudulent activity and (or) misstated financials or otherwise inaccurate financial reporting. As such, we conducted a clawback analysis in connection with the Restatement as required by the Company’s policies and concluded that recovery of erroneously awarded compensation was not required under the Immersion Dodd-Frank Clawback Policy as no excess compensation was paid to any subject executive officer based on the financial results for the Restatement Periods.

Internal Control Considerations

In connection with the restatement of the Restated Periods, management concluded our disclosure controls and procedures and internal control over financial reporting were not effective as of April 30, 2025, as described in Part II, Item 9A, Controls and Procedures. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, Controls and Procedures.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “target,” “project,” “forecast,” “seek,” “may,” “should,” “could,” “would,” or other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include among other things, any expectations, projections, or other characterizations of future events, or circumstances, and include, but are not limited to, statements regarding: (i) our strategy and our ability to execute our business plan; (ii) our competition and the market in which we operate; (iii) our customers and suppliers; (iv) our revenue and trends related thereto, and the recognition and components thereof; (v) our costs and expenses, including our investment of surplus funds and sales of marketable debt securities; (vi) seasonality and demand; (vii) our investment in research and technology development; (viii) changes to general and administrative expenses; (ix) our foreign operations and the reinvestment of our earnings related thereto; (x) our investment in and protection of our intellectual property (“IP”); (xi) our employees; (xii) the sufficiency of our capital resources; (xiii) unrecognized tax benefit and tax liabilities; (xiv) the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; (xv) changes in laws and regulations, including with respect to taxes; (xvi) our plans and estimates related to and the impact of current and future litigation and arbitration; (xvii) our leases and subleases including the timing and income related thereto; (xviii) our ability to establish and maintain proper and effective internal controls; (xix) our ability to regain and maintain compliance with SEC reporting requirements and Nasdaq continued listing rules; and (xviii) our dividend, stock-repurchase, and equity-distribution programs.

Forward-looking statements are subject to risks, uncertainties, and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results could differ materially from those projected in the forward-looking statements, therefore we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to, the risk factors contained in Part I, “Item 1A. Risk Factors.”

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties that could affect our ability to successfully implement our business strategy and affect our financial results. Before deciding whether to invest in our company, you should carefully consider all the information in this report and the following principal risks and the additional risks described in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K and in Barnes & Noble Education, Inc.’s Annual Report on Form 10-K filed with the SEC and available at www.sec.gov.

•
Our evolving business model increases the complexity of our business. Our business strategy includes acquisitions, that entail numerous risks, including the risk of management diversion and increased costs and expenses.
•
Although we have been profitable from operations since 2020, there is no assurance that we will continue to generate net income in the future and we may not be able to maintain or increase profitability.
•
Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by catastrophic events, uncertain economic and political environment in geographies in which we operate or changes in trade policies.
•
Our business could be materially and adversely affected if we are unable to enter new licensing arrangements (or renew licenses) on favorable terms or if our customers discontinue product lines that incorporate our technology. In addition, a limited number of customers account for a significant portion of our revenue, and the loss of major customers could harm our operating results.
•
Our failure to develop or acquire successful patents and obtain patents on those patents could significantly harm our business. Shortages of electronic components may cause a decrease in production and sales of our customers’ products which could result in lower royalties payable to us.
•
We are or may become involved in litigation to enforce our IP rights (or defend against assertions that we violate a third party’s IP), or to resolve conflicts over license terms in our license agreements, and the costs thereof could adversely affect our business.
•
The terms in our agreements may be construed by our licensees in a manner that is inconsistent with the rights that we have granted to other licensees or in a manner that may require us to incur substantial costs to resolve conflicts over license terms or may prevent us from enforcing our patents based on legal doctrines.
•
If we fail to protect and enforce our patent rights and other IP rights (or if there are adverse changes in patent and litigation legislation or enforcement), our ability to license our technologies and generate revenues could be impaired.
•
If we are not able to attract, recruit and retain qualified personnel, we may not be able to effectively deploy our technologies and may create operational and administrative inefficiencies that hinder our growth strategy.
•
We may incur greater tax liability than anticipated which could adversely affect our financial condition and operating results.
•
Our international revenues subject us to additional risks and costs. Further, our failure to comply with complex laws and regulations could have a material adverse effect on our operations.
•
We may not be able to continue to derive significant revenues from third party gaming peripheral makers for video gaming platforms. Automobiles incorporating our technologies are subject to lengthy development periods, making it difficult to predict when and whether we will receive royalties for these product types.
•
If our licensees’ efforts fail to generate consumer demand, our revenue may be adversely affected.
•
Our business may suffer if third parties assert that we violate their IP rights
•
Our business and operations could suffer in the event of any actual or perceived security breaches.
•
If we are unable to maintain open-source compliant products (or our products contain undetected errors), our ability to license our technologies and generate revenues may be impaired.
•
Our business depends in part on access to third-party platforms and technologies. If such access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change, our business and operating results could be adversely affected.
•
Our technologies may contain undetected errors and we may fail to adequately protect personal information, which could harm our reputation and future sales.

•
If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our business and our stock price. We have not been in compliance with SEC reporting requirements and Nasdaq continued listing rules. If we are unable to remain in compliance, there may be a material adverse effect on the Company and our stockholders.
•
Our consolidated variable interest entity, Barnes & Noble Education, is a public company which may expose us to additional costs, and our management may be required to devote substantial time to compliance initiatives. Changes in Barnes & Noble Education’s relationships with significant clients and suppliers could have a material adverse impact on its business. Tariffs, trade wars and other restrictions may have a material adverse impact on our financial condition and results of operations.
•
If Barnes & Noble Education fails to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted.
•
If Barnes & Noble Education is unable to remain in compliance, there may be a material adverse effect on Barnes & Noble Education and the Company. Barnes & Noble Education’s failure to prepare and timely file its periodic reports with the SEC limits its access to the public markets to raise debt or equity capital, may impact its ability to obtain alternative financing, and could have negative consequences under the terms of its existing credit agreements.
•
Our quarterly revenues and operating results are volatile, and if our future results are below expectations, the price of our common stock is likely to decline. Our stock price may fluctuate regardless of our performance.
•
Future sales of our equity could result in significant dilution to our existing stockholders and depress the market price of our common stock.
•
We may elect to purchase marketable securities, or digital or alternative currencies, as part of our capital allocation or investment strategy; if purchased, our financial results and the market price of our common stock may be affected by the price of these alternative investments, which may be highly volatile.
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

PART I

Item 1. Business

Overview

Immersion Corporation (the “Company”, “Immersion”, “we”, or “us”) was incorporated in 1993 in California and reincorporated in Delaware in 1999.

In June 2024, Immersion acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education”). The financial results of Barnes & Noble Education have been included in our consolidated financial statements since the acquisition date of June 10, 2024.

Following the closing of the Transactions (as defined below) with Barnes & Noble Education, we operate our business in two operating segments: Immersion and Barnes & Noble Education.

Immersion is a premier licensing company focused on the acceleration, and scaling, through licensing, of innovative haptic technologies that allow people to use their sense of touch to engage with products and experience the digital world around them. We are one of the leading experts in haptics, and our haptics licensing allows us to deliver world-class IP and technology that enables the creation of products that delight end users. Our technologies are designed to facilitate the creation of high-quality haptic experiences, enable their widespread distribution, and ensure that their playback is optimized. Our primary business is currently in the mobility, gaming, and automotive markets, and see opportunities in evolving new markets, including virtual and augmented reality and wearables.

We have adopted a business model under which we offer licenses that allow our customers to integrate Immersion’s patented technology into their products. Our licenses enable our customers to deploy haptically enabled devices, content, and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold just over 400 issued or pending patents worldwide as of April 30, 2025. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.

Barnes & Noble Education is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Barnes & Noble Education is also one of the largest textbook wholesalers and inventory management hardware and software providers. Barnes & Noble Education operates 1,146 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.

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

In connection with the closing of the Transactions, Barnes & Noble Education appointed Eric Singer, William C. Martin, Emily S. Hoffman, and Elias Nader to serve as members of the board of directors of Barnes & Noble Education (the “Barnes & Noble Education Board”) following the Closing Date. Messrs. Singer, Martin, and Nader and Ms. Hoffman are current members of the Board. In addition, at the closing, Sean Madnani was appointed to the Barnes & Noble Education Board along with two existing directors, Kathryn Eberle Walker and Denise Warren, who will each continue to serve on the Barnes & Noble Education Board following the Closing Date.

As part of the Transactions, Immersion acquired 42% of all outstanding shares of BNED Common Stock and control of Barnes & Noble Education through the five Immersion-appointed board seats. The total consideration transferred was approximately $50.1 million, consisting of $52.2 million in cash consideration paid to Barnes & Noble Education less $2.1 million in transaction costs incurred by Immersion but reimbursed by Barnes & Noble Education. For the fiscal year ended April 30, 2025, Immersion incurred costs related to this acquisition of $1.2 million, inclusive of the expenses reimbursed by Barnes & Noble Education, that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operations. The acquisition aims to expand Immersion's offerings, increase its customer reach, and diversify into the education sector.

Reporting Periods

Immersion previously reported our financial results based on a calendar-year basis and we reported our quarterly financial results as of March 31, June 30, and September 30, and reported our annual financial results as of December 31. Barnes & Noble Education's fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April.

In order to more closely align with Barnes & Noble Education’s fiscal year, on September 27, 2024, our Board approved a change to our fiscal year from beginning on January 1 and ending on December 31 to a fiscal year beginning on May 1 and ending on April 30. As a result of the change in fiscal year, we have included herein the required disclosures for the period from January 1, 2024 through April 30, 2024.

Our new fiscal year begins on May 1 and ends on April 30. Therefore, the financial results of the current fiscal year may not be comparable to prior fiscal years. References throughout this Annual Report on Form 10-K to Immersion’s Fiscal 2025 refer to the fiscal year ended April 30, 2025.

The financial information presented in this Annual Report on Form 10-K includes the financial information of Barnes & Noble Education for the period from June 10, 2024 to May 3, 2025.

Immersion Segment

Immersion has adopted a business model under which we offer licenses to our patented technology to our customers and offer our customers enabling software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology. Our licenses enable our customers to deploy haptically enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold just over 400 issued or pending patents worldwide at April 30, 2025. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.

Business Strategy

Our goals are to maximize our profitable licensing opportunities to increase stockholder value and to drive the adoption of our touch technology across markets and applications to improve user experiences in the digital realm. Our strategy is founded upon the ability to:

Drive Adoption. Communicate the advantages of our patents and technologies to the relevant customers in target end-markets and encourage their adoption through demonstrations, and incorporation in the offerings of world-class companies.

Monetize. License our technology to customers for use in the creation, distribution and playback of high-quality haptic experiences in various products, services and markets.

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

Immersion haptic technologies enhance digital experiences, restoring the missing elements of confirmation, realism and rich communication to the digital world and help realize our vision: “With touch, we make people’s digital lives more personal, vivid, and meaningful”.

Confirmation. Today’s touchscreen, touch pad, and other touch surfaces often lack the physical feedback that is provided by mechanical keyboards, buttons, and switches that we need to fully understand the context of our interactions. By providing users with intuitive and unmistakable tactile confirmation as they push virtual buttons and scroll through lists, haptics can instill confidence, increase input speed, reduce errors and help improve safety. This is especially important in environments that involve distractions, such as automotive and commercial applications, where audio or visual confirmation is insufficient.

Realism. Haptics can inject a sense of realism into user experiences by exciting the senses and allowing the user to become immersed in the action and nuance of the application. For example, in haptically-enhanced videos, mobile games and simulations that integrate audio-visual content with tactile sensations, users can feel guns recoil, engines revving, and the crack of a baseball bat crushing a home run.

Rich Communications. When humans communicate through touch, they are better able to establish emotional connections and feelings of closeness. In mobile devices and wearables, haptics can enhance voice, chat and video applications by creating a sense of physical presence, allowing for more personal and engaging communications between users. Moreover, haptics can offer users a discreet and unobtrusive way of exchanging meaningful information without disruptive audio or visual feedback.

Offerings

We license our intellectual property, including patents and proprietary haptic technology, to our customers through a variety of different licensing arrangements. Our offerings include technology licenses, patent licenses, and combined licenses that cover both technology and patents. In most cases, we grant patent licenses to our customers and also offer technology licenses with specific rights and restrictions to the applicable patents described in the license agreements. When we grant patent licenses, including fully paid up perpetual licenses, we generally provide the customer with a defined right to use our patents in its own products, subject to limitations by specific field of use and other restrictions.

Our agreements are typically structured with fixed, variable, a mix of fixed and variable, or one time royalty and/or license payments over certain defined periods.

Patent Licenses

Over nearly 30 years, we have assembled and maintained a far-reaching and deep portfolio of patents covering many of the foundational aspects and commercial applications of haptic technology. We have implemented formal policies and procedures governing how we protect and maintain our IP assets, and we invest resources judiciously and in a cost-efficient manner in our patent portfolio with the goal of improving return on investment for our stockholders. We continue to efficiently manage our patent prosecution and maintenance costs. Our portfolio includes just over 400 worldwide issued or pending patents at April 30, 2025, which supports our licensing activities, protects our business interests, and represents an important revenue channel for us.

Markets

Mobile Communications, Wearables, and Consumer Electronics. We license our intellectual property relating to haptic technology to original equipment manufacturers (“OEMs”) in the mobile, gaming, and related consumer electronics markets.

Our licensees currently include some of the top makers of mobile devices in the world, including Samsung, Google, Sony, Panasonic, as well as integrated circuit manufacturers such as Awinic and Dongwoon Anatech.

Immersion Segment revenue generated from OEMs and integrated circuit customers in the mobile communications market represented 64% and 41% of our total revenue for the fiscal year ended April 30, 2025, and calendar year ended December 31, 2023, respectively.

Gaming and VR. We have licensed our patents directly to Microsoft, Sony and Nintendo for use in their console gaming products. We have also licensed our patents to Sony for use in virtual reality (“VR”) products. Additionally, we have licensed our patents to third party gaming peripheral manufacturers and distributors for use in spinning mass and force feedback devices such as controllers, steering wheels and joysticks, to be used with PC platforms running on Microsoft Windows and other operating systems, as well as in connection with video game consoles made by Microsoft, Sony, Nintendo and others. Our PC gaming licensees include Guillemot and Microsoft. We will not receive any further royalties from Microsoft under our current agreement with Microsoft, including with respect to Microsoft’s gaming products or any other haptic-related product that Microsoft produces or sells.

Immersion Segment revenue generated from customers in the gaming and VR market represented 24% and 32% of our total revenue for the fiscal year ended April 30, 2025, and calendar year ended December 31, 2023, respectively.

Automotive. We offer patent licenses to automotive makers and suppliers. Our current licensees include ALPS Alpine, Continental, Preh, Nissha Co. Ltd., Mobase Electronics (formerly Seoyon Electronics), Tokai Rika, and Vishay Intertechnology.

Immersion Segment revenue generated from automotive customers, as a percentage of our total revenue for the fiscal year ended April 30, 2025, and calendar year ended December 31, 2023, represented 10% and 22%, respectively.

Other. We offer patent licenses to other markets. Our current licensees include Stanley, Nippon Seiki, Sensel, Wacom Co., Ltd., and others.

We expect the mix of our total revenue from our markets to remain fairly consistent but believe certain markets may fluctuate significantly from quarter to quarter based upon the terms in our technology licenses, our revenue recognition policies and the seasonality of our licensee’s shipments.

Sales

Our revenue fluctuates quarterly and is generally higher in the second and third quarters of our fiscal year due to increased shipments by our customers of licensed products in preparation for the holiday season. However, significant fluctuations in the timing of our revenue can be driven by the terms of significant licensing agreements, the period in which such agreements become effective, and our revenue recognition policies.

Additional information about significant customers is incorporated herein by reference to Note 4. Segment Information of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

The principal competitive factors impacting our business are the strength of the patents underlying our technology, as well as the technological expertise.

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

As of April 30, 2025, Immersion and our wholly owned subsidiaries had just over 400 currently issued or pending patents worldwide that cover various aspects of our technologies. The duration of our issued patents is determined by the laws of the country of issuance and is typically 20 years from the effective date of filing of the patent application resulting in the patent.

Our success, in part, depends on ensuring that our patents and other intellectual property continue to be relevant in our core markets in a manner that aligns with our business strategy while efficiently managing our costs.

Barnes & Noble Education Segment

Barnes & Noble Education is one of the largest contract operators of physical and virtual bookstores for college campuses and K-12 institutions across the United States. Barnes & Noble Education is also one of the largest textbook wholesalers and inventory management hardware and software providers. Barnes & Noble Education operates 1,146 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.

Business and Strategy

The strengths of Barnes & Noble Education’s business include: (i) its ability to compete by developing new products and solutions to meet market need; (ii) a large operating footprint with direct access to students and faculty; (iii) well-established, deep relationships with academic partners; (iv) stable, long-term contracts; and (v) well-recognized brands. Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience, and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers its BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. These programs have allowed Barnes & Noble Education to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of future results. Barnes & Noble Education is moving quickly to accelerate its First Day Complete strategy. Many institutions have adopted First Day Complete and Barnes & Noble Education continues to scale the number of schools adopting First Day Complete.

Barnes & Noble Education expects to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand its e-commerce capabilities and accelerate such capabilities through its service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (collectively referred to herein as the “F/L Relationship”), win new accounts, and expand its revenue opportunities through strategic relationships. Barnes & Noble Education expects gross comparable store general merchandise sales to increase over the long term, as its product assortments continue to emphasize and reflect changing consumer trends, and Barnes & Noble Education evolves its presentation concepts and merchandising of products in stores and online, which Barnes & Noble Education expects to be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting on Barnes & Noble Education’s behalf as their service providers, provide unparalleled product assortment, e-commerce capabilities, and powerful digital marketing tools to drive increased value for customers and accelerate growth of its logo general merchandise business.

The Barnes & Noble brand (licensed from Barnes & Noble Education’s former parent) along with Barnes & Noble Education’s subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing, and are widely recognized and respected brands in the United States. Barnes & Noble Education’s large college footprint, reputation, and credibility in the marketplace not only support Barnes & Noble Education’s marketing efforts to universities, students, and faculty, but are also important to Barnes & Noble Education’s relationship with leading publishers who rely on Barnes & Noble Education as one of their primary distribution channels.

BNC First Day® Affordable Access Course Material Programs. Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including equitable access, enhanced convenience, and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers its BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials to students on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition.

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

Offering course materials through Barnes & Noble Education’s BNC First Day® affordable access course material programs, First Day Complete and First Day, is an important strategic initiative of Barnes & Noble Education to meet the market demands of reduced pricing for students, as well as the opportunity to improve student outcomes, while, at the same time, increasing Barnes & Noble Education’s market share, revenue, and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These affordable access course material programs have allowed Barnes & Noble Education to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted. Barnes & Noble Education is moving quickly to accelerate its First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2025, and Barnes & Noble Education plans to continue to scale the number of schools adopting First Day Complete in Fiscal 2026 and beyond.

Financing Arrangements

On June 10, 2024, Barnes & Noble Education completed various transactions, including an equity-rights offering, private investment, Term-Loan debt conversion, and Credit Facility refinancing, to substantially deleverage Barnes & Noble Education’s Consolidated Balance Sheet. These transactions raised additional capital for repayment of indebtedness and provided additional flexibility for Barnes & Noble Education’s working capital needs, which will also allow Barnes & Noble Education to strategically invest in innovation and continue to execute its strategic initiatives, including but not limited to the growth of Barnes & Noble Education’s First Day Complete program. Upon closing of the Transactions on June 10, 2024:

•
Barnes & Noble Education received gross proceeds of $95.0 million of new equity capital through a $50.0 million new equity investment (the “Private Investment”) led by Immersion and the $45.0 million Rights Offering. The transactions infused approximately $85.5 million of net cash proceeds after transaction costs.
•
Barnes & Noble Education’s existing Term Loan lenders, TopLids Lendco (“TopLids”) and VitalSource Technologies, Inc. (“VitalSource”), converted approximately $34.0 million of outstanding principal and accrued and unpaid interest into BNED Common Stock. Barnes & Noble Education recognized a $55.2 million loss on extinguishment of debt on the Consolidated Statement of Operations in connection with the Term Loan Debt Conversion which represents the difference between the debt fair value and net carrying value, plus unamortized deferred financing costs related to the Term Loan. As a result of the Term Loan Debt Conversion, the Term Loan and its related documentation was terminated.
•
Barnes & Noble Education refinanced their Credit Facility providing access to a $325.0 million facility maturing in 2028. The refinanced Credit Facility will meaningfully enhance Barnes & Noble Education’s financial flexibility and reduce Barnes & Noble Education’s annual interest expense.

On September 19, 2024, Barnes & Noble Education entered into an at-the market (“ATM”) sales agreement (the “September ATM Sales Agreement”) with BTIG, LLC (“BTIG”), under which Barnes & Noble Education sold the maximum of $40.0 million of its BNED Common Stock from time to time at a weighted-average price of $10.06 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon Barnes & Noble Education’s instructions (including as to price, time or size limits or other customary parameters or conditions). Barnes & Noble Education paid BTIG a commission of 2% of the gross sales proceeds of BNED Common Stock sold under the September ATM Sales Agreement. Barnes & Noble Education was not obligated to make any sales of BNED Common Stock under the September ATM Sales Agreement.

On December 20, 2024, Barnes & Noble Education entered into an additional ATM sales agreement with BTIG (the “December ATM Sales Agreement”), under which Barnes & Noble Education sold the maximum of $40.0 million of BNED Common Stock from time to time at a weighted-average price of $10.42 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon Barnes & Noble Education’s instructions (including as to price, time or size limits or other customary parameters or conditions). Barnes & Noble Education paid BTIG a commission of 2% of the gross sales proceeds of the BNED Common Stock sold under the December ATM Sales Agreement. Barnes & Noble Education was not obligated to make any sales of BNED Common Stock under the December ATM Sales Agreement.

Seasonality

Barnes & Noble Education’s business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Barnes & Noble Education’s quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in Barnes & Noble Education’s fiscal calendar dates. These shifts in timing may affect the comparability of our results across periods.

Product sales are recognized when the customer takes physical possession of Barnes & Noble Education’s products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of Barnes & Noble Education’s products by Barnes & Noble Education’s customers for products ordered through Barnes & Noble Education’s websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon delivery of the digital content as product revenue in Barnes & Noble Education’s consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in the consolidated financial statements. Depending on the product mix offered under the BNC First Day® offerings, revenue recognized is consistent with Barnes & Noble Education’s policies for product, digital, and rental sales, net of an anticipated opt-out or return provision.

Given the growth of BNC First Day® affordable access course material programs, the timing of cash collection from Barnes & Noble Education’s school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts Barnes & Noble Education’s BNC First Day® affordable access course material offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in Barnes & Noble Education’s third quarter given the timing of the Spring Term and Barnes & Noble Education’s quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of Barnes & Noble Education’s sales shift to BNC First Day® affordable access course material offerings, Barnes & Noble Education is focused on efforts to better align the timing of Barnes & Noble Education’s cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the digital content is made available to the customer compared to: (i) the rental of physical textbooks where revenue is recognized over the rental period, and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of its products; which occurs either at the point of sale for products purchased at physical locations or upon receipt of our products by our customers for products ordered through Barnes & Noble Education’s websites and virtual bookstores.

Relationship with Fanatics and Lids

In December 2020, Barnes & Noble Education entered into the F/L Relationship. Fanatics and Lids, acting on Barnes & Noble Education’s behalf as its service providers, provide unparalleled product assortment, e-commerce capabilities, and powerful digital marketing tools to drive increased value for customers and accelerate growth of its logo general merchandise business. Fanatics operates as Barnes & Noble Education’s service provider, including processing consumer personal information on its behalf, using their cutting-edge e-commerce and technology expertise to offer Barnes & Noble Education’s campus store websites expanded product selection, a world-class online and mobile experience, and a progressive direct-to-consumer platform. Coupled with Lids, the leading standalone brick and mortar retailer focused exclusively on licensed fan and alumni products, Barnes & Noble Education’s campus stores have improved access to trend and sales performance data on licensees, product styles, and design treatments. Barnes & Noble Education maintains its relationships with campus partners and remain responsible for staffing and managing the day-to-day operations of Barnes & Noble Education’s campus bookstores. Barnes & Noble Education also works closely with its campus partners to ensure that each campus store maintains unique aspects of in-store merchandising, including localized product assortments and specific styles and designs that reflect each campus’s brand. Barnes & Noble Education leverages Fanatics’ e-commerce technology and expertise for the operational management of the emblematic merchandise and gift sections of its campus store websites. Lids manages in-store assortment planning and merchandising of emblematic apparel, headwear, and gift products for Barnes & Noble Education’s partner campus stores, and Lids owns the inventory it manages, relieving Barnes & Noble Education of the obligation to finance inventory purchases from working capital. As the logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics, Barnes & Noble Education recognizes commission revenue earned for these sales on a net basis in its consolidated financial statements.

Contracts

Physical and Custom Campus Bookstore Solutions

As of April 30, 2025, Barnes & Noble Education operated 653 physical campus bookstores. Barnes & Noble Education’s physical bookstores are typically operated under management agreements with the college or university to be the official college or university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online or through learning management systems. Barnes & Noble Education pays the school a percentage of sales for the right to be the official college or university bookstore and the use of the premises; less than 40% of Barnes & Noble Education’s agreements have a minimum guaranteed amount to be paid to its partners. In addition, Barnes & Noble Education has the non-exclusive right to sell all items typically sold in a college bookstore both in-store and online. Barnes & Noble Education also has the ability to integrate the store's systems with the colleges and university’s systems in order to accept student financial aid, university debit cards, and other forms of payment. Barnes & Noble Education’s decentralized management structure empowers local teams to make decisions based on the local campus needs and fosters collaborative working relationships with its partners.

For those on-campus stores with a limited store footprint, Barnes & Noble Education also offers solutions for institutions to provide general merchandise products at the physical on-campus store, with course materials offered virtually and fulfilled direct-to-student (either to an individual address or a central campus pick-up point). The physical bookstore management contracts with colleges and universities typically include five-year terms with renewal options and are typically cancellable by either party without penalty upon advance notice ranging from 90 to 180 days depending on the contract. Barnes & Noble Education campus bookstores have an average relationship tenure of 17 years.

Virtual Campus Bookstore Solutions

As of April 30, 2025, Barnes & Noble Education operated 493 virtual campus bookstores. Barnes & Noble Education’s virtual bookstores generally operate under a contract as the institution’s official source of course materials with exclusive rights to book lists and access to online programs that link course materials to the courses offered by the school. Barnes & Noble Education’s virtual-only solutions typically ship course materials directly to students, but also have the ability to offer ship-to-campus options.

Virtual bookstore agreements typically have terms between three and five years, with automatic renewal periods. For the past three years, Barnes & Noble Education has retained approximately 88% of its contracts annually, with the majority of the contracts automatically renewed as per the contract terms or renewed before their expiration dates. Barnes & Noble Education pays the school a percentage of sales for the right to be the official college or university bookstore.

Barnes & Noble Education also operates Textbooks.com which is one of the largest e-commerce sites for new, used, and digital textbooks. This service is primarily for direct-to-student sales.

Customers and Distribution Network

As of April 30, 2025, Barnes & Noble Education operated 653 physical college and university bookstore locations and 493 virtual bookstores (304 K-12 virtual stores or 62% and 189 Higher Education virtual stores or 38%) located in the United States, in 50 states and the District of Columbia. Barnes & Noble Education’s sales team is organized by specific territory and can offer all solutions (physical, virtual, or custom store solutions) to public, state, private, community college, trade, and technical, for-profit, online education institutions, within their respective territories.

Product and Service Offerings

Barnes & Noble Education offers a broad suite of affordable course materials, including new and used print textbooks (which are available for sale or rent), digital textbooks, and publisher-hosted digital courseware, at its physical and virtual bookstores, as well as offered directly to students through Textbooks.com. Barnes & Noble Education offers a robust used textbook selection, unique guaranteed buyback program, dynamic pricing, and marketplace offerings.

Barnes & Noble Education’s physical and virtual bookstores provide a comprehensive e-commerce experience and a broad suite of affordable course materials. Additionally, Barnes & Noble Education’s physical campus stores are social and academic hubs through which students can access affordable course materials, along with emblematic apparel and gifts, trade books, technology, school supplies, cafe offerings, convenience food and beverages, and graduation products, and other general merchandise. The majority of physical campus stores also have school-branded e-commerce sites which Barnes & Noble Education operates independently or along with its merchant service providers, and which offer the same products as the on campus stores plus additional items.

Product and service offerings include:

•
Course Material Sales and Rentals. Sales and rentals of course materials are a core revenue driver, and Barnes & Noble Education’s faculty and student platforms operate as a seamless extension of its partner schools’ registration, student information, and learning management systems. Students can purchase course materials, including new and used print (available for sale or rent), eTextbooks, and publisher digital courseware platforms. Barnes & Noble Education works directly with faculty to ensure the course materials they have chosen for their courses are available in all required formats before the start of classes. Barnes & Noble Education’s wholesale distribution channel enables it to optimize textbook sourcing, so they are able to more efficiently source and distribute a comprehensive inventory of affordable course materials to customers
•
Affordable Access Course Material. As discussed above, Barnes & Noble Education offers its BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. Barnes & Noble Education has contracted with VitalSource, a global leader in building, enhancing and delivering digital content, to use their technology to support and enable Barnes & Noble Education’s BNC First Day® affordable access platform, for digitally formatted courseware, from all major publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, allowing Barnes & Noble Education to accelerate and optimize BNC First Day® implementations. The seamless delivery is made possible by Barnes & Noble Education’s BNC First Day® technology and publishers' technology integrations with campus systems. These initiatives provide students, faculty and institutions with greater access to more affordable course materials. First Day is offered on a class-by-class basis, as adopted by the individual instructors on a campus, as compared to First Day Complete, an institution adopts the program for all or the vast majority of undergraduate (and on occasion graduate) courses. In fiscal year 2025, BNC First Day® programs' total sales increased by 25.3% from the prior year. First Day Complete offers the delivery of both digital and physical course materials priced at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte). Offering course materials through Barnes & Noble Education’s affordable access course material programs is an important strategic initiative of Barnes & Noble Education to meet the market demands of substantially reduced pricing to students while, at the same time, increasing its market share, revenue, and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales.
•
eTextbooks. In addition to supporting and enabling our BNC First Day® platform, Barnes & Noble Education’s strategic relationship with VitalSource allows it to use its technology to enable its a la carte digital course material platform and catalog, for digitally formatted course materials.
•
General Merchandise. For Barnes & Noble Education’s physical campus bookstores and custom store solutions, Barnes & Noble Education drives general merchandise sales through both in-store and online channels and feature collegiate and athletic apparel, other custom-branded school spirit products, lifestyle and wellness products, technology products, supplies, graduation products and convenience items. Barnes & Noble Education continues to see growth in general merchandise sales, which has been further bolstered through its F/L Relationship, as discussed above. Barnes & Noble Education continues to enhance the user experience and product mix offered through its next generation e-commerce platform. Barnes & Noble Education operates 47 True Spirit® apparel and spirit shop e-commerce websites, through its F/L Relationship, which are virtual stores that appeal specifically to the alumni and sports fan base. Barnes & Noble Education also operates pop-up retail locations at major sporting events, such as football and basketball games, for its partner colleges and universities. The True Spirit® e-commerce websites for athletic branded merchandise and the physical pop-up retail locations build Barnes & Noble Education’s partner schools’ brands through alumni and athletics, fostering school spirit and capturing the excitement of collegiate sports. Barnes & Noble Education utilizes event driven marketing strategies around tournaments, playoffs, homecoming, and similar events, to target students, alumni and sports fans online, through email, social media, and search engine marketing.
•
Cafes and Convenience Stores. At Barnes & Noble Education’s physical campus locations, it operates 54 customized cafes, featuring Starbucks Coffee®, as well as regional coffee roasters, and 5 stand-alone convenience stores. Barnes & Noble Education’s Cafe locations and convenience marketplaces offer diverse grab-and-go options including organic, vegan, gluten-free, and regional fresh food products. These offerings increase traffic and time spent in Barnes & Noble Education’s physical stores. As market needs change, Barnes & Noble Education is adapting our model to include more grab-and-go pre-packed fresh food items, simplified menus to reduce food waste, and new technology to reduce operating complexity and make the customer experience more efficient.

•
Brand Marketing Programs. Through Barnes & Noble Education’s unique relationship with students, colleges, and universities, and its premier locations on campus and online, Barnes & Noble Education operates as a media channel for brands looking to target the college demographic, and derive revenue from these marketing programs. Barnes & Noble Education creates strategic, integrated campaigns which include research, email, social media, display advertising, on-campus events, signage, and sampling. Barnes & Noble Education’s client list includes brands such as Clinique, College Ave, Dell, DoorDash, HelloFresh, Hewlett-Packard, and the Wall Street Journal. Revenue from these services have high margin rates due to the relatively low incremental cost structure to provide these services.
•
Wholesale Textbook Distribution. Barnes & Noble Education’s large inventory of used textbooks consists of approximately 235,000 unique textbook titles in stock, and utilizes a highly automated distribution facility that is capable of processing over 21 million textbooks annually. Additionally, Barnes & Noble Education is a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 1,292 titles) and Pearson Education’s consignment rental program (which includes approximately 998 titles). Through Barnes & Noble Education’s centrally located, advanced distribution center, Barnes & Noble Education offers seamless integration of these consignment rental programs and centralized administration and distribution to 1,333 stores, including the retail stores. These consignment rental programs are available to Barnes & Noble Education’s wholesale customers, including institutionally run and contract managed campus bookstores, as well as Barnes & Noble Education’s physical and virtual bookstores.
•
Wholesale Inventory Management, Hardware and POS Software. Barnes & Noble Education sells hardware and a software suite of applications that provide inventory management and point-of-sale solutions to approximately 318 college bookstores. Barnes & Noble Education provides on-site installation for point-of-sale terminals and servers, and offer technical assistance through user training and our support center facility. The cost savings and ease of deployment ensure clients get the most out of their management systems and create strong customer loyalty.

Merchandising and Supply Chain Management

Barnes & Noble Education’s purchasing procedures vary based on the type of bookstore (physical or virtual) and by product type (i.e., course materials, general merchandise or trade books).

Course Materials and Trade Books

The products that Barnes & Noble Education sells originate from a wide variety of domestic and international vendors. Barnes & Noble Education’s financial results are highly dependent upon its ability to build its textbook inventory from suppliers in advance of the selling season because the demand for used textbooks has historically been greater than the available supply. Some textbook publishers supply textbooks pursuant to consignment or rental programs which could impact used textbook supplies in the future. Barnes & Noble Education is a national distributor for rental textbooks offered through McGraw-Hill Education's and Pearson Education’s consignment rental program. Barnes & Noble Education does not have long-term arrangements with most of its suppliers to guarantee availability of content or services, particular payment terms or the extension of credit limits. If our current suppliers were to stop selling content or services to us on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of our own liquidity constraints, we may be unable to procure the same content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including our BNC First Day® Complete affordable access program, which relies upon timely receipt of inventory in advance of class start dates each academic term. The broader macro-economic global supply chain issues may also impact our ability to source school supplies sold in our campus bookstores, including technology-related products and emblematic clothing and gifts.

Purchases are made at the bookstore level with strategic corporate oversight to determine purchase quantities and maintain appropriate inventory levels. After titles are adopted for an upcoming term, Barnes & Noble Education determines how much inventory to purchase based on several factors, including student enrollment and the previous term’s course material sales history. For physical campus bookstores, Barnes & Noble Education uses an automated sourcing system to determine if another store has the necessary new or used textbooks on hand and may transfer the inventory to the appropriate store.

The physical bookstores' fulfillment order is directed first to Barnes & Noble Education’s wholesale operations before other sources of inventory are utilized. The products that Barnes & Noble Education sells originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers. Through this close inventory management, Barnes & Noble Education consolidates textbook units from multiple retail stores and other non-traditional wholesale sources into fewer, but larger, store shipments, reducing Barnes & Noble Education’s shipping expenses and providing for efficiency of store handling, which puts Barnes & Noble Education’s books on the stores’ shelves faster. Barnes & Noble Education’s broad wholesale distribution channel and warehousing systems also drive inventory efficiencies by using real-time information regarding title availability, edition status and market prices, allowing Barnes & Noble Education to optimize course material sourcing and purchasing processes.

After internal sourcing, the physical bookstores purchase remaining inventory needs from outside suppliers and publishers. Out of stock inventory is minimized by managing inventory through Barnes & Noble Education’s wholesale operations. For course material sales and rentals, Barnes & Noble Education utilizes sophisticated inventory management platforms to manage pricing and inventory across all stores. Barnes & Noble Education’s primary suppliers of new textbooks are publishers, including Pearson Education, Cengage Learning, McGraw-Hill Education, Macmillan Learning, and John Wiley & Sons. Both unsold textbooks and trade books are generally returnable to publishers for full credit. Barnes & Noble Education also receives a supply of used textbooks from students, through returns of previously rented and purchased books. Barnes & Noble Education offers a “Cash for Books” program in which students can sell their books back to the physical or virtual bookstore at the end of the semester, typically in December and May. Students typically receive up to 50% of the price they originally paid for the book if it has been adopted for a future class or the current wholesale price if it has not.

The larger physical bookstores feature an expanded selection of trade books (general reading). Merchants meet with publishers on a regular basis to identify new titles and trends to support this changing business.

Through Barnes & Noble Education’s proprietary Database Buying Guide, Barnes & Noble Education has access to the best maintained, most accurate, and most complete source of college textbook information available, which is a key asset that allows Barnes & Noble Education to develop superior supply and demand insights and risk management capabilities. Barnes & Noble Education’s broad wholesale distribution channel and warehousing systems also drive inventory efficiencies, allowing Barnes & Noble Education to optimize its textbook sourcing, distribution and liquidation processes for BNC’s retail stores. Barnes & Noble Education leverages its wholesale distribution channel and warehousing systems to optimize its low-cost physical textbook availability for use in its retail programs, including First Day Complete.

General Merchandise

General merchandise vendors and product selection are driven by Barnes & Noble Education central merchant organization that is responsible for curating the overall product assortment, as well as in conjunction with Lids and Fanatics through Barnes & Noble Education’s F/L Relationship for logo, and emblematic general merchandise assortment in-store and online, respectively. Benchmarks are established across school type, region, and the demographics of each of Barnes & Noble Education’s schools to allow for store level insights and customization for a product assortment that is unique to address the needs of each school that we serve. Barnes & Noble Education’s ability to support and promote its partner schools’ brands strengthens Barnes & Noble Education’s relationships with the administration, faculty, alumni, fans, parents, and students.

Barnes & Noble Education’s ability to source school supplies and general merchandise sold in its campus bookstores, including technology-related products and emblematic clothing, is impacted by the broader macro-economic global supply chain.

Customer Engagement and Marketing

Campus Community

Barnes & Noble Education’s campus relationships and contractual agreements allow it to seamlessly integrate into the college and university community. With direct access to Barnes & Noble Education’s customer base through both physical and digital channels, Barnes & Noble Education drives awareness, revenue, and loyalty for the schools that Barnes & Noble Education serves. Barnes & Noble Education actively markets and promotes to all segments of its customer base for our physical and virtual bookstores, as well as Textbooks.com. Barnes & Noble Education develops fully-integrated marketing programs to drive engagement with the students, parents, alumni, and fans to promote all of its product and services, with a focus on academic course material needs, as well as school spirit, supply, graduation, and technology categories. Textbooks.com marketing strategies target an online population of students, lifelong learners, parents and general textbook shoppers through a variety of channels including email, search engine marketing, and affiliate marketing.

Barnes & Noble Education has robust research capabilities that keep it ahead of the rapidly changing needs and behaviors of its customers, which allows Barnes & Noble Education to proactively respond with relevant and dynamic solutions. The Barnes & Noble College Insights® platform, which gives Barnes & Noble Education the ability to reach millions of active students, parents, and alumni via email, and Barnes & Noble Education’s on-campus activities and opportunities with students and faculty, help to guide and inform its strategies and direction. In addition, Barnes & Noble Education expects to benefit from the F/L Relationship for insights on logo and emblematic merchandise, brand selection, and style preferences, as Lids may be able to identify certain retail trends for similar age demographics at their more than 1,100 Lids retail locations. Barnes & Noble Education believes Lids has its finger on the pulse of the buyer behavior of the 12 to 20 year-old student consumer to identify and act on trends prior to other retailers.

Barnes & Noble Education’s customizable technology delivers a seamless experience providing students and faculty with the ability to research, locate, and purchase the most affordable course materials. Barnes & Noble Education’s platforms include single sign-on (“SSO”), student information system integration, registration integration, learning management system integration, real-time financial aid platform, point of sale platform, and course fee solutions. Through Barnes & Noble Education’s fully-integrated purchasing process, students can purchase their course materials in-store, online, or when registering for classes.

Faculty and School Administrators

Barnes & Noble Education’s support faculty and academic leadership with its proprietary online platform which allows for seamless content research, discovery and course material adoption, enabling them to offer course materials that are both relevant and affordable for their students.

Corporate and Other Available Information

Investors can access financial and other information under the Investor Relations section of the Company’s web site at www.immersion.com. We make available, on our web site, free of charge, copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

Employees

As of April 30, 2025, the Immersion segment had eight full-time equivalent employees located in the United States and Canada.

We rely on the skills and talent of our employees to successfully execute our strategy through licensing activities and collaboration with customers and partners to ensure that high-quality tactile experiences are brought to market. Accordingly, we seek to retain the executive management and operating personnel required to successfully execute our business strategies.

As of April 30, 2025, the Barnes & Noble Education segment had approximately 3,559 domestic employees, of which approximately 2,200 were full-time and the remaining were regularly scheduled part-time employees, and approximately 152 were full-time international employees. In addition, the Barnes & Noble Education segment employed approximately 2,300 temporary and seasonal domestic employees in peak periods during the fiscal year ended April 30, 2025. Of Barnes & Noble Education’s approximate 2,200 full-time employees, 1,392 work in its retail stores, 458 work in its wholesale business, and 350 work in its corporate support functions. Barnes & Noble Education’s employees are not represented by unions, except for 25 employees, in one location with an existing collective bargaining agreement. Barnes & Noble Education believes that its relationship with its employees is good.

Item 1A. Risk Factors

As previously discussed, our actual results could differ materially from our forward-looking statements.

These and many other factors described in this report could adversely affect our operations, performance and financial condition. In addition, you should carefully consider the risk factors described in Barnes & Noble Education, Inc.’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q which are filed with the SEC and are available at www.sec.gov.

Immersion Segment Risks

We have an evolving business model, which increases the complexity of our business.

Our business model has evolved in the past and continues to do so. We intend to offer additional types of products and services and make strategic acquisitions, and we do not know whether any of them will be successful. From time to time we have also modified aspects of our business model relating to our product, service and investment mix. We do not know whether these or any other modifications will be successful. The additions and modifications to our business have increased the complexity of our business and may place strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. Further, any change to our business, product or asset mix that is not favorably received by the market could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business.

Although we have been profitable from operations since 2020, there is no assurance that we will continue to generate net income in the future. We may not be able to maintain or increase profitability.

In recent years, we have focused primarily on our operating priorities of entering into new licenses, renewing existing licenses and our enforcement strategy to maximize our profitable licensing opportunities and increase stockholder value. Our ability to remain profitable depends upon our ability to generate the same or increasing levels of revenue from such operating activities. Failure to enter into new licenses or to renew existing licenses could have an adverse impact on our operating results and profitability. Further, future revenues will depend on our ability to maintain or grow demand for our haptic patents. Any potential future losses, if and when they occur, could have an adverse impact on our stockholders' equity and working capital.

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

Our business, results of operations, financial condition, cash flows, and stock price can be adversely affected by catastrophic events, such as natural disasters, war, acts of terrorism, pandemics, epidemics, or other public health emergencies.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by catastrophic events, such as natural disasters, war, acts of terrorism, pandemics, epidemics, or other public health emergencies. For example, the outbreak of COVID-19 resulted in governments around the world repeatedly implementing stringent measures to help control the spread of the virus, including quarantines, travel restrictions, business curtailments, school closures, and other measures, which resulted in a significant number of layoffs or furloughs of employees, and/or other negative economic conditions in many of the countries in which we operate. A similar catastrophic event, could have an adverse effect on our business, results of operations, financial condition, cash flows and stock price.

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

Changes in trade policies, including tariffs or other trade restrictions or the threat of such actions, may have a material adverse effect on our business, financial condition and results of operations.

While limited in specificity, the U.S. federal government administration has recently announced changes in trade policies and imposed or increased tariffs on imports into the country. There is significant uncertainty about the future relationship between the U.S. and other countries impacted by such trade policies and tariffs. We cannot predict what further action may be taken with respect to trade policies, tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade between the impacted nations and the U.S. and could have an adverse effect on our operations or financial position.

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

Historically, a significant amount of our revenue has been derived from a limited number of customers, and we expect that this will continue to be the case in the future. For example, for the fiscal year ended April 30, 2025 the top five customers accounted for a significant amount of our total revenues.

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

Our royalties from licenses and therefore the growth of our business, are dependent, in part, on the success of our customers’ products that incorporate our haptic patents. Many of the industries we license into are highly competitive. Our existing customers have in the past decided and may decide in the future to exit these industries and focus their resources on industries we do not license into or where we have achieved less market penetration. For example, on April 5, 2021, LGE announced that it would wind down and close its mobile business unit by July 31, 2021. The discontinuation of such product lines by our customers has resulted in and may in the future result in lower shipments of products that incorporate our haptic patents which in turn has had and may continue to have a material adverse effect on our business, financial condition and results of operations.

Our failure to continuously develop or acquire patents could significantly harm our business, financial condition, results of operations or cash flow.

We derive a significant portion of our revenues from licenses and royalties from our existing haptic patents. Our current intellectual property portfolio consists of patents issued in multiple jurisdictions covering various aspects of our devices and related technology. Patent expiration or adverse rulings on the validity of our patents could adversely affect our ability to enter into or renew licensing arrangements and future product development, which could adversely affect our operating results and financial position. Further, as we continue to evaluate our ongoing business, we continue to focus on our operating priorities of entering into new licenses, renewing existing licenses and our enforcement strategy, while maintaining and growing our profitability, and we may not maintain our market position in haptics or our profitability.

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

For instance, the semiconductor industry has over the past several years faced significant global supply chain issues as a result of the impact of the COVID-19 pandemic and the related imposition of government restrictions on staffing and facility operations, supply chain shortages, and other disruptions and may continue to face global supply chain issues as the result of tariffs and international trade tensions. If our customers experience significant shortages of electronic components that result in a reduction in our revenues, then our business, results of operations, financial condition, cash flows, and stock price may be adversely affected.

We are or may become involved in litigation, arbitration and administrative proceedings to enforce or defend our intellectual property rights and to defend our licensing practices that are expensive, disruptive and time consuming, and will continue to be, until resolved, and regardless of whether we are ultimately successful, could adversely affect our business.

If we believe that a third party is required, but has declined, to license our intellectual property in order to manufacture, sell, offer for sale, import or use products, we have in the past and may in the future commence legal or administrative action against such third party. In some cases, we have and may become party to legal proceedings in which we are adverse to companies that have significantly greater financial resources than us. We anticipate that currently pending and any future legal proceedings will continue to be costly, especially in cases where our adverse parties have access to relatively more significant resources. Since there can be no assurance that we will be successful or be able to recover the costs we incur in connection with the legal proceedings (including outside counsel fees), as we incur additional legal costs, the cash available for other parts of our business may decrease. In addition, litigation could lead to counterclaims, adverse rulings affecting our patents, and could harm our relationship with our customers and potential customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may choose not to adopt our technologies. Although protecting our intellectual property is a fundamental part of our business, at times, our legal proceedings have diverted, and could continue to divert, the efforts and attention of some of our key management and personnel away from our licensing transactions and other aspects of our business. As a result, until such time as it is resolved or concluded, litigation, arbitration and administrative proceedings could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our pending litigation, please see Part I Item 3 Legal Proceedings.

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

If we are not able to attract, recruit and retain qualified personnel, we may not be able to effectively deploy our technologies.

Our technologies are complex, and we rely upon our employees to identify new sales and business development opportunities, support and maintain positive relationships with our licensees. Accordingly, we need to be able to attract, recruit, integrate, and retain personnel, including individuals highly specialized in patent licensing in order to deploy our technologies and to sustain revenue generation. Competition for talented candidates is intense, especially for individuals with patent licensing, and haptics expertise, and we may not be successful in attracting, integrating, and continuing to motivate such qualified personnel. In this competitive recruiting environment, especially when hiring in geographical regions that have higher costs of living, our compensation packages need to be attractive to the candidates we recruit. In addition, based on potential volatility in our quarterly revenues, it could be difficult to craft compensation plans that will attract and retain personnel with the skills to secure complex licensing arrangements. In certain geographical regions, candidates and employees view the stock component of compensation as an important factor in deciding both whether to accept an employment opportunity as well as whether to remain in a position at a company. Even if we are able to present robust compensation packages that enable us to attract and recruit new candidates for hire, we may not be able to retain our current executive officers and key employees if the structure of their compensation packages does not provide incentives for them to remain employed by us.

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

Additionally, from time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. We have received requests from certain licensees requesting that we reimburse them for certain tax liabilities. For example, since October 16, 2017, we have ongoing disputes related to LGE’s request that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. For additional background on this matter, please see Part I, Item 3 Legal Proceedings. For additional background on this matter, please see Part I, Item 3 Legal Proceedings.

Based on the developments in the LGE cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Consolidated Statements of Operations. If we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Consolidated Statements of Operations in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long-term deposit on our Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long-term deposit. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for a which we recorded a Long-term deposit on our Consolidated Balance Sheets, then the additional income tax expense would be accrued as Other current liabilities.

To the extent that we do not ultimately prevail in our appeal in the Korean courts with respect to the LGE case, the applicable deposits included in Long-term deposits would be recorded as additional income tax expense on our Consolidated Statements of Operations, in the period in which we do not ultimately prevail.

In the event that it is determined that we are obligated to further indemnify LGE for withholding taxes imposed by the Korean tax authorities, receive further requests for reimbursement of tax liabilities from other licensees, we could incur significant expenses.

Our international revenues subject us to additional risks and costs.

International revenues accounted for approximately 95% of our total revenues in the fiscal year ended April 30, 2025. International operations are subject to a number of difficulties, risks, and special costs, including:

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”) and other anticorruption, anti-bribery and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials in order to obtain or retain business, direct business to any person or gain any improper advantage. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible and our exposure for violating these laws increases as our international presence expands and as we increase sales in foreign jurisdictions. Any violation of such laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, and other consequences which may have an adverse effect on our reputation, business, results of operations and financial condition.

Our international revenues could also increase our exposure to foreign and international laws and regulations. If we cannot comply with foreign laws and regulations, which are often complex and subject to variation, differing or inconsistent government interpretation, and unexpected changes, we could incur unexpected costs and potential litigation. For example, the governments of foreign countries might attempt to regulate our products or levy sales or other taxes relating to our activities. In addition, foreign countries may impose tariffs, duties, price controls, or other restrictions on foreign currencies or trade barriers, any of which could make it more difficult for us to conduct our business internationally. Our international revenues could also increase our exposure to complex international tax rules and regulations. Changes in, or interpretations of, tax rules and regulations may adversely affect our income tax provision. In addition, our revenues outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the FCPA and local laws prohibiting corrupt payments by our employees, vendors, or agents.

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

We may not be able to continue to derive significant revenues from third party gaming peripheral makers for video gaming platforms.

We seek to engage with third party gaming peripheral makers to utilize our advanced haptic technologies and expand the use of haptics across the gaming market. If our engagement efforts are not successful or are significantly delayed, we may be unsuccessful in our efforts in the gaming market, which could have an adverse effect on our revenues.

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

A key part of our business strategy has been to license our software and patents (and other IP) to companies that manufacture and sell products incorporating our touch-enabling technologies. We do not control or influence the design, manufacture, quality control, promotion, distribution or pricing of products that are manufactured and sold by our licensees, nor can we control consolidation within an industry which could either reduce the number of licensable products available or reduce royalty rates for the combined licensees. In addition, we generally do not have commitments from our licensees that they will continue to use our technologies in current or future products. As a result, products incorporating our technologies may not be brought to market, achieve commercial acceptance or otherwise generate meaningful royalty revenue for us. For us to generate royalty and license revenue, licensees that pay us per-unit royalties must manufacture and distribute products incorporating our touch-enabling technologies in a timely fashion and generate consumer demand through marketing and other promotional activities. If our licensees’ products fail to achieve commercial success, or if their products are recalled because of quality control problems or if they do not timely ship products incorporating our touch-enabling technologies or fail to achieve strong sales, our revenues could decline.

Our business may suffer if third parties assert that we violate their IP rights.

Third parties have previously claimed and may in the future claim that we or our customers are infringing upon their IP rights. Even if we believe that such claims are without merit or that we are not responsible for them under the indemnification or other terms of our customer license agreements, such claims can be time-consuming and costly to defend against and may divert management’s attention and resources away from our business. Furthermore, third parties making such claims may be able to obtain injunctive or other equitable relief that could block our ability to further develop or commercialize some or all of our software technologies or services in the United States and abroad. Claims of IP infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement that provides for a third party to indemnify us against such costs, the indemnifying party may be unable or unwilling to fulfill its contractual obligations.

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

If we are unable to maintain open-source compliant products, our ability to license our technologies and generate revenues may be impaired.

We have seen, and believe that we will continue to see, an increase in customers requesting that we make available products that will operate in an “open source” environment. Maintaining open-source compliant products without imperiling the IP rights upon which our licensing business depends may prove difficult under certain circumstances, thereby placing us at a competitive disadvantage for new product designs.

Some of our proprietary technologies incorporate open-source software that may be subject to open-source licenses, which licenses may require that source code subject to the license be released or made available to the public. Such open-source licenses may mandate that software developed based on source code that is subject to the open-source license, or combined in specific ways with such open-source software, becomes subject to the open source license. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open-source software in ways that would require such proprietary software to be subject to an open-source license. However, there is currently uncertainty in the legal landscape around open-source software, as few courts have interpreted open-source licenses, and the manner in which these licenses may be legally interpreted and enforced is therefore not yet clear. We often take steps to disclose source code for which disclosure is required under an open-source license, but it is possible that we have made or will make mistakes in doing so, which could negatively impact our brand or the adoption of our products by our customers or prospective customers or could expose us to additional liability.

In addition, we rely on software programmers to design our proprietary products and technologies and we cannot be certain that open-source software is not inadvertently incorporated into products and technologies we intend to keep proprietary. In the event that portions of our proprietary technology are determined to be subject to an open-source license, or are intentionally released under an open-source license, we could be required to publicly release the relevant portions of our source code, which could reduce or eliminate our ability to commercialize our products and technologies. As a result, our revenues may not grow and could decline.

Our business depends in part on access to third-party platforms and technologies. If such access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change, our business and operating results could be adversely affected.

Many of our technologies are designed for use with third-party platforms and technologies. Our business relies on our access to these platforms and technologies of third parties, which can be withdrawn, denied or not be available on terms acceptable to us.

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

In the U.S., there are numerous states that have now enacted privacy laws that regulate the processing of personal data. For example in 2018, California enacted the California Consumer Privacy Act, which was amended in 2020 by the California Privacy Rights Act (“CPRA”), legislation that, among other things, requires covered companies to provide numerous disclosures to California consumers and affords such consumers new abilities to opt-out of certain sales and sharing of personal information. Aspects of the CPRA and its interpretation remain unclear at this time. Numerous states have enacted their own similar privacy legislation, which privacy legislation has now gone into effect and other states have proposed privacy legislation, which may subsequently go into effect. We cannot fully predict the impact of these numerous state laws on our business or operations, but the laws may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We have established corporate social responsibility programs aligned with sound environmental, social and governance principles. These programs reflect our current initiatives and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives impose additional costs on us. If our ESG initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to license technology and sell services to customers, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

Risks Related to Controls and Procedures

We have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of April 30, 2025 due to a material weakness. If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to maintain internal control over financial reporting and to assess and report on the effectiveness of our internal controls, including the disclosure of any material weaknesses that our management identifies in our internal control over financial reporting.

For example, in connection with our accounting for the acquisition of a controlling interest in Barnes & Noble Education, we identified a material weakness in our internal control over financial reporting related to our business combination and consolidation accounting. The Company did not design and operate controls over the review of key inputs and assumptions in the third‑party valuation report used to determine the fair value of the business combination as well as the review over the completeness and accuracy of the Company’s consolidation of Barnes & Noble Education and associated disclosures. This includes controls to ensure the completeness and accuracy of information provided to the third‑party specialist and controls to review the completeness and accuracy of the resulting consolidation impacts to the financial statements and related footnote disclosures. This material weakness relates to the design and operation of our controls over a one‑time business combination event.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Any delay or failure on our part to remedy the identified material weakness or any additional delays or errors in our financial reporting controls or procedures could cause our financial reporting to be unreliable, could have a material adverse effect on our business, results of operations, or financial condition, and could have a substantial adverse impact on the trading price of our common stock.

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner.

Management does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors or fraud. A control system is designed to give reasonable, but not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include: judgments in decision making may be faulty, breakdowns can occur simply because of error or mistake and controls can be circumvented by collusion or management override. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We have not been in compliance with SEC reporting requirements and Nasdaq continued listing rules. If we are unable to remain in compliance with SEC reporting requirements and Nasdaq continued listing rules, there may be a material adverse effect on the Company and our stockholders.

Due to the delays in filing our periodic reports with the SEC, as a result of Barnes & Noble Education’s investigation and the Restatement, we failed to timely file our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, and our Quarterly Reports on Form 10-Q for the fiscal quarters ended July 31, 2025 and October 31, 2025. As a result, we have not been in compliance with the reporting requirements of the Exchange Act, and have received notices of noncompliance from Nasdaq regarding our failure to comply with the Nasdaq continued listing requirements. Although we are actively working to regain compliance through the filing of our restated financial statements and other delayed reports, there is no assurance that we will timely regain and maintain compliance. If we are unable to maintain our listing on Nasdaq, it could materially adversely affect the liquidity and trading price of our common stock, reduce our access to the capital markets, and impair our ability to attract and retain employees, customers, and suppliers.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, and may impact our ability to obtain alternative financing.

Our failure to timely file our periodic reports with the SEC restricts our ability to use a registration statement on Form S-3, which limits our ability to access the public markets quickly and efficiently. It may also restrict our ability to raise capital through traditional private placements, as potential investors may be reluctant to invest in a company that is not current or has a history of not being current in its SEC filings. The combined effect of these factors could materially and adversely affect our liquidity, financial condition, and results of operations.

Risks Related to our Consolidated Variable Interest Entity Barnes & Noble Education

Our consolidated variable interest entity, Barnes & Noble Education, is a public company which may expose us to additional costs, and our management may be required to devote substantial time to compliance initiatives.

On June 10, 2024, we acquired ownership of approximately 42.0% of the common stock of Barnes & Noble Education and as a public company, with a consolidated variable interest entity that is also a public company, we incur significant legal, accounting and other expenses to comply with the requirements applicable to public companies. Many of our personnel and other resources are devoted to ensuring we, and Barnes & Noble Education, comply with requirements applicable to public companies. These further exhausts management and other personnel resources that could be used for other revenue-generating activities.

Changes in Barnes & Noble Education’s relationships with significant clients and suppliers, including the loss or reduction in business from one or more of them, could have a material adverse impact on its business.

The products that Barnes & Noble Education sells originate from a wide variety of domestic and international vendors. During fiscal 2025, Barnes & Noble Education’s four largest suppliers accounted for approximately 54% of its merchandise purchased, with the largest supplier accounting for approximately 45% of its merchandise purchased. While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise or, especially with respect to wholesale inventory, publishers could terminate distribution to wholesalers, including Barnes & Noble Education’s wholesale business.

Barnes & Noble Education does not have long-term arrangements with most of its suppliers to guarantee availability of merchandise, content or services, particular payment terms or the extension of credit limits. If Barnes & Noble Education’s current suppliers were to stop selling merchandise, content or services to it on acceptable terms, including as a result of one or more supplier bankruptcies due to poor economic conditions or refusal by such suppliers to ship products to us due to delayed or extended payment windows as a result of Barnes & Noble Education’s own liquidity constraints, Barnes & Noble Education may be unable to procure the same merchandise, content or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Additionally, delayed or incomplete publisher shipments of physical textbook orders, or delays in receiving digital courseware access codes, could have an adverse impact on sales, including Barnes & Noble Education’s BNC First Day® Complete affordable access course material programs, which relies upon timely receipt of inventory in advance of class start dates each academic term.

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

Tariffs or other restrictions placed on imports, and any ensuing trade wars may have a material adverse impact on our financial condition and results of operations.

Many of Barnes & Noble Education’s products are sourced and manufactured abroad. The current U.S. administration announced a series of tariffs throughout 2025 on most products originating from countries worldwide, including potential higher tariffs on most products of Chinese origin. The current U.S. administration has since reduced or temporarily paused some of the tariffs and has reached agreement on tariffs with certain countries. Barnes & Noble Education cannot predict whether such reductions will remain in place or pauses will be extended, whether the current U.S. administration will continue to increase tariffs, or whether the current U.S. administration will enter into agreements with other countries to reduce tariffs. If these or other incremental tariffs go into effect, it could have a material adverse effect on our business, financial condition and results of operations.

Barnes & Noble Education has concluded that its internal control over financial reporting and its disclosure controls and procedures were not effective as of May 3, 2025 due to material weaknesses, which has adversely affected its ability to report its financial results in a timely and accurate manner and could have a material adverse impact on its business and financial condition.

Barnes & Noble Education is required to evaluate the effectiveness of its disclosure controls and procedures and its internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As described in Barnes & Noble Education’s Annual Report on Form 10-K for its fiscal year ended May 3, 2025, it has identified material weaknesses in internal controls over financial reporting. As a result of these material weaknesses, Barnes & Noble Education’s management concluded that its internal control over financial reporting and disclosure controls and procedures were not effective as of May 3, 2025.

Barnes & Noble Education is engaged in developing and implementing a remediation plan, as described in Annual Report on Form 10-K for its fiscal year ended May 3, 2025, designed to address the material weaknesses, but its remediation efforts are not complete and are ongoing. Although Barnes & Noble is working to remedy the ineffectiveness of its internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented, or the aggregate cost of implementation. Until this remediation plan is fully implemented, Barnes & Noble Education management will continue to devote time and attention to these efforts. If Barnes & Noble Education does not complete its remediation in a timely fashion, or at all, or if its remediation plan is inadequate, there will continue to be an increased risk that it will be unable to timely file future periodic reports with the SEC and that its future consolidated financial statements could contain errors that will be undetected, which would in turn would adversely effect the timely filings and accuracy of the Company’s financial statements. If Barnes & Noble Education is unable to report its results in a timely and accurate manner, its stock may be delisted from the New York Stock Exchange (the “NYSE”) and it will not be able to comply with the applicable covenants in its financing arrangements, including our credit agreement. In addition, Barnes & Noble Education could be subject to regulatory investigations and penalties or stockholder litigation. Any of these risks could have a material adverse impact on Barnes & Noble Education’s business and financial condition.

If Barnes & Noble Education fails to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted.

We cannot assure you that Barnes & Noble Education will not discover additional deficiencies in its internal control over financial reporting. Moreover, as discussed in the following risk factor, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. Further and continued determinations that there are deficiencies in the effectiveness of the Barnes & Noble Education’s internal control over financial reporting could result in another restatement of our consolidated financial statements, cause Barnes & Noble Education to fail to meet its reporting obligations, reduce its ability to obtain financing, negatively affect investor confidence in Barnes & Noble Education’s management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of Barnes & Noble Education’s common stock, subject Barnes & Noble Education to regulatory investigations and penalties or stockholder litigation, and materially adversely impact its business, financial condition, results of operations and cash flows.

Due to inherent limitations, there can be no assurance that Barnes & Noble Education’s system of disclosure and internal controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner.

Barnes & Noble Education’s management does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors or fraud. A control system is designed to give reasonable, but not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include: judgments in decision making may be faulty, breakdowns can occur simply because of error or mistake and controls can be circumvented by collusion or management override. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected by Barnes & Noble Education or reported to us by Barnes & Noble Education in a timely manner.

Barnes & Noble Education’s failure to prepare and timely file its periodic reports with the SEC limits its access to the public markets to raise debt or equity capital, may impact its ability to obtain alternative financing, and could have negative consequences under the terms of its existing credit agreements.

Barnes & Noble Education’s failure to timely file our periodic reports with the SEC restricts its ability to use a registration statement on Form S-3, which limits its ability to access the public markets quickly and efficiently. It may also restrict Barnes & Noble Education’s ability to raise capital through traditional private placements, as potential investors may be reluctant to invest in a company that is not current or has a history of not being current in its SEC filings. In addition, Barnes & Noble Education’s failure to file periodic reports could constitute a default under certain covenants in existing or future credit facilities, which could lead to the acceleration of outstanding indebtedness or other adverse consequences. The combined effect of these factors could materially and adversely affect Barnes & Noble Education’s liquidity, financial condition, and results of operations.

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

It is likely that we will need to seek additional capital in the future and from time to time. If this financing is obtained through the issuance of equity securities, debt convertible into equity securities, options or warrants to acquire equity securities or similar instruments or securities, our existing stockholders will experience dilution in their ownership percentage upon the issuance, conversion or exercise of such securities and such dilution could be significant. Additionally, any new equity securities issued by us could have rights, preferences or privileges senior to those of our common stock. For example, we have in the past entered into equity distribution agreements, pursuant to which we were able to issue and sell shares of our common stock in “at the market” equity offering programs which has and will continue to have a dilutive impact on our existing stockholders.

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

In the future, as part of our capital allocation and investment strategy, we may elect to purchase digital or alternative currencies such as bitcoin or other cryptocurrencies. The price of bitcoin and other cryptocurrencies has historically been subject to dramatic price fluctuations and is highly volatile. For example, the price of these digital or alternative currencies may be influenced by regulatory, commercial and technical factors that are highly uncertain and unrelated to our business. Any decrease in the fair value of bitcoin or other cryptocurrencies we may purchase below our carrying value for such assets at any time would require us to incur an impairment charge, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our assets. Any decrease in reported earnings or increased volatility of such earnings due to impairment charges related to bitcoin or other cryptocurrency holdings could have a material adverse effect on the market price of our common stock. Any future changes in Generally Accepted Accounting Principles (“GAAP”) that require us to change the manner in which we account for any Bitcoin or other cryptocurrencies that we may purchase could have a material adverse effect on our financial results and the market price of our common stock.

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

We have established stock repurchase programs in the past, and on December 29, 2022, our Board approved a stock repurchase program of up to $50 million of our common stock for a period of up to twelve months, which the Board subsequently extended to December 29, 2026. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as our management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Any repurchases by us pursuant to our stock repurchase program could affect our stock price and add volatility. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. There can be no assurance that any repurchases will be made under any program, nor is there any assurance that a sufficient number of shares of our common stock will be repurchased to satisfy the market’s expectations. Furthermore, there can be no assurance that any repurchases conducted under any plan will be made at the best possible price. The existence of our stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue any stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.

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

We could be subject to additional income tax liabilities.

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

Item 1C. Cybersecurity

Risk Management and Strategy Disclosure

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

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through training.

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

We have not encountered cybersecurity incidents that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A. Risk Factors, in this Annual Report on Form 10-K.

Governance Disclosure

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

Item 2. Properties

Immersion Segment

We lease approximately 1,390 square feet located at Aventura View Office Building, Suite 610, 2999 N.E. 191st Street, Aventura, Florida, which is our corporate headquarters.

For the fiscal year ended April 30, 2025, Immersion’s leases and related activity were not material.

Barnes & Noble Education Segment

Facilities

Barnes & Noble Education leases various office space in New Jersey, Missouri, and India and leases warehouse space in Missouri.

For Barnes & Noble Education’s physical campus retail operations, it typically has the exclusive right to operate the official physical school bookstore on college campuses through multi-year management operating agreements with its schools. In turn, Barnes & Noble Education pays the school a percentage of store sales and, in some cases, a minimum fixed guarantee. These contracts with colleges and universities are typically five years with renewal options, but can range from one to 17 years, and are typically cancellable by either party without penalty upon advance notice ranging from 90 to 180 days depending on the contract.

As of April 30, 2025, these contracts for the 653 physical stores that Barnes & Noble Education operates, expire as follows:

Contract Terms to Expire During the Fiscal Year Ended April 30,	Number of Physical Campus Stores
2026	94
2027	86
2028	54
2029	39
2030	245
2031 and later	135

Item 3. Legal Proceedings

LGE Korean Withholding Tax Matter

On October 16, 2017, we received a letter from LG Electronics Inc. (“LGE”) requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland Limited, a subsidiary of the Company, from 2012 to 2014. Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts.

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding its findings with respect to the withholding taxes related to the 2012 to 2017 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities’ assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. We had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. We had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 8, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities.

In connection with the Korea Administrative Court's decision, the Korean tax authorities filed an appeal on June 28, 2023, with the Seoul High Court to seek the cancellation of the lower court's decision. The appellate case is in progress at the Seoul High Court. The first and second hearings took place on November 30, 2023, and February 1, 2024, respectively. As of the date of this filing, the next hearing date had not yet been set.

The Seoul Administrative Court issued an additional judgment on July 27, 2022 (clarifying the ratio of software vs. patent usage) and that, as of the date of this filing, the Seoul High Court appeal remained pending.

On April 25, 2023, we received notice from LGE requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, we provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts.

On June 29, 2023, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding its findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, we submitted our rebuttal brief in response thereto. On September 25, 2023, the Korean tax authority submitted an additional response brief. On November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing our claims on the grounds that they are without merit. In response thereto, on behalf of LGE, we filed an appeal with the Korea Administrative Court on December 29, 2023.

On July 25, 2024, the Korea Tax Tribunal rendered a decision against LGE on the related local income tax assessment, and the deadline for the court appeal of the local income tax claim was October 21, 2024. On October 18, 2024, we filed a complaint and a brief with the Korea Administrative Court for the local income tax appeal. This case has been reassigned due to its significance. The Korean tax authority filed its answer on November 27, 2024. The first hearing date, which was originally scheduled for March 21, 2025, has been set at a later date, as the counsel for the plaintiff submitted an application for hearing date to be set at a later date by obtaining the defendant’s consent. No subsequent changes have been made so far.

The provisional deposits remain recorded on our balance sheet net of estimated impairment charges and will be returned to us to the extent we ultimately prevail in the appeals.

Immersion Corporation vs. Valve Corporation (“Valve”)

On May 15, 2023, we filed a complaint against Valve in the United States District Court for the Western District of Washington. The complaint alleges that Valve’s AR/VR systems, including the Valve Index, and its handheld Steam Deck, infringe seven of our patents that cover various uses of haptic effects in connection with such AR/VR systems and other video game systems. We are seeking to enjoin Valve from further infringement and to recover a reasonable royalty for such infringement.

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
•
U.S. Patent No. 10,665,067: “Systems and Methods for Integrating Haptics Overlay in Augmented Reality”
•
U.S. Patent No. 11,175,738: “Systems and Methods for Proximity-Based Haptic Feedback”

Valve responded to the complaint on July 24, 2023, with a motion to dismiss. Valve re‑noted its motion, which changed our response deadline from August 14, 2023, to August 21, 2023. We timely filed our response, and Valve filed its reply on August 25, 2023. The Court heard arguments on Valve's motion on February 8, 2024. The Court entered a case schedule on November 21, 2023. The case schedule did not include a trial date but set the pretrial conference for May 30, 2025.

On March 14, 2024, Valve filed a motion to stay the district court case pending the Patent Trial and Appeal Board's (“PTAB”) decisions on Valve’s inter partes review (“IPR”) petitions. We opposed the motion on March 25, 2024, and Valve filed its reply brief on March 29, 2024. On April 4, 2024, the Court granted Valve’s motion to stay the district court proceedings. In connection with that order, the Court struck Valve's motion to dismiss with leave to refile at a later date. The case remains stayed pending resolution of the IPR proceedings.

Valve has filed multiple IPR petitions with the PTAB challenging the validity of the patents asserted in the district court litigation. As of the date of this filing, the status of these proceedings is as follows:

•
IPR2024‑00477 and IPR2024‑00478 (filed January 19, 2024) directed to U.S. Patent Nos. 7,336,260 and 9,430,042, respectively. We filed our patent owner preliminary responses on April 26, 2024, and April 29, 2024, respectively. The PTAB instituted review on July 24, 2024, and July 25, 2024, respectively. We filed our patent owner responses on October 15, 2024, and October 17, 2024, respectively. Our patent owner sur‑replies to Valve’s replies were both filed on February 28, 2025. Oral arguments in both proceedings were held on April 30, 2025.
•
On June 12, 2025, the PTAB issued final written decisions determining all challenged claims unpatentable for both IPRs, and we filed a notice of appeal in IPR2024‑00478 on August 14, 2025 with an opening Federal Circuit brief filed January 29, 2026.
•
IPR2024‑00508 (filed January 30, 2024) directed to U.S. Patent No. 9,116,546. We elected not to file a patent owner preliminary response. The PTAB instituted review on August 6, 2024. We elected not to file a patent owner response to the petition.
•
On July 31, 2025, the PTAB issued a final written decision determining all challenged claims unpatentable, with a statutory deadline for final written decision not later than August 6, 2025. The Company elected not to file a patent owner response to the petition.
•
IPR2024‑00556 (filed February 7, 2024) directed to U.S. Patent No. 8,749,507. We filed our patent owner preliminary response on May 15, 2024. The PTAB instituted review on August 6, 2024. We elected not to file a patent owner response to the petition.
•
On July 28, 2025, the PTAB issued a final written decision determining all challenged claims unpatentable, with the statutory deadline for the final written decision not later than August 6, 2025.

•
IPR2024‑00557 (filed February 7, 2024) directed to U.S. Patent No. 10,665,067. We filed our patent owner preliminary response on May 15, 2024. The PTAB instituted review on August 13, 2024. Our patent owner response was filed on November 5, 2024. Valve filed its reply on February 4, 2025. Our patent owner sur‑reply was filed March 18, 2025.
•
Oral argument occurred on May 9, 2025, and on August 11, 2025, the PTAB issued a final written decision determining all challenged claims unpatentable. We filed a notice of appeal on September 26, 2025, with our opening Federal Circuit brief due March 12, 2026.
•
IPR2024‑00582 (filed February 16, 2024) directed to U.S. Patent No. 11,175,738. We filed our patent owner preliminary response on June 27, 2024. The PTAB instituted review on September 25, 2024. Our patent owner response was filed on December 20, 2024. The Company’s patent owner sur-reply to Petitioner’s reply was filed on May 5, 2025. Oral argument in the proceeding was held on June 23, 2025. On September 4, 2025, the Board extended its statutory deadline of September 25, 2025, for a final written decision by up to six months. The final written decision in this proceeding is now expected by March 25, 2026.
•
Our sur‑reply was filed May 5, 2025, oral argument was held June 23, 2025, and on September 4, 2025, the PTAB extended the statutory deadline for a final written decision to March 25, 2026.
•
IPR2024‑00714 (filed March 22, 2024) directed to U.S. Patent No. 10,627,907. We filed our patent owner preliminary response on July 30, 2024. The PTAB instituted review on August 28, 2024. Our patent owner response was filed on January 21, 2025. The Company’s sur-reply to Petitioner’s reply was filed June 10, 2025. Oral argument in the proceeding was held on July 29, 2025. The Board issued a final written decision determining all challenged claims unpatentable on October 24, 2025.
•
Our sur‑reply was filed on June 10, 2025, oral argument occurred on July 29, 2025, and on October 24, 2025, the PTAB issued a final written decision determining all challenged claims unpatentable.

The parties submitted their joint claim construction statement and respective positions in the district court litigation on March 29, 2024. The district court case is currently stayed pending the outcome of the IPR proceedings.

We are unable at this time to predict the ultimate outcome of the district court litigation or the related IPR proceedings, the impact of any PTAB decisions and any appeals therefrom, or to reasonably estimate the amount or range of any possible loss or recovery associated with these matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Record, and Dividends

Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR”.

As of March 4, 2026, there were 49 holders of record of our common stock.

Unregistered Sales of Securities

During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act.

Purchases of Equity Securities

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. The program has been amended various times and the most recent amendment extended the expiration date to December 29, 2026.

In Fiscal Year 2025, we repurchased 310,643 shares of our common stock for $2.4 million at an average purchase price of $7.64 per share. As of April 30, 2025, Immersion has $39.4 million available for repurchase under the December 2022 Stock Repurchase Program.

The following table summarizes the share repurchase activity under the December 2022 Stock Repurchase Program for the three months ended April 30, 2025:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
February 1 to February 28, 2025	—	$—	—	40,566,109
March 1 to March 31, 2025	—	$—	—	40,566,109
April 1 to April 30, 2025	173,975	$6.93	173,975	39,360,742

(1)
The amounts represent the amount available to repurchase shares under the authorized repurchase program as of April 30, 2025. Our stock repurchase program does not obligate us to acquire any specific number of shares.

Dividends Payment

The following table summarizes the dividend payment activity for the fiscal year ended April 30, 2025, the four months ended April 30, 2024, and the calendar year ended December 31, 2023:

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
November 14, 2022	Quarterly	$0.030	January 15, 2023	January 30, 2023
December 29, 2022	Special	0.100	January 15, 2023	January 30, 2023
February 21, 2023	Quarterly	0.030	April 13, 2023	April 28, 2023
May 10, 2023	Quarterly	0.030	July 13, 2023	July 28, 2023
August 11, 2023	Quarterly	0.030	October 16, 2023	October 27, 2023
November 13, 2023	Quarterly (increased)	0.045	January 14, 2024	January 25, 2024
March 7, 2024	Quarterly	0.045	April 12, 2024	April 19, 2024
May 8, 2024	Quarterly	0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time-to-time.

For the fiscal year ended April 30, 2025, the four months ended April 30, 2024, and the calendar year ended December 31, 2023, the total dividends paid were $12.9 million, $3.0 million, and $7.4 million, respectively.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which are included in this Form 10-K in Item 8 and the information set forth in Part I, “Item 1A. Risk Factors.” The following sections include a discussion of results for the fiscal year ended April 30, 2025, compared to the calendar year ended December 31, 2023 as well as discussion of the results for the four months ended April 30, 2024. The discussion contains forward-looking statements as well as estimates regarding market an industry data, which involve risks, uncertainties, and assumptions. See discussion over “Forward-Looking Statements” for additional information.

The Company has restated its previously-issued unaudited interim financial statements for the unaudited fiscal quarterly periods ended January 31, 2025, October 31, 2024, and calendar quarter ended June 30, 2024, contained in our Quarterly Reports on Form 10-Q. Detailed restatements of the Company’s condensed consolidated quarterly financial statements are provided in “Note 20. Restatement of Quarterly Financial Information (Unaudited)” of the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

(in thousands)	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
REVENUES:
Immersion
Royalty and license	$74,073	$45,782	$33,919
Barnes & Noble Education
Product and other	1,342,437	—	—
Rental income	139,366	—	—
	1,481,803	—	—
Total revenues	1,555,876	45,782	33,919
COST OF SALES (excludes depreciation and amortization expense):
Barnes & Noble Education
Product and other cost of sales	1,048,829	—	—
Rental cost of sales	75,346	—	—
Total cost of sales	1,124,175	—	—
OPERATING EXPENSES
Immersion
Selling and administrative expenses	25,757	29,749	15,992
Barnes & Noble Education:
Selling and administrative expenses	252,754	—	—
Depreciation and amortization expense	35,274	—	—
Impairment loss	1,247	—	—
Restructuring and other charges (credits)	(1,351)	—	—
	287,924	—	—
Total operating expenses	313,681	29,749	15,992
Operating Income (Loss)	118,020	16,033	17,927
Interest and other income (expense), net	15,533	8,543	24,988
Interest expense	14,261	—	—
Income (Loss) Before Income Taxes	119,292	24,576	42,915
Income tax benefit (expense)	(25,710)	(6,799)	(8,939)
Net Income (Loss)	$93,582	$17,777	$33,976

Immersion

The following summarizes our results of operation for the periods ended (in thousands, except for percentages):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023	$ Change	% Change
Revenues:
Fixed fee license revenue	$62,519	$39,131	$5,421	$57,098	1053%
Per-unit royalty revenue	11,554	6,651	28,498	(16,944)	(59)%
Total revenues	74,073	45,782	33,919	40,154	118%
Selling and administrative expenses	25,757	29,749	15,992	9,765	61%
Operating Income (Loss)	$48,316	$16,033	$17,927	$30,389	170%

Revenues

Immersion’s revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Fixed fee license revenue increased by $57.1 million for the fiscal year ended April 30, 2025, compared to the calendar year ended December 31, 2023, primarily due to $53.8 million increase in Mobile license revenue representing one time perpetual license agreements entered into during the fiscal year ended April 30, 2025.

Fixed fee license revenue primarily consisted of $38.2 million of Gaming license revenue for the four months ended April 30, 2024.

Per‑unit royalty revenue decreased by $(16.9) million, or (59)%, for the fiscal year ended April 30, 2025, compared to the calendar year ended December 31, 2023, primarily due to a general decrease in the per unit royalty licensing. This decrease was across all markets served including $(7.9) million of mobility licensees, $(4.7) million of automotive licensees, $(2.9) million of gaming licensees, and $(1.1) million of commercial licensees.

Per‑unit royalty revenue primarily consisted of $3.1 million related to mobility licensees for the four months ended April 30, 2024.

Geographically, revenues have historically been concentrated in Asia, primarily in Japan and Korea. The geographic distribution of revenues for Asia, Europe, and North America for the fiscal year ended April 30, 2025, represented 87%, 8%, and 5%, respectively, of our total revenue as compared to 74%, 17%, and 9%, respectively, for the calendar year ended December 31, 2023.

Selling and administrative expenses

The following presents the Selling and administrative expenses for the periods ended (in thousands, except for percentages):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023	$ Change	% Change
Selling and administrative expenses	$25,757	$29,749	$15,992	$9,765	61%

Immersion’s selling and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation, legal and other professional fees, external legal costs for patents, office expense, travel, and facilities costs.

Selling and administrative expenses increased $9.8 million for the fiscal year ended April 30, 2025, as compared to the calendar year ended December 31, 2023, primarily due to a $6.6 million increase in compensation, benefits, and other personnel related costs and a $4.7 million increase in legal costs related to the settlement of patent litigation. The increase in compensation, benefits and other personnel related costs is largely attributable to higher stock-based compensation expense resulting from new equity grants partially offset by a decrease in variable compensation.

Selling and administrative expenses primarily consisted of legal costs of $21.8 million and compensation, benefits and other personnel related costs of $6.8 million for the four months ended April 30, 2024.

Barnes & Noble Education

The following summarizes Barnes & Noble Education’s results of operations for the period (in thousands):

From June 10, 2024 to April 30, 2025
REVENUES
Product and other	$1,342,437
Rental income	139,366
Total revenue	1,481,803
COST OF SALES (excluding depreciation and amortization expense):
Product and other cost of sales	1,048,829
Rental cost of sales	75,346
Total cost of sales	1,124,175
OPERATING EXPENSES
Selling and administrative expenses	252,754
Depreciation and amortization expense	35,274
Impairment loss	1,247
Restructuring and other charges (credits)	(1,351)
Total operating expenses	287,924
Operating Income (Loss)	$69,704

Revenues

Barnes & Noble Education primarily derives its revenues from sale of course materials, which include new, used, rental and digital textbooks. Additionally, at college and university bookstores which Barnes & Noble Education operates, it sells general merchandise, including emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and cafe items and graduation products. Barnes & Noble Education’s rental income is primarily derived from the rental of physical textbooks. Barnes & Noble Education also derives revenue from other sources, such as sales of bookstore management, hardware and point-of-sale software, and other services.

Cost of sales

Barnes & Noble Education cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to Barnes & Noble Education’s college and university contracts and other facility related expenses.

Selling and administrative expenses

Barnes & Noble Education selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, and finance and accounting.

Depreciation and amortization

Barnes & Noble Education depreciation and amortization expense consisted primarily of depreciation and amortization expense for property and equipment and intangible assets.

Impairment

Barnes & Noble Education’s impairment expense did not have a material impact on operations during the period from June 10, 2024 to April 30, 2025.

The following table summarizes the consolidated Interest and other income (expense), net; Interest expense; and Income tax benefit (expense) for the periods ended (in thousands, except for percentages):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023	$ Change	% Change
Operating Income (Loss)	$118,020	$16,033	$17,927	$100,093	558%
Interest and other income (expense), net	15,533	8,543	24,988	(9,455)	(38)%
Interest expense	14,261	—	—	14,261	NM
Income (Loss) Before Income Taxes	119,292	24,576	42,915	76,377	178%
Income tax benefit (expense)	(25,710)	(6,799)	(8,939)	(16,771)	188%
Net Income (Loss)	$93,582	$17,777	$33,976	$59,606	175%

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest and dividend income from cash and cash equivalents and marketable debt and equity securities, realized and unrealized gains (losses) on our marketable equity securities and derivative instruments, and realized gains (losses) on our marketable debt securities.

Interest and other income (expense), net decreased $(9.5) million for the fiscal year ended April 30, 2025, compared to the calendar year ended December 31, 2023, primarily driven by a $(11.4) million decrease in net gains from investments in marketable equity securities primarily due to unrealized losses on a few investments compared to appreciations in the prior period; partially offset by a $1.9 million increase in interest income.

Interest and other income (expense), net primarily consisted of $5.3 million in net gains from investments in marketable equity securities for the four months ended April 30, 2024.

Interest expense

Interest expenses primarily consisted of interest charges related to Barnes & Noble Education’s credit facility. Interest expense increased due to the consolidation of Barnes & Noble Education effective June 10, 2024. Prior to June 10, 2024, the Company had no outstanding debt obligations.

Income tax benefit (expense)

The changes for Immersion and Barnes & Noble Education’s provision for income taxes are described below:

Immersion

Provision for income taxes for the fiscal year ended April 30, 2025, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We maintain no valuation allowance against our U.S. federal deferred tax assets and maintain a valuation allowance against certain our U.S. state and Canadian federal deferred tax assets. The change in the estimated effective tax rate was mainly driven by higher U.S. taxable income which was a result of higher U.S. passive income.

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

We also maintain liabilities for uncertain tax positions. As of April 30, 2025, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $12.7 million, all of the $12.7 million could be payable in cash. In addition, interest and penalty of $0.6 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $13.3 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax provision of $6.4 million on pre-tax loss of $55.4 million during the period of June 10, 2024 to April 30, 2025, which represented an effective income tax rate of (11.5)%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of April 30, 2025, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, due to their nonhomogeneous operations, our Consolidated Balance Sheet at April 30, 2025, and Consolidated Statement of Operations for the fiscal year ended April 30, 2025, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities, and operations of Barnes & Noble Education's business.

In analyzing the Company’s ability to generate and obtain adequate amounts of cash to meet its requirements and plans for the next 12 months and separately in the long-term beyond the next 12 months it is important to highlight the two operating segments are not legally or contractually bound to each other. All of the assets of Barnes & Noble Education, reported on the Consolidated Balance Sheet, can be used only to settle obligations of Barnes & Noble Education. None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion.

Immersion’s cash and cash equivalents, investments-current, and investments-noncurrent consist primarily of money-market funds, investments in marketable equity and debt securities, and investments in U.S. treasury securities. As of April 30, 2025, Immersion had $63.6 million in cash and cash equivalents, and less derivative instruments had $92.9 million in current and non-current investments. All marketable securities are stated at fair value. Realized gains and losses on marketable equity securities and marketable debt securities are recorded in Other income (expense), net on the Consolidated Statements of Operations. Unrealized gains and losses on marketable equity securities are reported as Other income (expense), net on our Consolidated Statement of Operations. Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income on our Consolidated Balance Sheets.

Barnes & Noble Education’s primary sources of cash are net cash flows from operating activities, funds available under its Credit Agreement, BNED Common stock sold under the ATM Sales Agreement, and short-term vendor financing. Barnes & Noble Education’s liquidity is highly dependent on the seasonal nature of its business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of April 30, 2025, Barnes & Noble Education had $9.1 million of cash on hand and $19.7 million of restricted cash, including $17.3 million related to segregated funds for commission due to Lids for logo merchandise sales as per the “Lids”, and together with Fanatics relationship (“F /L Relationship”) -related agreements.

On June 10, 2024, Barnes & Noble Education completed the Transactions, which included: (i) a Private Investment; (ii) a Rights Offering; (iii) a Term Loan Debt Conversion; and (iv) a A&R Agreement, to substantially deleverage its consolidated balance sheet. These transactions also raised additional capital for repayment of indebtedness and provide additional flexibility for future working capital needs. See Long-term borrowings discussion below for additional information.

On September 19, 2024, Barnes & Noble Education entered into the September ATM Sales Agreement with BTIG under which Barnes & Noble Education sold the maximum of $40.0 million of BNED Common Stock from time to time at a weighted-average price of $10.06 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon Barnes & Noble Education’s instructions (including as to price, time or size limits or other customary parameters or conditions). Barnes & Noble Education paid BTIG a commission of 2% of the gross sales proceeds of BNED Common Stock sold under the September ATM Sales Agreement. Barnes & Noble Education was not obligated to make any sales of BNED Common Stock under the September ATM Sales Agreement.

On December 20, 2024, Barnes & Noble Education entered into the December ATM Sales Agreement, under which Barnes & Noble Education sold the maximum of $40.0 million of BNED Common Stock from time to time at a weighted-average price of $10.42 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon Barnes & Noble Education’s instructions (including as to price, time or size limits or other customary parameters or conditions). Barnes & Noble Education paid BTIG a commission of 2% of the gross sales proceeds of BNED Common Stock sold under the December ATM Sales Agreement. Barnes & Noble Education was not obligated to make any sales of BNED Common Stock under the December ATM Sales Agreement. During the third quarter of Fiscal 2025, Barnes & Noble Education issued and sold the maximum aggregate offering of $40.0 million of BNED Common Stock under the December ATM Sales Agreement, at a weighted-average price of $10.42 per share and received $39.2 million in proceeds, net of commissions.

Barnes & Noble Education believes that its future cash from operations, access to borrowings under the credit facility, and short-term vendor financing will provide adequate resources to fund its operating and financing needs for the next twelve months and beyond. To the extent that available funds are insufficient to fund its future activities, Barnes & Noble Education may need to raise additional funds through public or private financing of debt or equity. Barnes & Noble Education’s access to, and the availability of, financing in the future will be impacted by many factors, including the liquidity of the overall capital markets and the current state of the economy. There can be no assurances that Barnes & Noble Education will have access to capital markets on acceptable terms.

We will continue to protect and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

At the date of this Annual Report on Form 10-K, the Company believes we have sufficient capital resources to meet our working capital needs for the next twelve months and beyond.

Cash and cash equivalents, Investments-current, and Restricted cash

At April 30, 2025, our cash and cash equivalents and investments-current totaled $161.4 million, a $1.0 million increase from $160.4 million at December 31, 2023. In addition, as of April 30, 2025, we had restricted cash of $19.7 million, comprised of $17.3 million in Prepaid expenses and other current assets on the Consolidated Balance Sheets primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2.4 million in Other assets - noncurrent on the Consolidated Balance Sheets related to amounts held in trust for future employee benefit plan distributions.

The following summarizes select cash flow information for the periods ended (in thousands):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Net cash provided by (used in) operating activities	$(57,576)	$31,603	$20,600
Net cash provided by (used in) investing activities	3,375	1,456	3,398
Net cash provided by (used in) financing activities	60,953	(3,609)	(16,747)

Net cash provided by (used in) operating activities

Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, severance expense, impairment loss, loss on disposal of property plant and equipment, deferred income taxes, net (gains) losses on investments in marketable securities, and the effect of changes in operating assets and liabilities.

Net cash provided by (used in) operating activities was $(57.6) million for the fiscal year ended April 30, 2025, a $(78.2) million decrease compared to the calendar year ended December 31, 2023. This cash decrease was primarily attributable to a $(203.0) million decrease from changes in operating assets and liabilities primarily due to the consolidation of the Barnes & Noble Education balance sheet at April 30, 2025 compared to the Immersion balance sheet at December 31, 2023, partially offset by $59.6 million increase from changes in net income and a $65.2 million increase from non-cash items.

Net cash provided by (used in) operating activities was $31.6 million for the four months ended April 30, 2024.

Net cash provided by (used in) investing activities

Our investing activities primarily represent Immersion transactions that consist of purchases of marketable securities and other investments and proceeds from disposal of marketable securities and other investments; proceeds from issuance of derivative instruments; payments made to settle derivative instruments; payment for business acquisitions, net of cash acquired. The purchase of property and equipment and proceeds from disposals of property and equipment were related to Barnes & Noble Education.

Net cash provided by (used in) investing activities for the fiscal year ended April 30, 2025, was $3.4 million, primarily consisting of $138.9 million in cash provided by proceeds from selling marketable securities and derivatives, partially offset by $(102.0) million in cash used to purchase marketable securities and the settlement of derivative instruments; $(31.4) million of cash used in business acquisition, net of cash acquired; and $(11.2) million in purchase of property and equipment.

Net cash provided by (used in) investing activities during the four months ended April 30, 2024 was $1.5 million primarily consisting of $65.1 million in proceeds from selling marketable securities and derivatives partially offset by a $63.6 million in cash used to purchase marketable securities and in the settlement of derivative instruments.

Net cash provided by (used in) financing activities

Our financing activities were primarily related to Barnes & Noble Education and primarily consist of cash proceeds from issuance of common stock and proceeds from and repayments of credit facility. Other financing activities related to Immersion included dividend payments, shares withheld to cover payroll taxes, and cash paid for repurchases of our common stock.

Net cash provided by (used in) financing activities for the fiscal year ended April 30, 2025, was $61.0 million primarily consisting of $836.2 million proceeds from borrowing under Barnes & Noble Education’s credit facility and $78.1 million in proceeds from sale of BNED Common Stock, net of commissions and equity issuance costs, partially offset by $(834.3) million debt repayment, $(12.9) million in dividend payments, and $(3.7) million in shares withheld for payroll taxes.

Net cash provided by (used in) financing activities during the four months April 30, 2024 was $3.6 million consisting of $3.0 million in dividend payments, and $0.6 million in shares withheld to cover payroll taxes.

Total cash, cash equivalents, and short-term investments were $161.4 million at April 30, 2025, of which approximately $22.2%, or $35.9 million, was held by our foreign subsidiaries and subject to repatriation tax effects.

Dividend Payments

The following table summarizes the dividend payment activity for the fiscal year ended April 30, 2025, the four months ended April 30, 2024, and the calendar year ended December 31, 2023:

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
November 14, 2022	Quarterly	$0.030	January 15, 2023	January 30, 2023
December 29, 2022	Special	0.100	January 15, 2023	January 30, 2023
February 21, 2023	Quarterly	0.030	April 13, 2023	April 28, 2023
May 10, 2023	Quarterly	0.030	July 13, 2023	July 28, 2023
August 11, 2023	Quarterly	0.030	October 16, 2023	October 27, 2023
November 13, 2023	Quarterly (increased)	0.045	January 14, 2024	January 25, 2024
March 7, 2024	Quarterly	0.045	April 12, 2024	April 19, 2024
May 8, 2024	Quarterly	0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026

For the fiscal year ended April 30, 2025, the four months ended April 30, 2024, and the calendar year ended December 31, 2023, the total dividends paid were $12.9 million, $3.0 million, and $7.4 million, respectively. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time-to-time.

Immersion Stock Repurchases

On December 29, 2022, our Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. The program has been amended various times and the most recent amendment extended the expiration date to December 29, 2026.

During the fiscal year ended April 30, 2025, the Company repurchased 310,643 shares of our common stock for $2.4 million at an average purchase price of $7.64 per share. As of April 30, 2025, the Company has $39.4 million available for repurchase under the December 2022 Stock Repurchase Program.

Barnes & Noble Education Stock Repurchases

On December 14, 2015, Barnes & Noble Education’s Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of outstanding BNED Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). During Fiscal 2025, Barnes & Noble Education did not purchase shares under the stock repurchase program. As of April 30, 2025, approximately $26.7 million remains available under the stock repurchase program. During Fiscal 2025, Barnes & Noble Education purchased 429 shares outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.

Restated ABL Credit Facility

The following summarizes Barnes & Noble Education’s outstanding borrowings at April 30, 2025 (in thousands):

	Maturity Date	April 30, 2025
Restated ABL Facility	June 9, 2028	$103,098

Balance Sheet Classification:
Short-term borrowings		$—
Long-term borrowings		103,098
Total Long-term borrowings		$103,098

On the Closing Date, Barnes & Noble Education amended, restated, and extended the maturity of its existing asset-based credit facility with Bank of America, N.A., as administrative agent, collateral agent, and swing line lender, and other lenders from time to time party thereto (such amended and restated credit facility, the “Restated ABL Facility”). Pursuant to the Restated ABL Facility, the lenders thereunder have committed to provide a four-year asset-backed revolving credit facility in an aggregate committed principal amount of up to $325 million. The Restated ABL Facility has a maturity date of June 9, 2028. Barnes & Noble Education has interest only obligations until June 9, 2028, at which time the total principal is due and payable.

During the period from June 10, 2024 to April 30, 2025, Barnes & Noble Education borrowed $836.2 million and repaid $834.3 million under the Restated ABL Facility, with $103.1 million of outstanding borrowings under the Restated ABL Facility as of April 30, 2025. As of April 30, 2025, Barnes & Noble Education issued $0.6 million in letters of credit under the Restated ABL Facility.

As of April 30, 2025, Barnes & Noble Education was in compliance with all debt covenants under the Credit Agreement. See Note 10. Debt in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

Income Tax Implications on Liquidity

As of April 30, 2025, Barnes & Noble Education recognized a current income tax receivable for net operating loss carrybacks in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Barnes & Noble Education received a final $2.7 million refund (including $0.3 million in interest) during the fiscal year ended April 30, 2025. See Note 16. Income Taxes in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

Contractual Obligations

The following summarizes Immersion’s contractual obligations as of April 30, 2025 (in millions):

	Payments Due By Period
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
New Credit Facility	$103.1	$—	$—	$103.1	$—
Lease obligations (excluding imputed interest)	199.0	70.0	64.8	45.6	18.6
Purchase obligations	16.3	10.0	4.2	2.1	—
Total	$318.4	$80.0	$69.0	$150.8	$18.6

CRITICAL ACCOUNTING ESTIMATES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of the Company’s financial condition and operating results require management to make judgments, assumptions, and estimates that affect the amounts reported. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, marketable securities and derivative instruments, income taxes, and contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Business Combination

The results of a business acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date, which may be considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill

We perform valuations of assets acquired and liabilities assumed and allocate the purchase price to the respective assets and liabilities. Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, royalty rates, EBITDA margins, and selection of comparable companies. We engage the assistance of third-party valuation specialists in concluding fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination. The resulting fair values and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.

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

Goodwill recognized in connection with our acquisition of Barnes & Noble Education was $69.2 million. Barnes & Noble Education is a separate reporting unit, and all goodwill was allocated to this reporting unit. Goodwill is not amortized but reviewed for impairment at least annually at year-end, and when triggering events occur between annual impairment tests. See Note 8. Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

The identified intangible assets arising from the Barnes & Noble acquisition were trade names and customer relationships with $95.0 million in aggregate fair value. We determined the fair values of the acquired intangible assets using an income approach with estimated indefinite useful life for the trade name and 13 years for customer relationships. The noncontrolling interest in Barnes & Noble Education was valued based on the closing price of Barnes & Noble Education’s common stock at June 10, 2024. We evaluate our intangible assets for indications of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment analysis include significant under-performance relative to historical or projected future results of operations, significant changes in the manner of our use of the acquired assets, or the strategy for our overall business or significant negative industry or economic trends. If this evaluation indicates that the value of the intangible asset may be impaired, we assess the likelihood of recoverability of the net carrying value of the asset over its remaining useful life. If this assessment indicates that the intangible asset is not recoverable based on the estimated undiscounted future cash flows of the intangible asset over its remaining useful life, we reduce the net carrying value of the related intangible asset to an estimated fair value.

Barnes & Noble Education

Revenue Recognition and Deferred Revenue

Product sales and rentals

The majority of Barnes & Noble Education’s revenue is derived from the sale of products through its bookstore locations, including virtual bookstores, and its bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of products is recognized at the point in time when control of the products is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for the products. See Note 5. Revenue in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

Retail product revenue is recognized when the customer takes physical possession of its products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of Barnes & Noble Education’s products by customers for products ordered through its websites and virtual bookstores. Wholesale product revenue is recognized upon shipment of physical textbooks at which point title passes and risk of loss is transferred to the customer. Additional revenue is recognized for shipping charges billed to customers and shipping costs are accounted for as fulfillment costs within cost of goods sold.

Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon the delivery of the digital content as product revenue in Barnes & Noble Education's consolidated financial statements. A software feature is embedded within the content of Barnes & Noble Education’s digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.

Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in our consolidated financial statements. Rental periods are typically for a single semester and are always less than one year in duration. Barnes & Noble Education offers a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. It records the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, Barnes & Noble Education accelerates any remaining deferred rental revenue at the point of sale.

Revenue recognized for Barnes & Noble Education’s BNC First Day® offerings is consistent with Barnes & Noble Education's policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day® programs, the timing of cash collection from our school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts our BNC First Day® affordable access to course material program offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in Barnes & Noble Education's third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.

Barnes & Noble Education estimates returns based on an analysis of historical experience. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.

For sales and rentals involving third-party products, Barnes & Noble Education evaluate whether it is acting as a principal or an agent. Barnes & Noble Education’s determination is based on their evaluation of whether it controls the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether Barnes & Noble Education controls the specified goods or services prior to transferring them to the customer including whether Barnes & Noble Education has the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where Barnes & Noble Education is the principal, it records revenue on a gross basis, and for those transactions where it is an agent to a third-party, Barnes & Noble Education records revenue on a net basis.

Barnes & Noble Education recognizes revenue commissions from logo general merchandise sales, which are fulfilled by Lids and Fanatics, on a net basis in our consolidated financial statements.

Barnes & Noble Education does not have gift cards or customer loyalty programs. Barnes & Noble Education does not treat any promotional offers as expenses. Sales tax collected from Barnes & Noble Education’s customers is excluded from reported revenues. Barnes & Noble Education's payment terms are generally 30 days and do not extend beyond one year.

Service and other revenue

Service and other revenue is primarily derived from brand marketing services which includes promotional activities and advertisements within Barnes & Noble Education’s physical bookstores and web properties performed on behalf of third-party customers, shipping and handling, non-return rental penalty fees, and revenue from other programs.

Merchandise Inventories

Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Market value of Barnes & Noble Education’s inventory, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation.

Cost is determined primarily by the retail inventory method for Barnes & Noble Education’s retail business. Barnes & Noble Education’s textbook and trade book inventories, for Barnes & Noble Education’s retail and wholesale businesses, are valued using the LIFO method. During the fiscal year ended April 30, 2025, Barnes & Noble Education recorded a LIFO adjustment in the amount of $6.4 million.

Reserves for non-returnable inventory represent write-downs that reduce the cost basis of the asset. These write-downs are based on Barnes & Noble Education’s history of liquidating non-returnable inventory. Reserve calculations are sensitive to certain assumptions, including markdowns and inventory aging. Barnes & Noble Education does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on Barnes & Noble Education’s history of liquidating non-returnable inventory are incorrect, Barnes & Noble Education may be exposed to losses or gains that could be material. A 10% change in actual non-returnable inventory would have affected pre-tax earnings by approximately $5.6 million in fiscal year 2025.

For physical bookstores, Barnes & Noble Education also estimates and accrues shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. Barnes & Noble Education does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if Barnes & Noble Education’s estimates regarding shortage rates are incorrect, Barnes & Noble Education may be exposed to losses or gains that could be material. A change of 10 basis points of actual shortage rates would not have a material impact on pre-tax earnings in fiscal year ended April 30, 2025.

Impairment of Long-Lived Assets

As of April 30, 2025, the Company’s long-lived assets include Property and equipment, net; Operating lease right-of-use assets; and Intangible assets, net of $95.8 million, $155.3 million, and $91.6 million, respectively, on the Consolidated Balance Sheets.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and consider market participants in accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. We evaluate the long-lived assets of the reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

During the fiscal year ended April 30, 2025, Barnes & Noble Education evaluated certain of its store-level long-lived assets for impairment. Based on the results of the impairment tests, Immersion’s basis in Barnes & Noble Education’s long lived recognized an impairment loss (non-cash) of $1.2 million (both pre-tax and after-tax), comprised of $0.6 million and $0.6 million of Operating lease right-of-use assets and Property and equipment, net, respectively, on the Consolidated Statement of Operations.

The fair value of the impaired long-lived assets was determined using an income approach (Level 3 input), using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations. See Note 6. Investments and Fair Value Measurements in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

The impairment analysis process requires significant estimation to determine recoverability of each asset group and to determine the fair value of asset groups that were not recoverable, as well as the fair values of certain operating right-of-use assets included within the asset groups that were not recoverable. The significant assumptions used included annual revenue growth rates, gross margin rates and the estimated relationship of selling and administrative costs to revenue used to estimate the projected cash-flow directly related to the future operation of the stores as well as the weighted average cost of capital used to calculate the fair value. Significant assumptions used to determine the fair values of certain operating right-of-use assets included the current market rent and discount rate. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. A 10% decrease in our estimated discounted cash flows would not have materially affected the results of our operations for the fiscal year ended April 30, 2025.

Income Taxes

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Financial Accounting Standards Board guidance on accounting for income taxes requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience and expectations of future taxable income by taxing jurisdiction, the carryforward periods available to us for tax reporting purposes and other relevant factors. The actual realization of deferred tax assets may differ significantly from the amounts we have recorded. See Note 16. Income Taxes in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

In applying ASC 740 to our Korean withholding tax exposure related to royalties from Samsung, management exercises significant judgment in evaluating the technical merits and sustainability of the underlying tax positions, including the interpretation of Korean domestic law and the Korea–U.S. tax treaty. The adverse Regional Tax Office Appeal decision in November 2025, and our resulting obligation to reimburse Samsung for approximately $9.7 million of withholding taxes, reflects a change in our assessment of the more‑likely‑than‑not outcome and required us to recognize the related tax expense and liability in fiscal 2026 rather than adjust our fiscal 2025 financial statements. Future developments in Korean administrative or judicial practice, or additional information about similar tax controversies, could require further adjustments to our income tax provision and related uncertain tax positions.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K for additional information regarding the effect of new accounting pronouncements on our Consolidated Financial Statements.

Restatement of Quarterly (Unaudited) Financial Information

As explained further in the Explanatory Note at the beginning of this Form 10-K, the Company has restated its previously-issued unaudited interim financial statements for the unaudited fiscal quarters ended January 31, 2025 and October 31, 2024; and the calendar quarter ended June 30, 2024; contained in our Quarterly Reports on Form 10-Q. Detailed restatements of the Company’s condensed consolidated quarterly financial statements are provided in Note 20. Restatement of Quarterly Financial Information (Unaudited) of the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K.

The following unaudited quarterly statements of operations for the quarterly periods ended January 31, 2025; October 31, 2024; and June 30, 2024; have been prepared on a basis consistent with our audited annual financial statements included in this Form 10-K and include, in our opinion, all normal recurring adjustments necessary for the fair presentation of the financial information contained in those statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following should be read in conjunction with our audited financial statements and the related notes included in this Form 10-K.

	As Restated
(In thousands, except share data)	Quarter Ended January 31, 2025	Quarter Ended October 31, 2024	Quarter Ended June 30, 2024	Month Ended July 31, 2024
REVENUES
Immersion
Royalty and license	$8,437	$14,127	$48,460	$1,900
Barnes & Noble Education
Product and other	419,663	559,674	45,073	85,045
Rental	43,162	42,448	1,948	2,998
	462,825	602,122	47,021	88,043
Total revenues	471,262	616,249	95,481	89,943
COST OF SALES (excludes depreciation and amortization expense)
Barnes & Noble Education
Product and other cost of sales	328,980	436,859	36,866	69,999
Rental cost of sales	25,516	22,619	1,131	1,914
	354,496	459,478	37,997	71,913
OPERATING EXPENSES
Immersion
Selling and administrative expenses	5,010	4,165	14,175	1,752

Barnes & Noble Education
Selling and administrative expenses	71,498	72,717	16,172	20,158
Depreciation and amortization expense	9,951	9,400	2,140	3,135
Impairment	1,247	—	—	—
Restructuring and other charges (credits)	(6,178)	59	2,378	2,627
	76,518	82,176	20,690	25,920
Total operating expenses	81,528	86,341	34,865	27,672
Operating Income (Loss)	35,238	70,430	22,619	(9,642)
Interest and other income (expense), net	14,803	3,540	4,609	6,524
Interest expense	(4,167)	(4,547)	(901)	(1,466)
Income (Loss) Before Income Taxes	45,874	69,423	26,327	(4,584)
Income tax benefit (expense)	(2,644)	(5,036)	(7,221)	(3,200)
Net Income (Loss)	43,230	64,387	19,106	(7,784)
Less: Net income (loss) attributable to noncontrolling interest	19,169	33,583	(7,339)	(7,538)
Net Income (Loss) Attributable to Immersion Stockholders	$24,061	$30,804	$26,445	$(246)

Earnings Per Common Share Attributable to Immersion Stockholders
Basic	$0.74	$0.95	$0.83	$(0.01)
Diluted	$0.73	$0.93	$0.81	$(0.01)
Weighted Average Common Shares Outstanding
Basic	32,294	32,222	31,879	31,970
Diluted	33,055	32,917	32,525	31,970

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

IMMERSION CORPORATION

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Immersion Corporation

Aventura, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Immersion Corporation (the “Company”) as of April 30, 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended April 30, 2025 and the four-month transition period ended April 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2025, and the results of its operations and its cash flows for the year ended April 30, 2025 and the four-month transition period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Transactions - Product Sales

As described in Notes 2 and 5 to the consolidated financial statements, the majority of the Company’s revenue was derived from the sale of products through Barnes & Noble Education’s bookstore locations, including virtual bookstores and its bookstore affiliated ecommerce websites. Barnes & Noble Education’s total revenue from product sales was approximately $1.3 billion for the fiscal year ended April 30, 2025.

We identified the auditing of the accuracy and existence of revenue transactions from product sales as a critical audit matter. Auditing the accuracy and existence of revenue from product sales was especially challenging due to the high degree of auditor effort in performing procedures, given the significance of revenue from product sales and the large volume of transactions.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the accuracy and existence of revenue transactions, on a sample basis, by inspecting invoices, evidence of delivery of physical and digital content, evidence of collectability, and other supporting information, where applicable.
•
Confirming certain revenue transactions with the customer or delivery of digital content with the provider.
•
Evaluating the accuracy of product pricing by verifying the cost markup percentage against underlying contract terms for a selected sample of stores.
•
Testing price changes, on a sample basis, to verify whether those changes were properly authorized.

Merchandise Inventories – Reserves for Non-Returnable Inventory

As described in Note 2 to the consolidated financial statements, Barnes & Noble Education recognizes reserves for non-returnable inventory based on the history of liquidating non-returnable inventory, which includes certain assumptions, including markdowns and inventory aging.

We identified the auditing of the non-returnable inventory reserves as a critical audit matter. The calculation of non-returnable inventory reserves used a number of assumptions, including markdowns and inventory aging. As a result of the number of inputs to the manual calculations and volume of transactions, auditing non-returnable inventory reserves was especially challenging due to the extensive audit effort required.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the methodology used to calculate the non-returnable inventory reserves for reasonableness.
•
Assessing the sensitivity of certain inputs and assumptions used in the reserve calculation.
•
Testing the completeness and accuracy of the markdowns and the underlying data used in calculating the inventory aging.
•
Recalculating the reserves using management’s established methodology and assumptions.
•
Performing a historical trend analysis by comparing the inventory reserve for each inventory aging category to the related historical reserve.
•
Performing a trend analysis of the estimated reserves as a percentage of gross inventory.

Accounting for Leases

As described in Notes 2 and 7 to the consolidated financial statements, Barnes & Noble Education recognizes lease assets and lease liabilities on the consolidated balance sheets for leases comprised of operations agreements which grant Barnes & Noble Education the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. As described in Note 2 to the consolidated financial statements, Barnes & Noble Education identified errors in its application of ASC Topic 842, Leases, related to the accounting for the minimum annual commission guarantees, variable commission arrangements and related amortization associated with Barnes & Noble Education’s store operating agreements.

We identified the accounting evaluation of the minimum annual commission guarantees, variable commission arrangements and related amortization associated with Barnes & Noble Education’s store operating agreements as a critical audit matter. Our principal considerations included the existence of accounting complexities related to such evaluation and significant judgments involved in the interpretation of the terms of the agreements and in the application of the appropriate accounting guidance. Auditing these elements required especially challenging and complex auditor judgment due to the nature and extent of audit effort required, including the extent of expertise needed.

The primary procedures we performed to address this critical audit matter included:

•
Reviewing and analyzing: (i) the terms of the operating agreements for a sample of on-campus bookstores at colleges and universities, and (ii) Barnes & Noble Education’s application of the relevant accounting guidance under ASC Topic 842 for those selected samples.
•
Utilizing firm personnel with expertise in the relevant technical accounting to assist in: (i) evaluating the relevant terms of a representative example of Barnes & Noble Education’s operating agreements for on-campus bookstores at colleges and universities and (ii) assessing the appropriateness of the conclusions reached by Barnes & Noble Education.

Impact of the Investigation

As described in Note 2 to the consolidated financial statements, Barnes & Noble Education’s Audit Committee initiated an investigation over Barnes & Noble Education’s costs of sales associated with digital content and concluded that a former payment processing employee made unsupported manual journal entries that improperly reduced cost of sales associated with digital content, with a reciprocal impact to accrued liabilities and accounts receivable (“the Investigation”). As a result of the Investigation, the Company restated its previously reported financial statements.

Evaluating the sufficiency of audit procedures over the impact of the Investigation was determined to be a critical audit matter. The principal considerations for our determination were: (i) a high degree of auditor judgment and subjectivity that was required to design and execute incremental audit procedures and to assess the sufficiency of the audit procedures performed and evidence obtained, and (ii) the audit effort involved, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the sufficiency of the Investigation initiated by Barnes & Noble Education’s Audit Committee, including using professionals with specialized skills and knowledge in forensic investigation.
•
Expanding the nature and extent of fraud inquiries performed with Barnes & Noble Education personnel.
•
Performing a system access review to evaluate whether any instances of inappropriate use of the in-scope applications by the former payment processing employee existed.
•
Considering the Investigation’s findings and performing incremental audit procedures over certain financial accounts, including:
o
Testing the completeness and accuracy of the reconciliation for cost of sales associated with digital content.
o
Confirming invoices for a selected vendor related to cost of sales associated with digital content.
o
Performing additional journal entry testing.
o
Testing the completeness and accuracy of the adjustments as a result of the Investigation.

Business Combination – Valuation of Acquired Intangible Assets

As described in Note 3 to the consolidated financial statements, the Company acquired 42% of all outstanding common shares of Barnes & Noble Education as well as control over Barnes & Noble Education through board seats. The total consideration transferred was approximately $50.1 million. The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. The identifiable intangible assets acquired were comprised of a trade name of $45.0 million and customer relationships of $50.0 million.

We identified certain key assumptions utilized in the valuation of the trade name and customer relationships as a critical audit matter. The principal considerations that led to this determination were the subjective judgment required by management in developing those assumptions, specifically, (i) the royalty rate assumption used in the trade name valuation and (ii) the EBIDTA margins used in the customer relationships valuation. Auditing these key assumptions involved especially subjective and challenging auditor judgement due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•
Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the reasonableness of the royalty rate used in estimating the fair value of the trade name.
•
Assessing the relevance and reliability of the external data used when evaluating the reasonableness of the royalty rate and EBITDA margins.
•
Evaluating the reasonableness of the EBITDA margins by: (i) analyzing the current and past performance of Barnes & Noble Education and (ii) comparing to the performance of the guideline public companies identified.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2024.

San Francisco, California

March 11, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Immersion Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Immersion Corporation and its subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Plante & Moran, PLLC

Denver, Colorado

March 11, 2024,

We served as the Company’s auditor from 2022-2024.

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	April 30, 2025	December 31, 2023
ASSETS
Immersion
Cash and cash equivalents	$63,550	$56,071
Investments – current	88,789	104,291
Accounts receivable, net	2,767	2,241
Prepaid expenses and other current assets	11,331	9,847
	166,437	172,450
Barnes & Noble Education
Cash and cash equivalents	9,058	—
Accounts receivable, net	98,075	—
Merchandise inventories, net	299,564	—
Textbook rental inventories, net	26,439	—
Prepaid expenses and other current assets	32,250	—
	465,386	—
Total Current Assets	631,823	172,450
Immersion
Property and equipment, net	113	211
Investments – noncurrent	13,880	33,350
Long-term deposits	6,188	6,231
Deferred tax assets	—	3,343
Other assets – noncurrent	27,362	146
	47,543	43,281
Barnes & Noble Education
Property and equipment, net	95,702	—
Intangible assets, net	91,581	—
Goodwill	69,162	—
Operating lease right-of-use assets	155,281	—
Other assets - noncurrent	11,181	—
	422,907	—
Total Assets	$1,102,273	$215,731

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	April 30, 2025	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Immersion
Accounts payable	$13	$47
Accrued compensation	343	3,127
Deferred revenue – current	2,938	4,239
Other current liabilities	10,240	11,900
	13,534	19,313
Barnes & Noble Education
Accounts payable	148,848	—
Accrued liabilities	44,295	—
Deferred revenue – current	10,411	—
Operating lease liabilities – current	48,796	—
	252,350	—
Total Current Liabilities	265,884	19,313
Immersion
Deferred revenue – noncurrent	5,790	8,390
Deferred income taxes – noncurrent	11,034	—
Other long-term liabilities	13,344	4,926
	30,168	13,316
Barnes & Noble Education
Deferred income taxes – noncurrent	4,193
Operating lease liabilities – noncurrent	121,093	—
Deferred revenue – noncurrent	3,155	—
Other long-term liabilities	15,987	—
Long-term borrowings	103,098	—
	247,526	—
Total Liabilities	543,578	32,629
Commitments and contingencies (Note 18)
Stockholders’ Equity
Common stock – $0.001 per share par value; 100,000,000 shares authorized; 49,433,320 and 32,502,969 shares issued and outstanding at April 30, 2025, respectively; 47,636,273 and 31,528,977 shares issued and outstanding at December 31, 2023, respectively.	49	48
Additional paid-in capital	374,327	322,134
Accumulated other comprehensive income (loss)	535	1,702
Accumulated earnings (deficit)	34,691	(36,040)
Treasury stock – 16,930,351 and 16,107,296 shares, respectively, at cost	(111,477)	(104,742)
Total Stockholders’ Equity Attributable to Immersion Corporation Stockholders	298,125	183,102
Noncontrolling interest in consolidated subsidiaries	260,570	—
Total Stockholders’ Equity	558,695	183,102
Total Liabilities and Stockholders’ Equity	$1,102,273	$215,731

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
REVENUES
Immersion
Royalty and license	$74,073	$45,782	$33,919
Barnes & Noble Education
Product and other	1,342,437	—	—
Rental income	139,366	—	—
	1,481,803	—	—
Total revenues	1,555,876	45,782	33,919
COST OF SALES (excludes depreciation and amortization expense)
Barnes & Noble Education
Product and other cost of sales	1,048,829	—	—
Rental cost of sales	75,346	—	—
Total cost of sales	1,124,175	—	—
OPERATING EXPENSES
Immersion
Selling and administrative expenses	25,757	29,749	15,992
Barnes & Noble Education
Selling and administrative expenses	252,754	—	—
Depreciation and amortization expense	35,274	—	—
Impairment loss	1,247	—	—
Restructuring and other charges	(1,351)	—	—
	287,924	—	—
Total operating expenses	313,681	29,749	15,992
Operating Income (Loss)	118,020	16,033	17,927
Interest and other income (expense), net	15,533	8,543	24,988
Interest expense	14,261	—	—
Income (Loss) Before Income Taxes	119,292	24,576	42,915
Income tax benefit (expense)	(25,710)	(6,799)	(8,939)
Net Income (Loss)	93,582	17,777	33,976
Less: Net income (loss) attributable to noncontrolling interest	29,298	—	—
Net Income (Loss) Attributable to Immersion Stockholders	$64,284	$17,777	$33,976

Earnings Per Common Share Attributable to Immersion stockholders
Basic	$1.94	$0.56	$1.05
Diluted	$1.90	$0.55	$1.04
Weighted Average Common Shares Outstanding
Basic	32,219	31,729	32,214
Diluted	33,003	32,108	32,536

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Net Income (Loss)	$93,582	$17,777	$33,976
Change in unrealized gains (losses) on available-for-sale securities	(1,484)	317	1,500
Comprehensive Income (Loss)	$92,098	$18,094	$35,476
Comprehensive income (loss) attributable to noncontrolling interests	29,298	—	—
Comprehensive Income (Loss) Attributable to Immersion Stockholders	$62,800	$18,094	$35,476

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Accumulated		Treasury Stock		Total Stockholders' Equity
(In thousands, except shares)	Shares	Amount	Additional Paid In Capital	Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Shares	Amount	Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2022	46,974,629	$47	$322,667	$202	$(70,016)	14,727,582	$(95,200)	$157,700	$—	$157,700
Net income (loss)	—	—	—	—	33,976	—	—	33,976	—	33,976
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	1,500	—	—	—	1,500	—	1,500
Stock repurchases	—	—	—	—	—	1,217,774	(8,302)	(8,302)	—	(8,302)
Release of restricted stock units and awards net of shares withheld for tax liabilities	558,313	1	—	—	—	161,940	(1,240)	(1,239)	—	(1,239)
Proceeds from stock options exercises	21,222	—	160	—	—	—	—	160	—	160
Issuance of stock for ESPP purchases	1,298	—	6	—	—	—	—	6	—	6
Shares issued to employee in lieu of cash compensation	80,811	—	595	—	—	—	—	595	—	595
Dividends declared	—	—	(4,689)	—	—	—	—	(4,689)	—	(4,689)
Stock-based compensation	—	—	3,395	—	—	—	—	3,395	—	3,395
Balances at December 31, 2023	47,636,273	$48	$322,134	$1,702	$(36,040)	16,107,296	$(104,742)	$183,102	$—	$183,102
Net income (loss)	—	—	—	—	17,777	—	—	17,777	—	17,777
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	317	—	—	—	317	—	317
Release of restricted stock units and awards net of shares withheld for tax liabilities	330,379	—	—	—	—	85,196	(618)	(618)	—	(618)
Shares issued to employee in lieu of cash compensation	80,677	—	554	—	—	—	—	554	—	554
Dividends declared	—	—	(1,502)	—	—	—	—	(1,502)	—	(1,502)
Stock-based compensation	—	—	1,600	—	—	—	—	1,600	—	1,600
Balances at April 30, 2024	48,047,329	$48	$322,786	$2,019	$(18,263)	16,192,492	$(105,360)	$201,230	$—	$201,230
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Net income (loss)	—	—	—	—	64,284	—	—	64,284	29,298	93,582
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(1,484)	—	—	—	(1,484)	—	(1,484)
Sale of BNED Common Stock, net of commissions	—	—	(5,495)	—	—	—	—	(5,495)	83,556	78,061
Rebalancing of controlling and noncontrolling interest	—	—	61,939	—	—	—	—	61,939	(61,939)	—
Release of restricted stock units and awards, net of shares withheld for payroll taxes	1,197,209	1	(1)			427,216	(3,741)	(3,741)		(3,741)
Shares issued in lieu of cash compensation	188,782	—	1,584	—	—	—	—	1,584	—	1,584
Tax effects of changes in controlling and noncontrolling interest	—	—	(12,417)	—	—	—	—	(12,417)	—	(12,417)
Share repurchases	—	—	—	—	—	310,643	(2,376)	(2,376)	—	(2,376)
Dividends declared	—	—	(1,524)	—	(11,330)	—	—	(12,854)	—	(12,854)
Stock-based compensation	—	—	7,455	—	—	—	—	7,455	5,998	13,453
Balances at April 30, 2025	49,433,320	$49	$374,327	$535	$34,691	16,930,351	$(111,477)	$298,125	$260,570	$558,695

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Cash flows from operating activities:
Net income (loss)	$93,582	$17,777	$33,976
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization expense	35,373	62	67
Stock-based compensation	13,689	1,600	3,395
Impairment loss	1,247	—	—
Loss on disposal of property and equipment	1,130	—	—
Deferred income taxes	7,088	2,690	3,528
Net gains on investment in marketable securities	(1,398)	(3,217)	(12,153)
Net gains on derivative instruments	(3,987)	(2,096)	(4,645)
Shares issued to an employee in lieu of cash compensation	1,589	554	595
Other noncash	1,327	(65)	19
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	17,616	(761)	(1,006)
Merchandise inventories	37,179	—	—
Textbook rental inventories	(21,281)	—	—
Prepaid expenses and other current assets	5,039	748	(500)
Changes in lease right-of-use assets and liabilities	(18,071)	—	—
Long-term deposits	61	(206)	(1,850)
Other assets	(25,339)	110	446
Accounts payable and accrued liabilities	(188,998)	880	1,057
Other current liabilities	(7,774)	5,684	(1,035)
Deferred revenue	(9,222)	7,843	(4,766)
Other long-term liabilities	3,574	—	3,472
Net cash flows provided by (used in) operating activities	(57,576)	31,603	20,600
Cash flows from investing activities:
Purchases of marketable securities and other investments	(101,988)	(58,848)	(177,331)
Proceeds from sale or maturities of marketable securities and other investments	138,885	60,698	171,804
Proceeds from sale of derivative instruments	16,851	4,377	21,944
Payments for settlement of derivative instruments	(8,549)	(4,771)	(13,019)
Acquisition of business net of cash acquired	(31,379)	—	—
Purchase of property and equipment	(11,237)	—	—
Proceeds from disposal of property and equipment	792	—	—
Net cash flows provided by (used in) investing activities	3,375	1,456	3,398
Cash flows from financing activities:
Proceeds from borrowings	836,153	—	—
Repayment of borrowing	(834,290)	—	—
Proceeds from sale of Barnes & Noble Education common stock, net of commissions and issuance costs	78,061	—	—
Dividends payments to stockholders	(12,854)	(2,992)	(7,409)
Proceeds from stock options exercises	—	—	160
Shares withheld to cover payroll taxes	(3,741)	(617)	(1,240)
Payment for purchases of treasury stock	(2,376)	—	(8,264)
Other financing activities	—	—	6
Net cash flows provided by (used in) investing activities	60,953	(3,609)	(16,747)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,752	29,450	7,251
Cash, cash equivalents, and restricted cash:
Beginning of period	85,521	56,071	48,820
End of period	$92,273	$85,521	$56,071

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Reconciliation of Cash, Cash equivalents, and Restricted cash for Consolidated Balance Sheets:

(In thousands)	April 30, 2025	April 30, 2024	December 31, 2023
Cash and cash equivalents:
Immersion	$63,550	$85,521	$56,071
Barnes & Noble Education	9,058	—	—
	72,608	85,521	56,071
Barnes & Noble Education restricted cash reported as:
Prepaid expenses and other current assets	17,332	—	—
Other assets - noncurrent	2,333	—	—
Total restricted cash	19,665	—	—
Total cash, cash equivalents, and restricted cash	$92,273	$85,521	$56,071

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$16,526	$232	$1,794
Cash paid for interest	15,862	—	—
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared but not yet paid	$—	$—	$1,490

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

Description of Business

Immersion

Immersion Corporation (“Immersion”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. Unless the context otherwise requires, references in these Notes to the Consolidated Financial Statements to the “Company”, “we”, “us” and “our” refer to Immersion and our consolidated subsidiaries.

Immersion generates license and royalty revenues from a wide range of intellectual property (“IP”) that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content; console gaming; automotive; medical; and commercial.

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc. (“Barnes & Noble Education”), a Delaware corporation. See Note 3. Business Combination for additional information. The financial results of Barnes & Noble Education have been included from the acquisition date of June 10, 2024.

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

BNC First Day® Equitable and Inclusive Access Programs

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

•
First Day Complete is adopted by an institution and includes all or the majority of undergraduate classes (and on occasion, graduate classes), providing students with both physical and digital materials. In addition to providing numerous benefits to students, faculty and administrators, the First Day Complete model drives substantially greater unit sales and sell-through for the bookstore.
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The results of operations reflected in our Consolidated Financial Statements include the accounts of Immersion and our wholly-owned subsidiaries, as well as the accounts of Barnes & Noble Education, a consolidated variable interest entity, since June 10, 2024. All significant intercompany accounts and transactions have been eliminated in consolidation.

The noncontrolling interest on the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the interest in Barnes & Noble Education held by other owners. The noncontrolling interest on the Consolidated Balance Sheet represents the portion of our net assets attributable to the other owners, based on the portion of the interest owned by such owners. At April 30, 2025, the noncontrolling interest in Barnes & Noble Education was $260.6 million. At the end of each reporting period, equity related to Barnes & Noble Education that is attributable to Immersion and the other owners is rebalanced to reflect Immersion’s and the other owners’ ownership in Barnes & Noble Education.

These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and with the instructions for Form 10-K and the applicable articles of Regulation S-X.

Due to their nonhomogeneous operations, our Consolidated Balance Sheet at April 30, 2025, and Consolidated Statement of Operations for the fiscal year ended April 30, 2025, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities, and operations of Barnes & Noble Education's business. All of the assets of Barnes & Noble Education, reported on the Consolidated Balance Sheet, can be used only to settle obligations of Barnes & Noble Education. None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion.

Reporting Periods

Immersion previously reported our financial results based on a calendar-year basis. For interim period reporting, we reported our quarterly financial results as of March 31, June 30, September 30, and December 31 in each calendar year. Barnes & Noble Education’s fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April.

In order to more closely align with Barnes & Noble Education’s fiscal year end, on September 27, 2024, the Board of Directors of Immersion (the “Board”) approved a change of our fiscal year from the period beginning on January 1 and ending on December 31 to the period beginning on May 1 and ending on April 30. As a result of the change in fiscal year end, we have included herein, the required disclosures for the transition period from January 1, 2024 through April 30, 2024.

Our new fiscal year begins on May 1 and ends on April 30. Therefore, the financial results for the current fiscal year may not be comparable to prior fiscal years. References throughout these Notes to the Consolidated Financial Statements to fiscal 2025 with respect to Immersion refer to the fiscal year ended April 30, 2025.

The financial information presented in these financial statements for the fiscal year ended April 30, 2025, includes the financial information of Barnes & Noble Education from the date of acquisition, June 10, 2024, as adjusted for specific fair value adjustments.

Restatement of Prior Period Financial Results and Conclusion of Investigation

As previously disclosed by Immersion, certain information regarding the recording of cost of digital sales was brought to the attention of the Barnes & Noble Education’s Audit Committee. With the assistance of outside counsel and advisors, Barnes & Noble Education completed an investigation into certain accounting matters related primarily to the recording of cost of digital sales (the “Investigation”). The Investigation identified unsupported manual journal entries that improperly reduced cost of sales, with a reciprocal impact to accrued liabilities and accounts receivable, in the fiscal year ended April 30, 2025. The Investigation also concluded that certain revenue recognized in the third quarter of fiscal 2025 related to First Day Complete was incorrectly accelerated based upon incorrect opt-out assumptions; this revenue automatically reversed in the fourth quarter of fiscal 2025 based on actual opt-out rates.

Consistent with the conclusions of Barnes & Noble Education’s Board, on September 8, 2025, the Board concluded that the Company’s previously-issued unaudited condensed consolidated financial statements for the fiscal third quarter and nine months ended January 31, 2025; the fiscal second quarter and six months ended October 31, 2024; and the calendar quarter and six months ended June 30, 2024; contained in its Quarterly Reports on Form 10-Q (the “Restated Periods”), as well as its disclosures related to such financial statements should no longer be relied upon. The effects of the restatement on our previously-issued unaudited condensed consolidated financial statements and related disclosures for the Restated Periods (the “Restatement”) are presented in Note 20. Restatement of Quarterly Financial Information (Unaudited).

Seasonality

Our Barnes & Noble Education segment’s business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Barnes & Noble Education’s quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in Barnes & Noble Education’s fiscal calendar dates.

As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the digital content is made available to the customer compared to: (i) the rental of physical textbook where revenue is recognized over the rental period; and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of Barnes & Noble Education’s products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of Barnes & Noble Education’s products by its customers for products ordered through Barnes & Noble Education’s websites and virtual bookstores. See Revenue Recognition and Deferred Revenue discussion below.

Summary of Significant Accounting Policies

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

Following the closing of the Transactions (as defined herein) with Barnes & Noble Education, the Company operates as two operating and reportable segments, Immersion and Barnes & Noble Education. We identify these segments based on the distinct business activities of each company. See Note 4. Segment Information for additional information.

Earnings per Share

We present both basic and diluted earnings per share (“EPS”) using the two-class method, which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the Net Income (Loss) attributable to Immersion Stockholders by the Weighted-Average Common Shares Outstanding for the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

Business Combinations

The determination of the fair value of net assets acquired in a business combination requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using expected cash flows and industry-standard valuation techniques. For current assets and current liabilities, book value is generally assumed to approximate fair value. Goodwill is the amount by which consideration paid for an acquired entity exceeds the fair value of its acquired net assets. Acquisition costs are expensed as incurred and are included within general and administrative expenses on the Consolidated Statement of Operations.

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

Goodwill and Indefinite-Lived Intangible Assets

The goodwill represents the future economic benefit attributable to Barnes & Noble Education’s assembled workforce and the indefinite-lived intangible assets represent the future economic benefit attributable to the Barnes & Noble Education trade name As such, the carrying value of the goodwill and trade name have been allocated to the Barnes & Noble Education segment and none of the goodwill or the indefinite-lived intangible assets have been allocated to the Immersion segment.

Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. Immersion’s goodwill and indefinite-lived intangible assets test first assesses qualitative factors to determine whether goodwill and indefinite-lived intangible assets are likely impaired. We monitor these factors on a quarterly basis for potential indicators of impairment. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill or that the fair value of the indefinite-lived intangible asset is less than its carrying amount, Immersion will then perform a quantitative impairment test. Changes in goodwill may result from, among other things, impairments, future acquisitions, or future divestitures. Goodwill is required to be tested for impairment at the reporting unit level, which is an operating segment, or one level below the operating segment. The impairment test for indefinite-lived intangible assets is performed at the individual asset level. The Company performs the annual impairment test during the fourth quarter of our fiscal year-end.

See Note 8. Goodwill and Intangible Assets for additional information.

Impairment of Long-Lived Assets

Immersion’s long-lived assets include Property and equipment, net; Operating lease right-of-use assets; and amortizable Intangible assets, net, recorded in connection with our business acquisition of Barnes & Noble Education. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the long-lived assets of the reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

Many colleges and universities are providing alternatives to traditional in-person instruction, including online and hybrid learning options. Additionally, enrollment trends have been negatively impacted at physical campuses. Many other events, such as parent and alumni weekends and prospective student campus tour activities, offer a virtual option. These combined events have reduced on-campus activity, as well as increased competition and disintermediation, continue to impact Barnes & Noble Education’s course materials and general merchandise business.

Barnes & Noble Education evaluated certain of its long-lived assets in the retail business for impairment and based on the results of the impairment tests, a noncash impairment loss of $1.2 million was recognized for the fiscal year ended April 30, 2025.

The fair value of the impaired long-lived assets were determined using an income approach, a level 3 input, using Barnes & Noble Education’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends, and performance expectations. The significant assumptions used in the income approach included annual revenue growth rates, gross margin rates, and the estimated relationship of selling and administrative costs to revenue used to estimate the projected cash-flow directly related to the future operation of the stores as well as the weighted-average cost of capital used to calculate the fair value. Significant assumptions used to determine the fair values of certain operating right-of-use assets included the current market rent and discount rate.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is U.S. dollars. Gains and losses from the remeasurement of the financial statements of the foreign subsidiaries into U.S. dollars and from foreign currency transactions are reported as Interest and Other income (expense), net in our Consolidated Statements of Operations.

Revenue Recognition and Deferred Revenue

The Company’s Immersion segment revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements. A key part of our business strategy has been to license our software and patents (and other IP) to companies that manufacture and sell products incorporating our touch-enabling technologies. The majority of the Barnes & Noble Education revenue is derived from product sales and rentals.

Fixed fee license revenue. We recognize revenue from a fixed fee license agreement when we have satisfied our performance obligations, which typically occurs upon the transfer of rights to our technology upon the execution of the license agreement. However, in certain contracts, we grant a license to our existing patent portfolio at the inception of the license agreement as well as rights to the portfolio as it evolves throughout the contract term. For such arrangements, we have concluded that there are two separate performance obligations:

•
Performance Obligation A: Transfer of rights to our patent portfolio as it exists when the contract is executed; and
•
Performance Obligation B: Transfer of rights to our patent portfolio as it evolves over the term of the contract, including access to new patent applications that the licensee can benefit from over the term of the contract.

If a fixed fee license agreement contains only Performance Obligation A, we recognize the revenue from the agreement at the inception of the contract. For fixed fee license agreements that contain both Performance Obligation A and B, we allocate the transaction price based on the standalone selling price for each of the two performance obligations. We use a number of factors primarily related to the attributes of our patent portfolio to estimate standalone selling prices related to Performance Obligation A and B. Once the transaction price is allocated, the portion of the transaction price allocable to Performance Obligation A is recognized in the period the license agreement is signed and the customer can benefit from rights provided in the contract. The portion allocable to Performance Obligation B is recognized on a straight-line basis over the contract term which best represents the ongoing and continuous nature of the patent prosecution process. For such contracts, a contract liability account is established and included within Deferred revenue - current and Deferred Revenue - noncurrent on the Consolidated Balance Sheets. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.

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

Per-unit Royalty revenue. We record per-unit royalty revenue in the same period in which the licensee’s underlying sales occur. When we do not receive the per-unit licensee royalty reports for sales during a given quarter within the time frame that allows us to adequately review the reports and include the actual amounts in our quarterly results for such quarter, we accrue the related revenue based on estimates of our licensees’ underlying sales, subject to certain constraints on our ability to estimate such amounts. We develop such estimates based on a combination of available data including, but not limited to, approved customer forecasts, a look back at historical royalty reporting for each of our customers, and industry information available for the licensed products.

Certain of our per-unit royalty agreements contain minimum royalty provisions which sets forth minimum amounts to be received by us during the contract term. Under ASC 606, Revenue from Contracts with Customers, (“ASC 606”), minimum royalties are considered a fixed transaction price to which we have a right once all other performance obligations, if any, are satisfied. We recognize all minimum royalties as revenue at the inception of the license agreement, or in the period in which all remaining revenue recognition criteria have been met. We account for the unbilled minimum royalties as contract assets as Prepaid and other current assets and Other assets, net on our Consolidated Balance Sheets, and the balance of such contract assets will be reduced by the actual royalties to be reported by the licensee during the contract term until fully utilized, after which point any excess per-unit royalties reported are recognized as revenue. As the rights and obligations in a contract are interdependent, contract assets and contract liabilities that arise in the same contract are presented on a net basis.

Payments of per-unit royalties typically are due within 30 to 60 days from the end of the quarter in which the underlying sales took place.

Product sales and rentals revenue. The majority of Barnes & Noble Education’s revenue is derived from the sale of products through its bookstore locations, including virtual bookstores, and its bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of Barnes & Noble Education’s products is recognized at the point in time when control of the products is transferred to its customers in an amount that reflects the consideration Barnes & Noble Education expects to be entitled to in exchange for the products.

Product revenue is recognized when the customer takes physical possession of Barnes & Noble Education’s products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of Barnes & Noble Education’s products by its customers for products ordered through its websites and virtual bookstores. Wholesale product revenue is recognized upon shipment of physical textbooks at which point title passes and risk of loss is transferred to the customer. Additional revenue is recognized for shipping charges billed to customers and shipping costs are accounted for as fulfillment costs within cost of sales.

Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon delivery of the digital content as product revenue in our consolidated financial statements. A software feature is embedded within the content of Barnes & Noble Education’s digital textbooks, such that upon expiration of the term, the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, our performance obligation is complete.

Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in the consolidated financial statements. Rental periods are typically for a single semester and are always less than one year in duration. Barnes & Noble Education offers a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. Barnes & Noble Education records the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, Barnes & Noble Education accelerates any remaining deferred rental revenue at the point of sale. Such buyouts have historically been, and continue to be, immaterial to the financial statements.

Revenue recognized for Barnes & Noble Education’s BNC First Day® offerings is consistent with its policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day® programs, the timing of cash collection from Barnes & Noble Education’s school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts Barnes & Noble Education’s BNC First Day® affordable access course material program offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in the fiscal third quarter, given the timing of the Spring Term and the fiscal quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.

Returns are estimated based on an analysis of historical experience. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of goods sold in the period that the related sales are recorded.

For sales and rentals involving third-party products, Barnes & Noble Education evaluates whether it is acting as a principal or an agent. Barnes & Noble Education’s determination is based on its evaluation of whether it controls the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether Barnes & Noble Education controls the specified goods or services prior to transferring them to the customer including whether Barnes & Noble Education has the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where Barnes & Noble Education is the principal, Barnes & Noble Education records revenue on a gross basis, and for those transactions where Barnes & Noble Education is an agent to a third-party, Barnes & Noble Education records revenue on a net basis.

Barnes & Noble Education’s logo and emblematic general merchandise sales are fulfilled by Lids and Fanatics and commission revenue earned for these sales on a net basis is recognized in the consolidated financial statements.

Barnes & Noble Education does not have gift card or customer loyalty programs. Barnes & Noble Education does not treat any promotional offers as expenses. Sales tax collected from Barnes & Noble Education’s customers is excluded from reported revenues. Barnes & Noble Education’s payment terms are generally 30 days and do not extend beyond one year.

Service and other revenue. Barnes & Noble Education’s service and other revenue is primarily derived from brand marketing services which includes promotional activities and advertisements within Barnes & Noble Education’s physical bookstores and web properties performed on behalf of third-party customers, shipping and handling, non-return rental penalty fees, and revenue from other programs.

Brand marketing agreements often include multiple performance obligations which are individually negotiated with our customers. For these arrangements that contain distinct performance obligations, Barnes & Noble Education allocates the transaction price based on the relative standalone selling price method by comparing the standalone selling price (“SSP”) of each distinct performance obligation to the total value of the contract. The revenue is recognized as each performance obligation is satisfied, typically at a point in time for brand marketing service and over time for advertising efforts as measured based upon the passage of time for contracts that are based on a stated period of time or the number of impressions delivered for contracts with a fixed number of impressions.

See Note 5. Revenues for additional information.

Deferred Revenue. Immersion deferred revenue consists of amounts that have been invoiced or paid but have not been recognized as revenue. The amounts are primarily derived from our fixed license fee agreements under which we are obliged to transfer both rights to our patent portfolio that exists when the contract is executed and rights to its patent portfolio as it evolves over the contract term.

Barnes & Noble Education’s deferred revenue consists of: advanced payments from customers related to textbook rental performance obligations, which are recognized ratably over the terms of the related rental period; unsatisfied performance obligations associated with partnership marketing services, which are recognized when the contracted services are provided to its partnership marketing customers; and unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the merchandising contracts for Fanatics and Lids., respectively.

Deferred revenue that will be recognizable during the succeeding 12-month period is recorded as Deferred Revenue - current, and the remaining deferred revenue is recorded as Deferred Revenue - noncurrent on the Consolidated Balance Sheets.

Cost of Sales

Cost of sales primarily includes: (i) merchandise costs; (ii) textbook rental amortization; (iii) warehouse costs related to inventory management and order fulfillment; (iv) insurance; (v) certain payroll costs; and (vi) management service agreement costs, including rent expense related to Barnes & Noble Education’s college and university contracts; and (vii) other facility-related expenses.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.

Restricted Cash

At April 30, 2025, the Company had restricted cash of $19.7 million, comprised of $17.3 million in Prepaid expenses and other current assets on the Consolidated Balance Sheet related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2.4 million in Other assets - noncurrent on the Consolidated Balance Sheet related to amounts held in trust for future distributions related to employee benefit plans. The restricted cash was part of net assets acquired as part of the acquisition of Barnes & Noble Education.

Investments in Marketable Securities

Equity Securities. We hold marketable equity investments over which we do not have a controlling interest or significant influence. Our investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations.

At April 30, 2025, our marketable equity securities primarily consisted of mutual funds and corporate common and preferred stocks. Marketable equity investments are reported as Investment-current on the Consolidated Balance Sheets. They are measured using quoted prices in active markets with changes recorded in Interest and other income (expense), net on the Consolidated Statements of Operations.

Debt Securities. Debt securities primarily consist of investments in corporate bonds and U.S. treasury securities and are classified and accounted for as available-for-sale at the time of purchase. We report marketable debt securities as either Investments-current or Investments-noncurrent on our Consolidated Balance Sheets based on each instrument’s underlying contractual maturity date and management's intended holding period.

Unrealized gains on available-for-sale securities are included in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, except for credit-related impairment losses for available-for-sale debt securities. Available-for-sale securities in an unrealized loss position are written down to its fair value with the corresponding charge recorded in Interest and other income (expense), net, on our Consolidated Statements of Operations, if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or we have the intention to sell the security. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in Interest and other income (expense), net in the Consolidated Statements of Operations. At April 30, 2025, we have determined it is more likely than not we will hold the securities until maturity or a recovery of the cost basis for all our available-for-sale debt securities with unrealized loss positions.

We elected to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest, net of the allowance for credit losses (if any), of $0.6 million and $0.4 million, is recorded in Accounts and other receivables on the Consolidated Balance Sheets at April 30, 2025 and December 31, 2023, respectively.

Realized gains and losses from the sales of available-for-sale debt securities are determined based on the specific identification method and are reported in Interest and other income (expense), net in the Consolidated Statements of Operations.

Derivative Financial Instruments

We invest in derivatives that are not designated as hedging instruments and which consist of call and put options. When we sell call or put options, the premium received is reported as Other current liabilities on our Consolidated Balance Sheets. When we purchase put or call options, the premium paid is reported as Investments-current on our Consolidated Balance Sheets. The carrying value of these options is adjusted to the fair value, measured using the practical expedient of the midpoint of the bid-ask spread, at the end of each reporting period until the options expire. Gains and losses recognized from the periodic adjustments to fair value are recognized as Interest and other income (expense), net on our Consolidated Statements of Operations.

Accounts Receivable

Receivables represent customer, private and public institutional and government billings (colleges, universities, and other financial-aid providers), credit/debit card receivables, advances for book buybacks, advertising, and other receivables due within one year. The following summarizes the components of our Accounts receivable, net balance presented on the Consolidated Balance Sheets at April 30, 2025 and December 31, 2023 (in thousands):

	April 30, 2025	December 31, 2023
Immersion
Accounts receivable, net	$2,767	$2,241

Barnes & Noble Education
Trade Accounts, net	54,952	—
Advances for book buybacks	993	—
Credit/debit card receivables	14,991	—
Other receivables	27,139	—
	98,075	—
Total receivables, net	$100,842	$2,241

As of April 30, 2025 and December 31, 2023, the allowance for expected credit losses included on the Consolidated Balance Sheets of Immersion were not material.

The following summarizes the changes to the allowance for expected credit losses related to Barnes & Noble Education’s accounts receivable (in thousands):

Fiscal 2025
Allowance, June 10	$-
Current period provision	4,016
Recoveries	(1,868)
Allowance, April 30	$2,148

Accounts receivable are presented on our Consolidated Balance Sheets net of allowances. An allowance for expected credit losses is determined through an analysis of the aging of accounts receivable and assessments of collectability based on historical trends, the financial condition of our customers and an evaluation of current economic conditions. Barnes & Noble Education will write off uncollectible trade receivables once collection efforts have been exhausted and it will record bad debt expense related to textbook rentals not returned and Barnes & Noble Education is unable to successfully charge the customer. Expense for credit losses on trade receivables is recorded in operating expenses on our Consolidated Statements of Operations.

Concentrations of Credit Risk, Geographic Area, and Significant Customers

Immersion. Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. Deposits held by banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.

We license technology primarily to companies in North America, Europe, and Asia. To reduce credit risk, management performs periodic credit evaluations of the financial conditions of our customers. We periodically evaluate potential credit losses to ensure adequate reserves are maintained, but historically we have not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

Barnes & Noble Education. A significant portion of Barnes & Noble Education’s purchases are from a related-party supplier and accounted for approximately 45% of Barnes & Noble Education’s total purchases for the fiscal year ended April 30, 2025. In accordance with ASC 850 – Related Parties, Barnes & Noble Education discloses this related-party relationship and evaluates all transactions with this supplier to ensure they are conducted on terms comparable to those with unrelated parties. While Barnes & Noble Education actively monitors supplier performance, seeks to diversify its supplier base, and when feasible, pursues alternative sources of supply, a disruption in the supply chain of this supplier could have a material adverse effect on the Barnes & Noble Education’s operations and financial results.

See Note 10. Related-Party Transactions for additional information on related-party transactions.

Merchandise Inventories

Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. The market value of the inventory included in the Barnes & Noble Education segment, which is all purchased finished goods, is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. Reserves for non-returnable inventory represent write downs that reduce the cost basis of the asset. These write downs are based on Barnes & Noble Education’s history of liquidating non-returnable inventory, which includes certain assumptions, including markdowns and inventory aging.

Cost is determined primarily by the retail inventory method for Barnes & Noble Education’s retail business. Barnes & Noble Education’s textbook and trade-book inventories, for retail and wholesale, are valued using the LIFO method and the related reserve was not material to the recorded amount of Barnes & Noble Education’s inventories. For the fiscal year ended April 30, 2025, the Company recorded a LIFO adjustment in the amount of $6.4 million.

For physical bookstores, Barnes & Noble Education also estimates and accrues shortages for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.

The physical bookstores fulfillment order is directed first to Barnes & Noble Education’s wholesale operations before other sources of inventory are utilized. The products that Barnes & Noble Education sells originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers.

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

Cloud Computing Arrangements

Implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract are amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. Implementation costs are included in Prepaid expenses and other assets in the Consolidated Balance Sheet and amortized to Selling and administrative expense in the Consolidated Statements of Operations. At April 30, 2025, implementation costs incurred in cloud computing arrangements reflected in Prepaid and other assets in the Consolidated Balance Sheet were $5.5 million and amortization of implementation costs in Selling and administrative expense in the Consolidated Statement of Operations was $2.5 million for the period from June 10, 2024 to April 30, 2025.

Property and Equipment, net

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. For the fiscal year ended April 30, 2025 and calendar year ended December 31, 2023, depreciation expense of $32.0 million and $0.1 million, respectively, was included in the Consolidated Statement of Operations.

The components of Property and equipment, net are as follows (in thousands):

	Useful Life	As of April 30, 2025	As of December 31, 2023
Property and equipment
Leasehold improvements	(a)	$33,483	$441
Machinery, equipment, and display fixtures	2-6 years	46,552	14
Computer hardware and capitalized software	(b)	33,184	343
Office furniture and others	3-7 years	13,406	195
Construction in progress		1,698	22
Total property and equipment		128,323	1,015
Less: Accumulated depreciation and amortization		(32,508)	(804)
Total property and equipment, net		$95,815	$211

(a)
Leasehold improvements are capitalized and depreciated over the shorter of the lease term or the useful life of the improvements, from 2 to 15 years.
(b)
System costs are capitalized and amortized over their estimated useful lives, from the date the systems become operational. Purchased software is generally amortized over a period of between 3 - 5 years.

Leases

Operating leases are accounted for as right-of-use (“ROU”) assets and lease liability obligations in the Consolidated Balance Sheets. ROU assets and lease liabilities are recognized at lease commencement date (or business combination date, as applicable) based on the present value of lease payments over the lease term. Barnes & Noble Education elected to combine lease and non-lease components and account for them as a single lease component. As Barnes & Noble Education’s leases typically do not provide an implicit rate, Barnes & Noble Education estimates its incremental borrowing rate based on the information available at the commencement date (or business combination date, as applicable) in determining the present value of lease payments. ROU assets also include any lease payments made and exclude lease incentives and direct costs. Barnes & Noble Education elected to not present leases with an initial term of 12 months or less on Barnes & Noble Education’s Consolidated Balance Sheets. Variable lease payments primarily include rent payments based on percentages of sales generated, as specified in Barnes & Noble Education’s college and university contracts, reimbursements of costs incurred by lessors for common area maintenance and utilities and are expensed as incurred and are not included within the ROU asset and lease liability calculation, except to the extent of the Next Year MAG (defined below) for which Barnes & Noble Education recognizes lease expense for contracts with fixed lease payments on a straight-line basis over the contractual term. Barnes & Noble Education recognizes variable lease payments as incurred. Barnes & Noble Education recognizes lease expense related to its college and university contracts as cost of sales in the Consolidated Statements of Operations and recognizes lease expense related to its various office spaces as selling and administrative expenses in the Consolidated Statements of Operations. See Note 7. Leases for additional information.

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

Patent Defense Costs

Costs associated with patent applications, patent prosecution, patent defense and the maintenance of patents are charged to expense as incurred and included in Selling and administrative expenses on the Consolidated Statements of Operations for the fiscal year ended April 30, 2025.

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

Selling and Administrative Expenses

Immersion’s selling and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation, legal and other professional fees, external legal costs for patents, office expense, travel, and facilities costs.

Barnes & Noble Education’s selling and administrative expenses consist primarily of employee payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, finance, and accounting.

Stock-based Compensation

We recognize stock-based compensation cost for shares, net of estimated forfeiture over the requisite service period of the award, which is the vesting period. We use the Black-Scholes Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. For awards with market conditions, we use a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return. In addition, judgment is also required in estimating the number of stock-based awards that are expected to be forfeited. Forfeitures are estimated based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Barnes & Noble Education has granted stock-based compensation in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan (the “Barnes & Noble Education Equity Incentive Plan”). The types of equity awards that can be granted under the Barnes & Noble Education Equity Incentive Plan include options, restricted stock, restricted stock units, performance shares, performance share units, and phantom share units.

See Note 12. Stock-Based Compensation for additional information.

Advertising Costs

The costs of advertising are expensed as incurred during the year pursuant to ASC No. 720-35, Advertising Costs. Advertising costs of $4.7 million were included in Selling and administrative expenses on the Consolidated Statement of Operations for the period from June 10, 2024 to April 30, 2025.

Recently Adopted Accounting Pronouncements

In November 2023, FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the fiscal year disclosure requirements for this ASU beginning May 1, 2024, and will adopt interim period disclosure requirements beginning May 1, 2025.The impact of the adoption did not have a material impact on our consolidated financial statements.

See Note 4. Segment Information for additional information.

Recent Accounting Pronouncements Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes and simplifies the accounting for software development costs by establishing a single capitalization framework for all internally developed or acquired software, regardless of whether the software is intended for internal use, to be sold, or to be used in delivering products and services. The new guidance retains the concept of project stages but eliminates the historical distinction between internal-use software and software to be sold or marketed. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The guidance is required to be applied prospectively, with optional retrospective or modified retrospective transition methods. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07 (“ASU 2025-07”), Derivatives and Hedging (Topic 815) ("Topic 815") and "Revenue from Contracts with Customers (Topic 606)." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company plans to adopt the ASU during the fiscal quarter ending November 2, 2025. See Note 8. Derivative for discussion on the impact of the adoption.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual and interim periods beginning after December 15, 2026 (our 2028 fiscal year), with early adoption permitted. We are currently assessing this guidance and determining the impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance will be effective for the fiscal year beginning May 1, 2025. The guidance does not affect recognition or measurement in our consolidated financial statements. We are evaluating the impact of this ASU on our consolidated financial statements.

3. BUSINESS COMBINATION

On June 10, 2024 (“Closing Date”), the Transactions (defined below) were consummated pursuant to the terms of the Purchase Agreement among Barnes & Noble Education and the Purchasers (as defined in the Purchase Agreement), following Barnes & Noble Education’s receipt of the requisite approval of its stockholders at a special meeting of its stockholders held on June 5, 2024. The following is presented on a post-reverse stock split basis, which is defined as a reverse stock split of Barnes & Noble Education’s outstanding shares of common stock at a ratio of 1-for-100, effective at June 11, 2024.

Pursuant to the terms of the Purchase Agreement, Barnes & Noble Education conducted a rights offering (the “Rights Offering”), whereby Barnes & Noble Education distributed at no charge to the holders of its common stock (“BNED Common Stock”) non-transferable subscription rights (“Rights”) to purchase up to an aggregate of 9,000,000 new shares of BNED Common Stock (the “Offered Shares”) at a subscription price of $5.00 per share (the “Subscription Price”). On the Closing Date, Barnes & Noble Education issued the Offered Shares, including approximately $10 million of Offered Shares purchased by Toro 18 Holdings LLC, a wholly-owned subsidiary of Immersion, (“Investor”) pursuant to the Backstop Commitment (as defined in the Purchase Agreement). Pursuant to the Backstop Commitment, Immersion through Investor, purchased 2,006,701 shares of BNED Common Stock. Barnes & Noble Education reimbursed Immersion, through Investor, for reasonable legal and other expenses in connection with the Transactions in the amount of $2.5 million. Barnes & Noble Education also paid an amount equal to $2.5 million to Immersion, through Investor, as payment in consideration for its Backstop Commitment.

In addition to the Rights Offering, Immersion, through Investor, purchased from Barnes & Noble Education an aggregate of 9,000,000 new shares of BNED Common Stock at the Subscription Price for a purchase price of $45 million (the “PIPE Transaction”, and together with the Rights Offering, the “Transactions”).

As a result of the Transactions, we acquired 42% of all outstanding common shares of Barnes & Noble Education, as well as control over Barnes & Noble Education through five Immersion-appointed board seats. The total cash consideration transferred was approximately $50.1 million after the $2.5 million Backstop Commitment and $2.5 million in transaction costs, incurred by Immersion but reimbursed by Barnes & Noble Education. For the fiscal year ended April 30, 2025, Immersion incurred costs related to this acquisition of $1.2 million, inclusive of the expenses reimbursed by Barnes & Noble Education, that were expensed as incurred and recorded in Selling and administrative expenses in the accompanying Consolidated Statement of Operations. The acquisition aims to expand Immersion's offerings, increase its customer reach, and diversify into the education sector.

The fair value of the noncontrolling interest of $203.7 million on the Closing Date was calculated using the acquisition-date fair value of $13.40 per share multiplied by the number of noncontrolling interest shares.

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. The purchase price allocation was finalized during the measurement period and amounts presented below are final measurement period adjustments were recorded during the fiscal year ended April 30, 2025. See Note 8. Goodwill and Intangible Assets for additional information. The results of the purchase price allocation below are presented, inclusive of the Restatement adjustments. For the impacts of the Restatement on the preliminary purchase price allocation, see Note 20. Restatement of Quarterly Financial Information (Unaudited).

The following table presents the final purchase price allocation for the acquisition (in thousands):

Final Purchase Price Allocation
Assets acquired
Cash and cash equivalents	$14,736
Accounts receivable	115,320
Merchandise inventories	336,741
Textbook rental inventories	5,158
Prepaid expenses and other current assets (including $4.8 million in restricted cash)	26,969
Property and equipment	118,818
Operating lease right-of-use assets	186,180
Intangible assets	95,000
Other assets noncurrent (including $1.0 million in restricted cash)	11,796
Total assets acquired	$910,718
Liabilities assumed
Accounts payable	279,456
Accrued liabilities	98,974
Deferred revenue - current	7,651
Operating lease liabilities - current	76,677
Deferred income taxes – noncurrent	4,790
Operating lease liabilities - noncurrent	141,501
Deferred revenue - noncurrent	3,393
Other long-term liabilities	12,413
Long-term borrowings	101,235
Total liabilities assumed	$726,090
Net assets acquired	$184,628

Total consideration transferred	$50,133
Less: Net assets acquired	(184,628)
Plus: Noncontrolling interest	203,657
Goodwill	$69,162

Identifiable intangible assets acquired were comprised of the following (in thousands except for estimated life):

	Amount	Estimated Life
Trade name	$45,000	Indefinite
Customer relationships	50,000	13 years
Total intangible assets	$95,000

Trade name represents Barnes & Noble Education’s right to its trade name on a perpetual, royalty-free basis as it existed on the Closing Date. Customer relationships consist of distinct values associated with Barnes & Noble Education’s large operating footprint with direct access to students and faculty across a diverse customer base.

We used the assistance of a third-party firm to estimate the fair value of the intangible assets acquired. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The key assumptions used to estimate the values of identifiable intangible assets include management’s estimates of future revenue, adjusted for growth; EBITDA margins; royalty rate; attrition based on historical data; and management's forward-looking expectations. These cash flows were discounted at a rate of 21%, which reflects our cost of equity. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flow.

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

We acquired a deferred tax liability of $4.8 million, recorded under Deferred income taxes – noncurrent, as part of this business combination.

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

The acquired entity’s results of operations were included in our Consolidated Financial Statements from the date of acquisition, June 10, 2024. For the fiscal year ended April 30, 2025, Barnes & Noble Education contributed net revenue of $1.5 billion and net income (loss) of $49.1 million, which are both reflected in the accompanying Consolidated Statement of Operations.

The following unaudited pro forma combined financial information gives effect to the acquisition of Barnes & Noble Education as if it was consummated on January 1, 2023 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets and other adjustments that were not material.

This unaudited data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on January 1, 2023. It should not be taken as representative of future results of operations of the combined company.

The following presents the unaudited pro forma combined financial information (in thousands):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Revenues	$1,684,243	$562,642	$1,588,360
Net Income (Loss)	(14,551)	(24,192)	(57,043)

4. SEGMENT INFORMATION

Following the closing of the Transactions with Barnes & Noble Education, the Company operates as two operating and reporting segments, Immersion and Barnes & Noble Education. We identify these segments based on the distinct business activities of each company as they are managed separately.

Our Chief Executive Officer, as the Company’s Chief Operating Decision Maker, uses Operating income (loss) as the profitability metric for the purposes of making decisions related to the allocation of resources to each segment and assessing performance of each segment.

Due to the nonhomogeneous operations of Immersion and Barnes & Noble Education, the Company’s Consolidated Balance Sheets and Consolidated Statement of Operations for the fiscal year ended April 30, 2025, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities, and operations of Barnes & Noble Education’s business. Our Consolidated Statements of Operations includes each segment’s significant segment expenses. Summarized financial information for our reportable segments is reported below (in thousands):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Revenues:
Immersion	$74,073	$45,782	$33,919
Barnes & Noble Education	1,481,803	—	—
Total revenues	1,555,876	45,782	33,919

Cost of sales (excludes depreciation and amortization expense):
Barnes & Noble Education	1,124,175	—	—
Operating expenses:
Immersion
Selling and administrative expenses	25,757	29,749	15,992
Barnes & Noble Education
Selling and administrative expenses	252,754	—	—
Depreciation and amortization expense	35,274	—	—
Other	(104)	—	—
	287,924	—	—
Total operating expenses	313,681	29,749	15,992
Operating income (loss)
Immersion	48,316	16,033	17,927
Barnes & Noble Education	69,704	—	—
Operating income (loss)	$118,020	$16,033	$17,927

The reconciliation between segment operating income (loss) and income (loss) before income taxes is included within our Consolidated Statements of Operations.

Geographically, Immersion’s revenues have historically been concentrated in Asia, primarily in Japan and Korea. The geographic distribution of revenues for Asia, Europe, and North America for the fiscal year ended April 30, 2025, represented 87%, 8%, and 5%, respectively, of our total revenue as compared to 14%, 1%, and 85%, respectively, for the four months ended April 30, 2024, and 74%, 17%, and 9%, respectively, for the calendar year ended December 31, 2023. The geographic distribution of revenues during the four months ended April 30, 2024 was concentrated in North America due to signing a one-time perpetual license agreement. Barnes & Noble Education’s revenues are derived in the U.S.

The following table is a summary of Property and Equipment Additions and Total Assets by reportable segment (in thousands):

	Fiscal Year Ended April 30, 2025	Calendar Year Ended December 31, 2023
Property and Equipment Additions
Immersion	$7	$—
Barnes & Noble Education	11,230	—
Total property and equipment additions	$11,237	$—

Total Assets
Immersion	$213,980	$215,731
Barnes & Noble Education	888,293	—
Total assets	$1,102,273	$215,731

As of April 30, 2025, 92% and 8% of Immersion’s long-lived assets were located in Canada and the U.S., respectively, and Barnes & Noble Education’s long-lived assets were located in the U.S. As of December 31, 2023, 96%, 2% and 2% of Immersion’s long-lived assets were located in Canada, the U.S., and the rest of the world, respectively.

5. REVENUE

Immersion

Disaggregated Revenue

The following presents the disaggregation of Immersion’s revenue for the periods ended (in thousands):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Fixed fee license revenue	$62,519	$39,131	$5,421
Per-unit royalty revenue	11,554	6,651	28,498
Total royalty and license revenue	$74,073	$45,782	$33,919

Contract Assets

At April 30, 2025, we had contract assets of $7.8 million included within Prepaid expenses and other current assets and $27.4 million within Other assets - noncurrent on the Consolidated Balance Sheets. At December 31, 2023, we had contract assets of $7.7 million included within Prepaid expenses and other current assets and $0.1 million included within Other assets - noncurrent on the Consolidated Balance Sheets.

Contract assets increased by $28.5 million for the fiscal year ended April 30, 2025, primarily due to an increase in unbilled revenue related to the new contracts we entered into during the fiscal year ended April 30, 2025. Contract assets decreased by $1.2 million from January 1, 2024 to April 30, 2024, primarily due to actual royalties billed during the four months ended April 30, 2024. Contract assets decreased by $0.7 million for the calendar year ended December 31, 2023, primarily due to actual royalties billed during the calendar year ended December 31, 2023.

Deferred Revenue

The following table presents changes in deferred revenue associated with Immersion’s contract liabilities (in thousands):

	April 30, 2025	April 30, 2024	December 31, 2023
Deferred revenue beginning of the period	$20,472	$12,629	$17,395
Additions to deferred revenue during the period	882	9,437	—
Reductions to deferred revenue for revenue recognized during the period	(12,626)	(1,594)	(4,766)
Deferred revenue balance end of the period	$8,728	$20,472	$12,629

Revenue recognized during the fiscal year ended April 30, 2025, four months ended April 30, 2024, and calendar year ended December 31, 2023 that was included in the deferred revenue balance at the beginning of the period was $12.5 million, $1.6 million, and $4.8 million, respectively.

Based on contracts signed and payments received at April 30, 2025, we expect to recognize $8.7 million in revenue under our fixed fee license agreements, which are satisfied over time, including $8.1 million over one to three years, and $0.6 million over more than three years.

Barnes & Noble Education

Revenue from sales of Barnes & Noble Education’s products and services is recognized either at the point in time when control of the products is transferred to its customers or over time as services are provided in an amount that reflects the consideration Barnes & Noble Education expects to be entitled to in exchange for the products or services.

Disaggregated Revenue

The following table disaggregated the revenue associated with Barnes & Noble Education’s major products and service offerings (in thousands):

From June 10, 2024 to April 30, 2025
Course material product sales	$937,235
General merchandise product sales (a)	325,298
Services and other revenue (b)	79,904
Total product and other revenue	1,342,437
Course materials rental income	139,366
Total revenue	$1,481,803

(a)
Logo general merchandise sales are recognized on a net basis as commission revenue in the consolidated financial statements.
(b)
Service and other revenue primarily relates to brand marketing programs and other service revenues.

Contract Assets and Contract Liabilities

Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0.6 million for May 3, 2025 on Barnes & Noble Education’s Consolidated Balance Sheet.

Contract liabilities represent an obligation to transfer goods or services to a customer for which we have received consideration and consists of our deferred revenue liability (deferred revenue). Deferred revenue consists of the following:

•
advanced payments from customers related to textbook rental performance obligations, which are recognized ratably over the terms of the related rental period;
•
unsatisfied performance obligations associated with partnership marketing services, which are recognized when the contracted services are provided to our partnership marketing customers; and
•
unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the merchandising contracts for Fanatics and Lids., respectively.

Deferred Revenue

The following table presents changes in deferred revenue associated with Barnes & Noble Education's contract liabilities (in thousands):

From June 10, 2024 to April 30, 2025
Deferred revenue as of the acquisition date	$11,044
Additions to deferred revenue during the period	173,969
Reductions to deferred revenue for revenue recognized during the period	(171,447)
Deferred revenue balance at the end of period	$13,566

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Immersion invests surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal. The following summarizes our investments in marketable-equity and debt securities as of April 30, 2025 and December 31, 2023 (in thousands):

	April 30, 2025	December 31, 2023
Investments - current
Marketable-equity securities	$55,784	$62,978
U.S. treasury securities	33,005	41,313
Total Investments - current	$88,789	$104,291

	April 30, 2025	December 31, 2023
Investments - noncurrent
U.S. treasury securities	$-	$13,653
Corporate bonds	13,880	19,697
Total Investments - noncurrent	$13,880	$33,350

Marketable Securities

Marketable securities consisted of the following as of April 30, 2025 and December 31, 2023 (in thousands):

	April 30, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable-equity securities
Equity securities	$63,677	$6,892	$(14,785)	$55,784
Marketable-debt securities
U.S. treasury securities	32,674	331	—	33,005
Corporate bonds	13,802	147	(69)	13,880
Total marketable-debt securities	46,476	478	(69)	46,885
Total marketable securities	$110,153	$7,370	$(14,854)	$102,669

	December 31, 2023
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable-equity securities
Equity securities	$59,228	$7,896	$(4,146)	$62,978
Marketable-debt securities
U.S. treasury securities	53,662	1,307	(3)	54,966
Corporate bonds	19,422	472	(197)	19,697
Total marketable-debt securities	73,084	1,779	(200)	74,663
Total marketable securities	$132,312	$9,675	$(4,346)	$137,641

The following summarizes Immersion’s amortized costs and fair value of our marketable debt securities, by contractual maturity, as of April 30, 2025 (in thousands):

	April 30, 2025
	Amortized Cost	Fair Value
Less than 1 year	$32,674	$33,005
1 to 5 years	13,802	13,880
More than 5 years	—	—
Total	$46,476	$46,885

As of April 30, 2025, the fair value of corporate bonds with unrealized loss positions was $10.6 million, with an aggregated loss of $0.1 million. There were no U.S. treasury securities with an unrealized loss position at April 30, 2025. As of December 31, 2023, the fair value of available-for-sale debt securities in unrealized loss position for corporate bonds and U.S. treasury securities were $7.1 million and $2.7 million, respectively, with an aggregated loss of $0.2 million. For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. We had no reserve for credit losses or credit-related impairment loss at April 30, 2025 and December 31, 2023.

Derivative Financial Instruments

Immersion’s derivative instruments consisted of call and put options sold at their fair value at the balance sheet date. These derivative instruments are reported as Other current liabilities on our Consolidated Balance Sheets as of April 30, 2025 and December 31, 2023 (in thousands):

	April 30, 2025
	Cost	Unrealized Gains (Losses)	Fair Value
Derivative instruments	$6,045	$3,709	$9,754
Total	$6,045	$3,709	$9,754

	December 31, 2023
	Cost	Unrealized Gains (Losses)	Fair Value
Derivative instruments	$8,797	$(867)	$7,930
Total	$8,797	$(867)	$7,930

The following summarizes the realized and unrealized gains and losses from Immersion’s equity securities and derivative instruments and realized gains and losses from our marketable-debt securities for the following periods (in thousands):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Net unrealized gains (losses) recognized on marketable-equity securities	$(7,744)	$(3,899)	$9,952
Net realized gains recognized on marketable-equity securities	6,538	6,778	1,901
Net unrealized gains (losses) recognized on derivative instruments	(6,204)	468	1,426
Net realized gains recognized on derivative instruments	10,192	1,627	3,219
Net realized gains recognized on marketable-debt securities	2,604	338	300
Total net gains recognized in interest and other income (loss), net	$5,386	$5,312	$16,798

Fair Value Measurements

The fair value of certain financial instruments including Cash and cash equivalents; Accounts receivable, net; Accounts payable; and Accrued liabilities approximate their carrying value due to their short-term nature and are classified within Level 1. The fair value of our Long-term borrowings approximates its carrying value and is classified as Level 2, as it is estimated using observable market inputs such as current interest rates and credit spreads for similar instruments.

Our financial instruments measured at fair value on a recurring basis consisted of U.S. treasury securities, equity securities, corporate bonds, and derivatives. Equity securities and certain derivative instruments are classified within Level 1 of the fair value hierarchy as they are valued based on quoted market price in an active market. U.S. treasury securities, corporate bonds, and certain derivative instruments are valued based on quoted prices in markets that are less active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency are generally classified within Level 2 of the fair value hierarchy.

Financial instruments valued based on unobservable inputs, which reflect the reporting entity’s own assumptions or data that market participants would use in valuing an instrument, are generally classified within Level 3 of the fair value hierarchy.

We did not hold Level 3 financial instruments at December 31, 2023. See Note 9. Participation Interest Purchase Agreement for fair value information about Barnes & Noble Education’s derivative instrument held as of April 30, 2025 that is fair valued using Level 3 inputs.

Non-Financial Assets and Liabilities Fair Value Measurements

Our non-financial assets include property and equipment, operating lease right-of-use assets, and intangible assets. Such assets are reported at their carrying values and are not subject to recurring fair value measurements. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Barnes & Noble Education granted phantom share units as long-term incentive awards that are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. At April 30, 2025 a liability was recorded, which is not material to the balance sheet (Level 2 input) and is reflected in Accrued liabilities on the Consolidated Balance Sheet. See Note 12. Long-Term Incentive Compensation Expense for additional information.

Immersion’s financial instruments measured at fair value, on a recurring basis, at April 30, 2025 and December 31, 2023, are classified based on the valuation technique below (in thousands):

	April 30, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (within cash and cash equivalents)	$59,747	$—	$—	$59,747
U.S. treasury securities	—	33,005	—	33,005
Equity securities	55,784	—	—	55,784
Corporate bonds	3,272	10,608	—	13,880
Total assets at fair value	$118,803	$43,613	$—	$162,416

Liabilities
Derivative instruments	$6,456	$3,298	$—	$9,754
Total liabilities at fair value	$6,456	$3,298	$—	$9,754

	December 31, 2023
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (within cash and cash equivalents)	$41,231	$—	$—	$41,231
U.S. treasury securities	54,966	—	—	54,966
Equity securities	62,977	—	—	62,977
Corporate bonds	—	19,697	—	19,697
Total assets at fair value	$159,174	$19,697	$—	$178,871

Liabilities
Derivative instruments	$—	$7,930	$—	$7,930
Total liabilities at fair value	$—	$7,930	$—	$7,930

7. LEASES

Immersion

For the fiscal year ended April 30, 2025, four months ended April 30, 2024, and calendar year ended December 31, 2023, Immersion’s leases and related activity were not material.

Barnes & Noble Education

Barnes & Noble Education recognizes lease assets and lease liabilities on the Consolidated Balance Sheets for substantially all lease arrangements based on the present value of future lease payments as required by ASC Topic 842, Leases. Barnes & Noble Education’s portfolio of leases consists of operating leases comprised of operating agreements which grant us the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. We have one immaterial finance lease and no short-term leases (i.e., those with a term of twelve months or less).

Barnes & Noble Education recognize a right of use (“ROU”) asset and lease liability in the Consolidated Balance Sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability when it is reasonably certain that such options will be exercised.

Barnes & Noble Education lease terms generally range from one year to fifteen years, and a number of agreements contain minimum annual guarantees, many of which are adjusted at the start of each contract year based on the actual sales activity of the leased premises for the most recently completed contract year.

Payment terms are based on the fixed rates explicit in the lease, including minimum annual guarantees, and/or variable rates based on: (i) a percentage of revenues or sales arising at the relevant premises (“variable commissions”), and/or (ii) operating expenses, such as common area charges, real estate taxes and insurance. For contracts with fixed lease payments, including those with minimum annual guarantees, Barnes & Noble Education recognize lease expense on a straight-line basis over the lease term. For variable commissions, Barnes & Noble Education recognize lease expense as incurred. Barnes & Noble Education lease agreements do not contain any material residual value guarantees, material restrictions or covenants.

Barnes & Noble Education use an estimated incremental borrowing rate to determine the present value of fixed lease payments based on the information available at the lease commencement date, if the rate implicit in the lease is not readily determinable. Barnes & Noble Education utilizes an estimated collateralized incremental borrowing rate as of the effective date or the commencement date of the lease, whichever is later.

The following summarizes lease expense (in thousands):

From June 10, 2024 to April 30, 2025
Operating lease costs	$60,179
Variable lease costs	59,650
Short-term lease costs	16,970
Total lease costs	$136,799

The following summarizes Barnes & Noble Education’s minimum fixed lease obligations, excluding variable commissions, at (in thousands):

Operating lease liabilities
Fiscal 2026	$70,036
Fiscal 2027	35,395
Fiscal 2028	29,438
Fiscal 2029	26,053
Fiscal 2030	19,577
Thereafter	18,457
Total lease payments	198,956
Less: imputed interest	(29,067)
Operating lease liabilities at period end	$169,889

Future lease payment obligations related to leases that were entered into, but did not commence at April 30, 2025, were not material.

The following is additional information related to Barnes & Noble Education’s operating leases as of (in thousands except weighted-average information):

April 30, 2025
Weighted average remaining lease term (in years)	4.7
Weighted average discount rate	6.7%
Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$110,853
ROU assets obtained in exchange for lease liabilities from initial recognition	19,977

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

We recognized $69.2 million in goodwill as the result of the business combination with Barnes & Noble Education on June 10, 2024. There was no goodwill as of December 31, 2023.

Intangible Assets, net

The following summarizes our intangible assets, excluding goodwill, recorded as intangible assets on our Consolidated Balance Sheets as of April 30, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (Years)
Trade name	$45,000	N/A	$45,000	Indefinite
Customer relationships	50,000	(3,419)	46,581	12.2
Total	$95,000	$(3,419)	$91,581

Amortization of finite-lived intangible assets is computed using the straight-line method over their estimated useful lives. Trade name is determined to have an indefinite useful life and is not subject to amortization. Amortization expense was $3.4 million for the fiscal year ended April 30, 2025.

Estimated amortization expense of the intangible assets to be recognized by the Company are (in thousands):

Fiscal Year Ended April 30,
2026	$3,846
2027	3,846
2028	3,846
2029	3,846
2030	3,846
Thereafter	27,351
Total	$46,581

9. PARTICIPATION INTEREST PURCHASE AGREEMENT

Participation Interest Purchase Agreement

During April 2025, Barnes & Noble Education entered into a Participation Interest Purchase Agreement (the “Participation Agreement”) with Jefferies Leveraged Credit Products LLC (“Jefferies”), under which Jefferies paid Barnes & Noble Education $12.6 million in exchange for a participation interest in the proceeds of a specified litigation claim. The Participation Agreement is presented in Other long-term liabilities on the Consolidated Balance Sheet as of April 30, 2025.

The Participation Agreement is non-recourse to the Barnes & Noble Education with respect to financial risk; Jefferies’ entitlement to payment is limited to proceeds, if any, received from the litigation. However, Barnes & Noble Education has continuing contractual obligations under the Participation Agreement, including remaining the plaintiff of record, cooperating with Jefferies and its counsel, providing access to litigation-related documents, and following directions regarding the settlement of monetary damages. These obligations are necessary to preserve Jefferies’ entitlement and avoid any clawback.

Barnes & Noble Education management evaluated the Participation Agreement under ASC 815, Derivatives and Hedging, ASC 470, Debt-Overall, and ASU 2025-07, Scope Application of Derivative Guidance to Litigation Funding and Similar Arrangements. Prior to adoption of ASU 2025-07, the Participation Agreement was concluded to meet the definition of a derivative under ASC 815 because its value is derived from the outcome of the litigation, it required no significant initial investment other than the participation amount, and it could be settled based on net proceeds.

Accordingly, the Participation Agreement was accounted for as a derivative liability, measured at fair value with subsequent changes recognized in earnings. ASU 2025-07 has not yet been adopted. The derivative liability is classified within Level 3 of the fair value hierarchy under ASC 820, as valuation is based on significant unobservable inputs, including Barnes & Noble Education management’s assessment of the underlying litigation's outcome and timing of potential settlement proceeds. At inception, the fair value of the derivative liability approximated the transaction price of $12.6 million, which represented an orderly, arm’s-length exchange between market participants. The fair value will continue to be measured on a recurring basis using unobservable inputs consistent with Level 3 classification. As of April 30, 2025, the fair value of the derivative liability remained substantially unchanged from the initial recognition amount of $12.6 million, and any mark-to-market adjustments recognized through year-end were inconsequential.

Upon adoption of ASU 2025-07, which provides a scope exception from derivative accounting for litigation funding and similar arrangements that do not create or modify debt, the Participation Agreement no longer meets the definition of a derivative under ASC 815. Under the new guidance, the Participation Agreement is accounted for under ASC 470 - Debt as deferred income, as the arrangement does not create a debt obligation of Barnes & Noble Education. The deferred income is recognized in earnings when the related litigation is resolved and any proceeds are distributed.

Subsequent to its fiscal year end, Barnes & Noble Education early adopted ASU 2025-07 using a modified retrospective approach, under which the previously recognized derivative liability was reclassified to deferred income and an immaterial cumulative effect adjustment was recorded to retained earnings.

10. DEBT

The following summarizes Barnes & Noble Education’s outstanding borrowings at April 30, 2025 (in thousands):

	Maturity Date	April 30, 2025
Restated ABL Facility	June 9, 2028	$103,098

Balance Sheet Classification:
Short-term borrowings		$—
Long-term borrowings		103,098
Total Long-term borrowings		$103,098

Restated ABL Credit Facility

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

Interest under the Restated ABL Facility accrues, at the election of Barnes & Noble Education, either (x) based on the Secured Overnight Financing Rate (“SOFR”), which is subject to a floor of 2.5% per annum, plus a spread of 3.5% per annum or (y) at an alternate base rate, which is subject to a floor of 3.5% per annum, plus a spread of 2.5% per annum, provided that, in the event Barnes & Noble Education meets certain financial metrics for a consecutive six-month period beginning and ending after the one-year anniversary of the Closing Date, the foregoing spreads shall be reduced by 0.25% per annum. During the period from June 10, 2024 to April 30, 2025, Barnes & Noble Education incurred $14.3 million of interest expense.

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

As a result of the Investigation and related restatement process discussed in Note 2, Barnes & Noble Education was unable to deliver its fiscal 2025 annual financial statements, as well as its first and second quarter fiscal 2026 financial statements, by the dates originally required under the Credit Facility. The lenders provided several waivers to extend the reporting deadlines and waive certain related representations and warranties that may have been impacted by the Investigation and related restatement of Barnes & Noble Education’s previously issued financial statements. Total waiver fees incurred by Barnes & Noble Education subsequent to April 30, 2025, were $1.0 million.

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

At April 30, 2025, and through the date of this filing, Barnes & Noble Education was in compliance with all debt covenants under the Restated ABL Facility.

During the period from June 10, 2024 to April 30, 2025, Barnes & Noble Education borrowed $836.2 million and repaid $834.3 million under the Restated ABL Facility, with $103.1 million of outstanding borrowings under the Restated ABL Facility at April 30, 2025. At April 30, 2025, Barnes & Noble Education issued $0.6 million in letters of credit under the Restated ABL Facility.

11. RELATED-PARTY TRANSACTIONS

TopLids LendCo, LLC (“TopLids”) and VitalSource Technologies, Inc. (“VitalSource”)

In December 2020, Barnes & Noble Education entered into the Fanatics and Lids (F/L) Relationship to execute a merchandising agreement with F/L which included a strategic equity investment in Barnes & Noble Education by Fanatics, Inc. and Lids Holdings, Inc., jointly as TopLids. Barnes & Noble Education has contracted with Vital Fundco, LLC (a subsidiary of VitalSource) to provide digitally formatted courseware, from all major publishers. On June 7, 2022, Barnes & Noble Education entered into a Term Loan Credit Agreement with TopLids. and VitalSource. On June 10, 2024, Barnes & Noble Education completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage Barnes & Noble Education’s Consolidated Balance Sheet. TopLids and VitalSource own approximately 5% and more than 5% of BNED Common Stock outstanding following the closing of the Transactions, respectively. Total commission revenue from the F/L Relationship was $104.0 million for the period from June 10, 2024 to April 30,2025. Total receivables from Fanatics was $1.2 million at April 30, 2025. Total purchases from VitalSource were $398.6 million for the fiscal year ended April 30, 2025. Total accounts payable to VitalSource was $38.5 million at April 30, 2025.

12. STOCK-BASED COMPENSATION

Immersion

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

The following table summarizes our equity incentive program at April 30, 2025 (in thousands):

Common stock shares available for grant	2,236
RSUs outstanding	1,125

Restricted Stock Units

The following summarizes RSU activities for the year ended April 30, 2025:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at April 30, 2024	1,129	$6.53	1.09
Granted	724	9.08
Vested	(711)	6.38
Forfeited	(17)	7.72
Outstanding at April 30, 2025	1,125	$8.24	1.30

During the fiscal year ended April 30, 2025, the fair value of RSU awards that vested was $6.0 million.

Restricted Stock Awards

The following summarizes RSA activities for the fiscal year ended April 30, 2025:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at April 30, 2024	86	$7.25	1.00
Granted	—	—
Vested	(86)	7.25
Forfeited	—	—
Outstanding at April 30, 2025	—	$—	—

During the fiscal year ended April 30, 2025, the fair value of RSA awards that vested was $627 thousand.

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

The following table summarizes PSU activities for the fiscal year ended April 30, 2025:

	Number of Market-Condition Based Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Recognition Period (Years)
Outstanding at April 30, 2024	400	$3.63	0.42
Granted	—	—
Vested	(400)	3.63
Forfeited	—	—
Outstanding at April 30, 2025	—	$—	—

During the fiscal year ended April 30, 2025, the fair value of PSU awards that vested was $3.8 million.

Employee Stock Purchase Plan

Under the 1999 Employee Stock Purchase Plan (“ESPP”), eligible employees could purchase common stock through payroll deductions at a purchase price of 85% of the lower of the fair market value of our common stock at the beginning of the offering period or the purchase date. Participants could not purchase more than 2,000 shares in a six-month offering period or purchase stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period. A total of 1.0 million shares of common stock were reserved for issuance under the ESPP. For the calendar year ended December 31, 2023, 1,298 shares were purchased under the ESPP. Effective February 1, 2023, our ESPP was discontinued, and 193,134 shares expired following the ESPP termination.

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

The following table summarizes the stock-based compensation related to all of our stock-based awards and ESPP for the following periods (in thousands):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Stock options	$—	$(2)	$(30)
RSUs, RSAs, and PSUs	7,714	1,602	3,425
Total	$7,714	$1,600	$3,395

Selling and administrative expenses	$7,714	$1,600	$3,395
Total	$7,714	$1,600	$3,395

At April 30, 2025, there was $3.6 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs, and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Barnes & Noble Education

Barnes & Noble Education has reserved 2,179,093 shares of its common stock for future grants in accordance with the Barnes & Noble Education Equity Incentive Plan. Types of equity awards that can be granted under the Barnes & Noble Education Equity Incentive Plan include options, restricted stock (“RS”), RSUs, performance shares (“PS”), PSUs, and phantom share units.

We recognize compensation expense for restricted stock awards and performance share awards ratably over the requisite service period of the award, which is generally three years. We recognize compensation expense for these awards based on the number of awards expected to vest, which includes an estimated average forfeiture rate. We calculate the fair value of these awards based on the closing stock price on the date the award was granted. For those awards with market conditions, we have determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the requisite service period regardless of whether the market condition is satisfied.

Phantom Shares

Phantom share units (or “phantom shares”) were granted to Barnes & Noble Education employees. Each phantom share represents the economic equivalent to one share of BNED Common Stock and will be settled in cash based on the fair market value of a Barnes & Noble Education share of common stock at each vesting date in an amount not to exceed a specific value per share. The phantom shares vest and settle in three equal installments commencing one year after the date of grant. The fair value of the phantom shares was determined using the closing stock price of Barnes & Noble Education on the date of the award less the fair value of the call option which was estimated using the Black-Scholes model. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions.

At April 30, 2025, Barnes & Noble Education recorded an immaterial liability (Level 2 input) related to phantom share unit grants which is reflected in Accrued liabilities on the Consolidated Balance Sheet.

Restricted Stock Awards

A RS award is an award of BNED Common Stock that is subject to certain restrictions during a specified period. Restricted stock awards are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of unvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon (although payment may be deferred until the shares have vested) and are considered to be currently issued and outstanding. Restricted stock awards will have a minimum vesting period of one year.

A RSU is a grant valued in terms of BNED Common Stock, but no BNED Common Stock is issued at the time of grant. Each restricted stock unit may be redeemed for one share of BNED Common Stock once vested. Restricted stock units are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the units except in very limited circumstances and with the consent of the compensation committee. The BNED Common Stock shares associated with unvested restricted stock units have no voting rights but are entitled to receive dividends and other distributions thereon (although payment may be deferred until the units have vested). Restricted stock units generally vest over a period of three years, but will have a minimum vesting period of one year.

Stock Options

For stock options granted with an "at market" exercise price, Barnes & Noble Education determined the grant fair value using the Black-Scholes model and for stock options granted with "a premium" exercise price, Barnes & Noble Education determined the grant date fair value using the Monte Carlo simulation model. The fair value models for stock options use assumptions that include the risk-free interest rate, expected volatility, expected dividend yield, and expected term of the options. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Volatility is based on the historical volatility of BNED Common Stock over a period of time corresponding to the expected stock option term. The stock options are exercisable in four equal annual installments commencing one year after the date of grant and have a ten year term. Holders are not entitled to receive dividends (if any) prior to vesting and exercise of the options.

Long-Term Incentive Compensation Activity

The following table presents a summary of awards activity related to the current Barnes & Noble Education Equity Incentive Plan (in thousands):

	Restricted Stock Awards		Restricted Stock Units		Phantom Shares		Performance Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at June 10, 2024	—	$—	4,853	$503.72	468	$850.00	—	$—
Granted	111,484	9.79	68,731	9.46	—	—	1,729,750	9.55
Vested	(29,764)	9.79	(9,515)	147.17	(428)	—	—	—
Forfeited	—	—	(2,076)	448.33	(40)	—	(92,800)	9.61
Balance at April 30, 2025	81,720	9.79	61,993	12.39	—	—	1,636,950	9.55

During the fiscal year ended April 30, 2025, Barnes & Noble Education granted the following awards under their Barnes & Noble Education Equity Incentive Plan:

•
On June 18, 2024, Barnes & Noble Education granted 7,441 RSUs and 29,764 RSAs to members of the Barnes & Noble Education Board of Directors. The RSAs vested on September 18, 2024.
•
On September 20, 2024, Barnes & Noble Education granted 61,290 RSUs and 81,720 RSAs to members of the Barnes & Noble Education Board of Directors. The RSUs vest on the earlier of one year from the date of grant or the next Barnes & Noble Education annual meeting of stockholders.
•
On September 20, 2024, Barnes & Noble Education granted 1,533,250 PSUs to Barnes & Noble Education employees that include both a service condition and a market condition in order for PSUs to vest. The PSUs vest upon BNED’s Common Stock achieving a specified price per share (measured using a 100-day average volume weighted average price ("VWAP") for each of three tranches), and continued employment through a specified date. There is a period of seven years from the grant date in order to achieve the specific target share price. Barnes & Noble Education has determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the derived service period regardless of whether the market condition is satisfied. The fair value models for the PSUs use assumptions that include the risk-free interest rate and expected volatility. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected PSU term. Volatility is based on the historical volatility of Barnes & Noble Education’s common stock over a period of time corresponding to the expected PSU term.
•
On February 21, 2025, March 12, 2025, and March 31, 2025, Barnes & Noble Education granted 77,000, 112,000 and 7,500 PSUs, respectively, to Barnes & Noble Education employees that include both a service condition and market condition in order for PSUs to vest. The PSUs vest upon BNED’s Common Stock achieving a specified price per share (measured using a 100-trading-day average VWAP for each of three tranches), and continued employment through a specified date. There is a period of seven years from the grant date in order to achieve the specific target share price. Barnes & Noble Education has determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the derived service period regardless of whether the market condition is satisfied. The fair value models for the PSUs use assumptions that include the risk-free interest rate and expected volatility. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected PSU term. Volatility is based on the historical volatility of BNED’s Common Stock over a period of time corresponding to the expected PSU term.

September 20, 2024	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	3.53%	3.53%	3.53%
Company volatility	119.84%	119.84%	119.84%
Derived service period	1.0 year	2.0 years	3.0 years
Grant date fair value per award	$9.74	$9.62	$9.46

February 21, 2025	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	4.27%	4.27%	4.27%
Company volatility	120.50%	120.50%	120.50%
Derived service period	0.40 years	0.67 years	1.00 years
Grant date fair value per award	$10.10	$10.02	$9.94

March 12, 2025	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	4.13%	4.13%	4.13%
Company volatility	120.51%	120.51%	120.51%
Derived service period	0.41 years	0.87 years	1.21 years
Grant date fair value per award	$8.46	$8.38	$8.29

March 31, 2025	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	4.03%	4.03%	4.03%
Company volatility	120.68%	120.68%	120.68%
Derived service period	0.40 years	0.63 years	0.96 years
Grant date fair value per award	$10.41	$10.32	$10.24

	Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at June 10, 2024	25,190	$241.00	$524.00
Granted	—	—	—
Exercised	—	—	—
Forfeited	(6,978)	269.24	562.92
Expired	(14,394)	222.71	496.92
Balance at April 30, 2025	3,818	261.35	552.07
Exercisable at April 30, 2025	3,200	248.85	533.70

The aggregate grant date fair value of stock options that vested for the fiscal year ended April 30, 2025, and the total fair value of vested share awards for the fiscal year ended April 30, 2025, were not material.

Long-Term Incentive Compensation Expense

We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows (in thousand):

From June 10, 2024 to April 30, 2025
Stock-based awards
Restricted stock expense	$667
Restricted stock units expense	419
Performance share units expense (a)	4,913
Stock option expense	—
Sub-total stock-based awards:	$5,999
Cash settled awards
Phantom share units expense	—
Total compensation expense for long-term incentive awards	$5,999

(a)
Long-term incentive compensation expense reflects cumulative adjustments to reflect changes to the expected level of achievement of the respective grants.

Total unrecognized compensation cost related to unvested awards as of April 30, 2025, was $11.3 million and is expected to be recognized over a weighted-average period of 1.86 years.

13. EMPLOYEE BENEFIT PLAN

Barnes & Noble Education sponsors defined contribution plans for the benefit of substantially all of its employees. MBS Textbook Exchange, LLC (“MBS”), a subsidiary of Barnes & Noble Education, maintains a profit-sharing plan covering substantially all full-time employees of MBS. For all plans, Barnes & Noble Education is responsible to fund the employer contributions directly, if any. There was no benefit expense for these plans during the period from June 10, 2024 to April 30, 2025.

14. STOCKHOLDERS’ EQUITY

Immersion Stock Repurchase Program

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. The program has been amended various times and the most recent amendment extended the expiration date to December 29, 2026.

In Fiscal Year 2025, we repurchased 310,643 shares of our common stock for $2.4 million at an average purchase price of $7.64 per share. In the calendar year 2023, we repurchased 1,217,774 shares of our common stock for $8.3 million at an average purchase price of $6.77 per share. As of April 30, 2025, Immersion has $39.4 million available for repurchase under the December 2022 Stock Repurchase Program.

Dividends Declared and Paid

The following table summarizes the dividend declaration and payment activity for the fiscal year ended April 30, 2025, the four months ended April 30, 2024, and the calendar year ended December 31, 2023:

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
November 14, 2022	Quarterly	$0.030	January 15, 2023	January 30, 2023
December 29, 2022	Special	0.100	January 15, 2023	January 30, 2023
February 21, 2023	Quarterly	0.030	April 13, 2023	April 28, 2023
May 10, 2023	Quarterly	0.030	July 13, 2023	July 28, 2023
August 11, 2023	Quarterly	0.030	October 16, 2023	October 27, 2023
November 13, 2023	Quarterly (increased)	0.045	January 14, 2024	January 25, 2024
March 7, 2024	Quarterly	0.045	April 12, 2024	April 19, 2024
May 8, 2024	Quarterly	0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026

For the fiscal year ended April 30, 2025, the four months ended April 30, 2024, and the calendar year ended December 31, 2023, the total dividends paid were $12.9 million, $3.0 million, and $7.4 million, respectively. Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time-to-time.

Barnes & Noble Education At-the-Market Equity Offerings

On September 19, 2024, Barnes & Noble Education entered into an at-the market ("ATM") sales agreement (the "September ATM Sales Agreement") with BTIG, LLC ("BTIG"), under which Barnes & Noble Education sold the maximum of $40.0 million of BNED Common Stock from time to time at a weighted-average price of $10.06 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon Barnes & Noble Education’s instructions (including as to price, time or size limits or other customary parameters or conditions). Barnes & Noble Education paid BTIG a commission of 2% of the gross sales proceeds of the BNED Common Stock sold under the September ATM Sales Agreement. Barnes & Noble Education was not obligated to make any sales of Common Stock under the September ATM Sales Agreement.

On December 20, 2024, Barnes & Noble Education entered into an additional ATM sales agreement with BTIG (the "December ATM Sales Agreement"), under which Barnes & Noble Education sold the maximum of $40.0 million of its Common Stock from time to time at a weighted-average price of $10.42 per share and received $39.2 million in proceeds, net of commissions. BTIG, as the sales agent, sold the shares based upon Barnes & Noble Education’s instructions (including as to price, time or size limits or other customary parameters or conditions). Barnes & Noble Education paid BTIG a commission of 2% of the gross sales proceeds of the Common Stock sold under the December ATM Sales Agreement. Barnes & Noble Education was not obligated to make any sales of Common Stock under the December ATM Sales Agreement.

15. NONCONTROLLING INTEREST

Immersion is the primary beneficiary of Barnes & Noble Education and as a result, consolidates the financial results of Barnes & Noble Education and reports a noncontrolling interest representing BNED Common Stock held by other Barnes & Noble Education’s stockholders. Any changes in Immersion’s ownership interest in Barnes & Noble Education, while Immersion retains its controlling interest in Barnes & Noble Education, are accounted for as equity transactions.

The following summarizes the ownership of BNED Common Stock at April 30, 2025:

	Shares	Ownership %
Immersion	11,208,746	32.91%
Noncontrolling interest	22,845,101	67.09%
Total BNED Common Stock outstanding	34,053,847	100.0%

The weighted average ownership percentages are used to attribute net income (loss) to the noncontrolling interests and were as follows:

From June 10, 2024 to April 30, 2025
Noncontrolling interest's weighted-average ownership percentage	59.7%

The following summarizes the effect of changes in ownership of Barnes & Noble Education on the Company’s equity for the following period (in thousands):

From June 10, 2024 to April 30, 2025
Net income (loss) attributable to Immersion stockholders	$19,796
Transfers from (to) noncontrolling interest
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards and sales of common stock	108,051
Total effect of changes in ownership interest on equity attributable to Immersion stockholders	$127,847

16. INCOME TAXES

Income tax benefit (expense) for the following periods consisted of (in thousands):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Income (loss) before income taxes	$119,292	$24,576	$42,915
Income tax benefit (expense)	(25,710)	(6,799)	(8,939)
Effective tax rate	(21.6)%	(27.7)%	(20.8)%

Income tax expense for the fiscal year ended April 30, 2025, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. Provision for income taxes for the four months ended April 30, 2024 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. Benefit from income taxes for the calendar year ended December 31, 2023, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We provided no valuation allowance for federal assets and continue to maintain full valuation allowance for state and certain foreign deferred tax assets in the United States and Canada.

The components of income (loss) before income taxes for the following periods consisted of (in thousands):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Domestic	$102,041	$9,721	$30,458
Foreign	17,251	14,855	12,457
Total	$119,292	$24,576	$42,915

The income tax expense (benefit) for the following periods consisted of (in thousands):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Current:
U.S. federal	$16,750	$4,378	$3,554
State	3,364	17	236
Foreign	4,783	1,854	1,621
Total current	24,897	6,249	5,411
Deferred:
U.S. federal	803	(9)	2,921
States and local	38	—	—
Foreign	(28)	559	607
Total deferred	813	550	3,528
Total Income tax expense (benefit)	$25,710	$6,799	$8,939

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards.

Significant components of the net deferred tax assets and liabilities consisted of (in thousands):

	April 30, 2025	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$69,286	$4,785
State income taxes	143	50
Deferred revenue	1,653	2,769
Research and development and other credits	4,289	3,701
Reserve and accruals recognized in different periods	30,890	(563)
Capitalized research and development expenses	2,628	2,850
Depreciation and amortization	634	587
Lease liability	38,153	7
Interest and loss carryovers	17,685	—
Deferred financing costs	2,954	—
Other	1,399	—
Total deferred tax assets	169,714	14,186
Valuation allowance	(80,079)	(10,837)
Net deferred tax assets	89,635	3,349

Deferred tax liability
ROU assets	(39,702)	(6)
Intangibles	(19,714)	—
Property and Equipment	(11,666)	—
LIFO	(16,944)	—
Other	(16,836)	—
Total deferred tax liabilities	(104,862)	(6)
Net Deferred tax assets (liabilities)	$(15,227)	$3,342

We account for deferred taxes under ASC 740 which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. At April 30, 2025, based on our assessment of the realizability of our deferred tax assets, we recorded valuation allowances for certain federal, state, and foreign deferred tax assets whose realization is not considered more likely than not. As of April 30, 2024, based on our assessment of the realizability of our deferred tax assets, we put partial valuation allowance for certain federal assets, whose future realization is not more likely than not and continue to maintain full valuation allowance for state and certain foreign deferred tax assets in the United States and Canada. The valuation allowance for periods ending April 30, 2025, April 30, 2024, and December 31, 2023 increased by $69.3 million, decreased by $33 thousand, and decreased by $1.5 million, respectively. The significant change in valuation allowance between April 30, 2025 and April 30, 2024 is due to consolidated impacts of Barnes & Noble Education.

As of April 30, 2025, Immersion net operating loss carryforwards for state income tax purposes were approximately $52.8 million. The state net operating losses begin to expire in 2028. Immersion has no net operating loss carryforward from federal or foreign jurisdictions. As of April 30, 2025, Immersion had state tax credit carryforwards of approximately $2.5 million available to offset future tax liabilities. The state tax credits will carryforward indefinitely. In addition, as of April 30, 2025, Immersion has Canadian research and development credit carryforwards of $1.7 million, which will begin to expire in 2038. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

As of April 30, 2025, Barnes & Noble Education’s net operating loss carryforwards for federal and state income tax purposes were approximately $211.9 million and $406.0 million, respectively. The federal net operating losses do not expire while the state net operating losses begin to expire in 2026. Barnes & Noble Education has no net operating loss carryforward from foreign jurisdictions. As of April 30, 2025, Barnes & Noble Education had federal and state tax credit carryforwards of approximately $1.1 million and $0.3 million, respectively, available to offset future tax liabilities. The federal tax credits will begin to expire in 2040 while the state tax credits will begin to expire in 2026. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

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

The reconciliation of federal statutory income tax rate to our effective tax rate was as follows (in thousands):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Federal statutory rate	21.00%	21.00%	21.00%
Foreign withholding	1.68%	2.15%	0.69%
Stock-based compensation expense	0.01%	1.32%	(0.74)%
Foreign rate differential	(0.80)%	(4.89)%	(2.10)%
Prior year true-up items	(0.44)%	—%	—%
Tax reserves	1.25%	8.74%	4.06%
Transaction costs	0.05%	—%	—%
Purchase accounting amortization	(6.36)%	—%	—%
Other	0.15%	(15.27)%	(6.01)%
FTC and R&D Credits	(3.31)%	2.53%	0.59%
State taxes, net of federal benefit	2.73%	0.14%	0.17%
Subpart F, GILTI and FDII	(0.33)%	10.54%	3.82%
Non-deductible officers compensation	3.02%	1.53%	2.85%
Valuation allowance	(0.50)%	(0.14)%	(3.50)%
Deductible dividend	(0.12)%	—%	—%
Deferred tax liability on outside basis difference in investment	3.52%	—%	—%
Effective tax rate	21.55%	27.67%	20.83%

The undistributed earnings of our Ireland subsidiary are not considered to be indefinitely reinvested and accordingly, a provision for applicable income taxes has been considered thereon. As of April 30, 2025, the Company continues to assert permanent reinvestment of earnings in its other foreign jurisdictions.

We maintain liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Balance at beginning of period	$7,580	$7,490	$7,093
Increases for tax positions of prior years	—	14	125
Gross decreases for federal tax rate change for tax positions of prior years	901	—	—
Gross increases for tax positions of current year	4,788	76	272
Balance at end of period	$13,269	$7,580	$7,490

The unrecognized tax benefits relate primarily to federal and state research and development credits, intercompany profit on the transfer of certain IP rights to one of our foreign subsidiaries as part of our tax reorganization completed in 2015, deferred revenue and withholding tax reserve.

We account for interest and penalties related to uncertain tax positions as a component of income tax expense. At April 30, 2025, we accrued $0.6 million interest or penalties related to uncertain tax positions. At April 30, 2025, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, was $13.3 million.

Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2008 through the current period.

Barnes & Noble Education’s Potential Limitation to Future Tax Attribute Utilization

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), Barnes & Noble Education’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the Rights Offering, Backstop Commitment, Private Investment, and Term Loan Debt Conversion completed on June 10, 2024, Barnes & Noble Education may have experienced an ownership change as defined by Sections 382 and 383. Barnes & Noble Education conducted a study to determine if an ownership change occurred. It was determined that an ownership change occurred under Section 382 and 383, and the corresponding annual limitations materially impact the utilization of Barnes & Noble Education’s tax attributes including its $211.9 million NOL carryforwards, $60.2 million disallowed interest expense carryforwards, and $1.1 million tax credit carryforwards as of April 30, 2025. Barnes & Noble Education anticipates that $63.1 million of these tax attributes will be made available during fiscal year 2026 and fiscal year 2027. Barnes & Noble Education does not have any material uncertain tax positions requiring recognition in the financial statements as of April 30, 2025.

17. EARNINGS PER SHARE

We use the two-class method of computing EPS, which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared. Under the two-class method, basic earnings per share is computed by dividing the income (loss) attributable to Immersion stockholders by the weighted-average number of common stock shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity. Potential common stock, computed using the treasury stock method, includes stock options and stock awards.

The following are reconciliations of the denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended April 30, 2025	Four Months Ended April 30, 2024	Calendar Year Ended December 31, 2023
Basic
Numerator:
Net income attributable to Immersion Stockholders	$64,284	$17,777	$33,976
Adjustment for Immersion's portion of Barnes & Noble Education's EPS to be included in the numerator for Immersion's basic EPS calculation (a)	(1,626)	-	-
Net income attributable to Immersion Stockholders, basic	$62,658	$17,777	$33,976.00

Denominator:
Weighted-average shares outstanding, basic	32,219	31,729	32,214
Net income attributable to Immersion stockholders, basic	$1.94	$0.56	$1.05

Diluted
Numerator:
Net income attributable to Immersion Stockholders	$64,284	$17,777	$33,976
Adjustment for Immersion's portion of Barnes & Noble Education's EPS to be included in the numerator for Immersion's diluted EPS calculation	(1,659)	-	-
Net income attributable to Immersion stockholders, diluted	$62,625	$17,777	$33,976

Denominator:
Weighted-average shares outstanding, basic	32,219	31,729	32,214
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	784	379	322
Weighted average shares outstanding, diluted	33,003	32,108	32,536
Net income per share attributable to Immersion stockholders, diluted	$1.90	$0.55	$1.04

a)
Barnes & Noble Education has participating securities. Accordingly, for purposes of Immersion’s basic and diluted net income per share computations using the two-class method, the numerator reflects Immersion’s portion of Barnes & Noble Education’s earnings per share, which is determined by multiplying the shares of Barnes & Noble Education held by Immersion by Barnes & Noble Education’s basic and diluted EPS amounts.

We include PSUs in the calculation of diluted earnings per share if the applicable performance conditions have been satisfied as of the end of the reporting period and exclude stock equity awards if the performance condition has not been met.

For the fiscal year ended April 30, 2025 and calendar year ended December 31, 2023, the Company had no outstanding stock options or awards that could potentially dilute basic earnings per share in the future.

18. COMMITMENTS AND CONTINGENCIES

We are involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of our business, including actions with respect to contracts, intellectual property, taxation, employment, benefits, personal injuries and other matters. The results of these proceedings in the ordinary course of business are not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

LGE Korean Withholding Tax Matter

On October 16, 2017, we received a letter from LG Electronics Inc. ("LGE") requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE's royalty payments to Immersion Software Ireland Limited, a subsidiary of the Company, from 2012 to 2014. Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2020, we recorded this deposit in Long‑term deposits on our Consolidated Balance Sheets. In the fourth quarter of 2021, we recorded an impairment charge of $0.8 million related to the long‑term deposits paid to LGE.

On November 3, 2017, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding its findings with respect to the withholding taxes related to the 2012 to 2017 period. The Korea Tax Tribunal hearing took place on March 5, 2019. On March 19, 2019, the Korea Tax Tribunal issued its ruling in which it decided not to accept our arguments with respect to the Korean tax authorities' assessment of withholding tax and penalties imposed on LGE. On behalf of LGE, we filed an appeal with the Korea Administrative Court on June 10, 2019. We had numerous hearings before the Korea Administrative Court in the years 2019 through 2022. We had a hearing on April 27, 2023, and the Korea Administrative Court rendered a decision on this matter on June 8, 2023, in which it ruled that the withholding taxes and penalties which were imposed by the Korean tax authorities on LGE should be cancelled with litigation costs to be borne by the Korean tax authorities.

In connection with the Korea Administrative Court's decision, the Korean tax authorities filed an appeal on June 28, 2023, with the Seoul High Court to seek the cancellation of the lower court's decision. The appellate case is in progress at the Seoul High Court and the first and second hearings took place on November 30, 2023, and February 1, 2024, respectively. As of the date of this filing, the next hearing date had not yet been set. The Seoul Administrative Court also issued an additional judgment on July 27, 2022, clarifying the ratio of software versus patent usage, and, as of the date of this filing, the Seoul High Court appeal remains pending.

On April 25, 2023, we received notice from LGE requesting us to reimburse LGE with respect to its withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, we provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2023, we recorded this deposit in Long‑term deposits on our Consolidated Balance Sheets. In the second quarter of 2023, we recorded an impairment charge of $0.3 million related to the long‑term deposits paid to LGE.

On June 29, 2023, on behalf of LGE, we filed an appeal with the Korea Tax Tribunal regarding their findings with respect to the withholding taxes related to the 2018 to 2022 period. On August 7, 2023, the Korean tax authority submitted its answer against the tax appeal. On September 8, 2023, on behalf of LGE, we submitted our rebuttal brief in response thereto. On September 25, 2023, the Korean tax authority submitted an additional response brief, and on November 23, 2023, the Korea Tax Tribunal rendered a decision against LGE, dismissing our claims on the grounds that they are without merit. In response thereto, on behalf of LGE, we filed an appeal with the Korea Administrative Court on December 29, 2023.

On July 25, 2024, the Korea Tax Tribunal rendered a decision against LGE on the related local income tax assessment, and the deadline for the court appeal of the local income tax claim was October 21, 2024. On October 18, 2024, we filed a complaint and a brief with the Korea Administrative Court for the local income tax appeal. This case has been reassigned due to its significance, and the Korean tax authority filed its answer on November 27, 2024. The first hearing date, which was originally scheduled for March 21, 2025, has been set at a later date, as the counsel for the plaintiff submitted an application for hearing date to be set at a later date by obtaining the defendant’s consent. No subsequent changes have been made so far.

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Consolidated Statements of Operations. In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Consolidated Statements of Operations in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long‑term deposit on our Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long‑term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for which we recorded Long‑term deposits on our Consolidated Balance Sheets, then the additional income tax expense would be accrued as Other current liabilities.

In the event that we do not ultimately prevail in our appeal in the Korean courts with respect to this case, the applicable deposits included in Long‑term deposits would be recorded as additional income tax expense on our Consolidated Statements of Operations in the period in which we do not ultimately prevail.

Immersion Corporation vs. Xiaomi Group

On or about March 3, 2023, the Company initiated patent infringement lawsuits against several companies of the Xiaomi‑Group in Germany, France and India (the “Xiaomi Litigation”). Immersion filed complaints against Xiaomi‑Group companies and their agents in the Düsseldorf Regional Court in Germany, the Tribunal judiciaire de Paris (Paris First Instance Civil Court) in France, and the High Court of Delhi, at New Delhi, in India. The complaints alleged that the Xiaomi‑Group's devices, including the Xiaomi 12, infringed Immersion's patents that cover various uses of haptic effects in connection with such devices.

On June 12, 2024, the Company entered into a Patent License Agreement (the “Xiaomi License Agreement”) with the Xiaomi Group, pursuant to which the parties agreed to terms for resolving the Xiaomi Litigation and the Xiaomi Group will license, on a non‑exclusive basis, the Company's patent portfolio for use in its products. The Xiaomi Litigation was dismissed in October 2024. Any consideration related to the Xiaomi License Agreement is recognized in accordance with our revenue recognition policy described elsewhere in these consolidated financial statements.

Immersion Corporation vs. Valve Corporation (“Valve”)

On May 15, 2023, the Company filed a complaint against Valve in the United States District Court for the Western District of Washington. The complaint alleges that Valve's AR/VR systems, including the Valve Index, and handheld Steam Deck, infringe seven of our patents that cover various uses of haptic effects in connection with such AR/VR systems and other video game systems. The Company is seeking to enjoin Valve from further infringement and to recover a reasonable royalty for such infringement.

The complaint against Valve asserts infringement of the following patents:

•
U.S. Patent No. 7,336,260: “Method and Apparatus for Providing Tactile Sensations”
•
U.S. Patent No. 8,749,507: “Systems and Methods for Adaptive Interpretation of Input from a Touch‑Sensitive Input Device”
•
U.S. Patent No. 9,430,042: “Virtual Detents Through Vibrotactile Feedback”
•
U.S. Patent No. 9,116,546: “System for Haptically Representing Sensor Input”
•
U.S. Patent No. 10,627,907: “Position Control of a User Input Element Associated with a Haptic Output Device”
•
U.S. Patent No. 10,665,067: “Systems and Methods for Integrating Haptics Overlay in Augmented Reality”
•
U.S. Patent No. 11,175,738: “Systems and Methods for Proximity‑Based Haptic Feedback”

Valve responded to the complaint on July 24, 2023, with a motion to dismiss. Valve re‑noted its motion, which changed Immersion's response deadline from August 14, 2023, to August 21, 2023. Immersion timely filed its response, and Valve filed its reply on August 25, 2023. The Court heard arguments on Valve’s motion on February 8, 2024. The Court entered a case schedule on November 21, 2023. The case schedule did not include a trial date but set the pretrial conference for May 30, 2025.

On March 14, 2024, Valve filed a motion to stay the district court case pending the PTAB’s decisions on Valve's inter partes review (“IPR”) petitions. Immersion opposed the motion on March 25, 2024, and Valve filed its reply brief on March 29, 2024. The Court granted Valve's motion to stay on April 4, 2024. In connection with that order, the Court struck Valve's motion to dismiss with leave to refile at a later date. The case remains stayed pending resolution of the IPR proceedings.

Valve filed multiple IPRs with the PTAB challenging the validity of the patents asserted in the district court litigation. As of the date of this filing, the status of these proceedings is as follows:

•
IPR2024‑00477 and IPR2024‑00478 (filed January 19, 2024) directed to U.S. Patent Nos. 7,336,260 and 9,430,042, respectively. The Company filed its patent owner preliminary responses on April 26, 2024, and April 29, 2024, respectively. The PTAB instituted review on July 24, 2024, and July 25, 2024, respectively. The Company's patent owner responses were filed on October 15, 2024, and October 17, 2024, respectively. The Company's patent owner sur‑replies to Valve's replies were both filed on February 28, 2025. Oral arguments in both proceedings were held on April 30, 2025. On June 12, 2025, the PTAB issued final written decisions determining all challenged claims unpatentable for both IPRs, and we filed a notice of appeal in IPR2024‑00478 on August 14, 2025, with an opening Federal Circuit brief filed January 29, 2026.
•
IPR2024‑00508 (filed January 30, 2024) directed to U.S. Patent No. 9,116,546. The Company elected not to file a patent owner preliminary response. The PTAB instituted review on August 6, 2024. The Company elected not to file a patent owner response to the petition. On July 31, 2025, the PTAB issued a final written decision determining all challenged claims unpatentable, with a statutory deadline for final written decision not later than August 6, 2025. We elected not to file a patent owner response to the petition.
•
IPR2024‑00556 (filed February 7, 2024) directed to U.S. Patent No. 8,749,507. The Company filed its patent owner preliminary response on May 15, 2024. The PTAB instituted review on August 6, 2024. The Company elected not to file a patent owner response to the petition. On July 28, 2025, the PTAB issued a final written decision determining all challenged claims unpatentable, with the statutory deadline for the final written decision not later than August 6, 2025. We elected not to file a patent owner response to the petition.
•
IPR2024‑00557 (filed February 7, 2024), directed to U.S. Patent No. 10,665,067. The Company filed its patent owner preliminary response on May 15, 2024. The PTAB instituted review on August 13, 2024. The Company's patent owner response was filed on November 5, 2024. Valve filed its reply on February 4, 2025. The Company's patent owner sur‑reply was filed on March 18, 2025. Oral argument occurred on May 9, 2025, and on August 11, 2025, the PTAB issued a final written decision determining all challenged claims unpatentable. We filed a notice of appeal on September 26, 2025, with our opening Federal Circuit brief due March 12, 2026.
•
IPR2024‑00582 (filed February 16, 2024) directed to U.S. Patent No. 11,175,738. The Company filed its patent owner preliminary response on June 27, 2024. The PTAB instituted review on September 25, 2024. The Company's patent owner response was filed on December 20, 2024. The Company’s patent owner sur-reply to Petitioner’s reply was filed on May 5, 2025. Oral argument in the proceeding was held on June 23, 2025. On September 4, 2025, the Board extended its statutory deadline of September 25, 2025, for a final written decision by up to six months. The final written decision in this proceeding is now expected by March 25, 2026.Our sur‑reply was filed May 5, 2025, oral argument was held June 23, 2025, and on September 4, 2025, the PTAB extended the statutory deadline for a final written decision to March 25, 2026.

•
IPR2024‑00714 (filed March 22, 2024) directed to U.S. Patent No. 10,627,907. The Company filed its patent owner preliminary response on July 30, 2024. The PTAB instituted review on August 28, 2024. The Company's patent owner response was filed January 21, 2025. The Company’s sur-reply to Petitioner’s reply was filed June 10, 2025. Oral argument in the proceeding was held on July 29, 2025. The Board issued a final written decision determining all challenged claims unpatentable on October 24, 2025. The sur‑reply was filed on June 10, 2025, oral argument occurred on July 29, 2025, and on October 24, 2025, the PTAB issued a final written decision determining all challenged claims unpatentable.

The parties submitted their joint claim construction statement and respective positions on March 29, 2024. The district court case is currently stayed pending the outcome of the IPR proceedings.

We are unable at this time to predict the ultimate outcome of the district court litigation or the related IPR proceedings, the impact of any PTAB decisions and any appeals therefrom, or to reasonably estimate the amount or range of any possible loss or recovery associated with these matters. Accordingly, we have not recorded a liability related to the Valve litigation or the associated IPRs as of April 30, 2025.

Other Matters

From time to time, we receive claims from third parties asserting that our technologies or those of our licensees infringe the other parties' intellectual property rights, and we are also periodically involved in other routine legal matters and contractual disputes incidental to our normal operations. In management's opinion, unless we disclose otherwise, the resolution of such matters will not have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

19. SUBSEQUENT EVENTS

Dividends Declared and Paid

On July 8, 2025, our Board declared and paid a quarterly dividend in the amount of $0.045 per share, which was paid on August 8, 2025, to stockholders of record on July 23, 2025.

On October 8, 2025, our Board declared a quarterly dividend in the amount of $0.045 per share, which was paid on October 31, 2025, to stockholders of record on October 20, 2025.

On December 8, 2025, our Board announced that it had approved an increase in the quarterly dividend from $0.045 per share to $0.075 per share. The quarterly cash dividend of $0.075 per share, was paid on January 30, 2026, to stockholders of record on January 19, 2026.

The total cash paid for these dividends is approximately $5.5 million.

See Note 14. Stockholders' Equity for additional information.

Korean Withholding Tax Assessment – Samsung License

Immersion licenses certain of its patented technologies to Samsung Electronics Co., Ltd. (“Samsung”) and its affiliates under a license agreement that provides Samsung with the right to manufacture and sell Samsung products worldwide. Under the terms of this agreement, Immersion is obligated to indemnify Samsung for any Korean withholding taxes that may be imposed on royalty payments made by Samsung to Immersion.

In prior years, the Korean tax authorities, through the Suwon Regional Tax Office (“SRTO”), issued assessments to Samsung asserting that royalties paid to Immersion constituted Korean‑source royalty income subject to Korean withholding tax. Samsung contested these assessments, and the most recent matters were the subject of an administrative appeal before the Regional Tax Office Appeal (“RATI”).

On November 19, 2025, RATI issued a decision in favor of the SRTO, upholding the withholding tax assessments on royalties paid to Immersion. As a result of this decision, Samsung was required to remit the assessed withholding taxes to the Korean tax authorities by the end of December 2025. In accordance with its indemnification obligation under the license agreement, Immersion reimbursed Samsung in December 2025 for the full amount of the withholding taxes paid.

The total amount reimbursed by Immersion, including related surcharges and local withholding components, was approximately $9.7 million, based on the applicable KRW/USD exchange rate at the time of settlement. The Company expects to recognize this amount as an income tax charge and a corresponding liability in its third quarter of fiscal 2026, when the obligation became both probable and reasonably estimable.

Because the RATI decision and related reimbursement occurred after April 30, 2025, the Company’s consolidated financial statements for the year then ended have not been adjusted for this matter.

As previously disclosed, Barnes & Noble Education was unable to timely file certain periodic reports due to the completion of a review of certain accounting matters and, as a result, has restated its previously-issued consolidated financial statements for certain prior periods, as described in Note 2, Basis of Presentations and Summary of Significant Accounting Policies. Subsequent to May 3, 2025, the Company entered into limited consent and waiver arrangements with its lenders related to the timing of required financial statement deliveries and was in compliance with the applicable terms of these arrangements as of the issuance date of these financial statements.

Shareholder Rights Plan

On November 7, 2025, the Board declared a dividend to the holders of the Company’s common stock outstanding at the close of business on November 17, 2025 (the “Record Date”) of one preferred share purchase right (a “Right”) for each share of the Company’s common stock. Each Right is payable on the Record Date and initially entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $0.001 per share (“Preferred Share”), of the Company at a price of $20.58 per one one-thousandth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated November 7, 2025 (the “Rights Agreement”), between the Company and Computershare Trust Company, N.A., as rights agent.

In general terms, the Rights Agreement imposes a significant penalty upon any person or group that acquires 9.99% or more of the shares of common stock without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board.

20. RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

As previously discussed, the Company’s Audit Committee of the Board of Directors concluded that it was appropriate to restate the unaudited quarterly condensed consolidated financial statements for the quarterly and year-to-date periods ended January 31, 2025 and October 31, 2024, calendar quarter and year-to-date ended June 30, 2024, and the one month period ended July 31, 2024.

The Restatement includes corrections related to the digital cost of sales matters identified in the Investigation as well as the following items:

Lease Accounting (ASC 842)

Immersion identified errors in its application of Accounting Standards Codification (“ASC”) 842 - Leases related to: (i) the application of purchase accounting, which requires treating the leases as if a new lease is formed as of the acquisition date, a portion of the following year’s payments are subject to a minimum value (“Next Year MAG”), based on the contract terms and the sales activity at the location during the current year. Therefore, as part of purchase accounting, the Company is required to capitalize a ROU asset and lease liability associated with the Next Year MAG and the value that has become fixed through the date of the acquisition; and (ii) certain contracts were incorrectly interpreted with respect to the contractual end dates, which impacted the Company’s assessment of short-term leases, resulting in either inappropriate capitalization of short-term leases or inappropriate exclusion of leases that were not short term, as part of purchase accounting.

In addition to errors identified in the Barnes & Noble Education accounting for leases, Immersion identified errors in its application of ASC 842 associated with the accounting for acquired leases. The errors identified include the accounting for the MAG operating agreements that were in effect as of the acquisition date. Under these operating agreements, the MAG for the subsequent annual period is subject to a floor based on the sales activity at that location during the current contract year. In its previously issued financial statements, Immersion did not appropriately record a ROU asset and lease liability for the subsequent year’s MAG, which represented fixed lease payments as of the close of the acquisition. Further, Immersion identified errors related to the application of the short-term lease policy for acquired leases resulting in the capitalization of leases that were short-term in nature or excluding from capitalization those leases with a remaining term greater than 12 months from the acquisition date.

Other Adjustments

Textbook Rental Inventory

A review of aged Textbook rental inventory identified $4.7 million of rental textbooks that should have been written off in fiscal years prior to fiscal 2025. As a result, a reduction of $4.7 million was recorded to textbook rental inventories and reflected in the acquired balances upon purchase accounting.

Legal Settlement

A $1.3 million class action settlement involving Barnes & Noble Education finalized in December 2024 was accrued in the fourth quarter of fiscal 2025. Because the obligation was incurred in the third quarter, the liability and expense have been restated into the fiscal quarter and nine-months ended January 31, 2025.

Remeasurement of Noncontrolling Interest (“NCI”)

As part of the Restatement, Immersion corrected the timing of the remeasurement of the NCI in Barnes & Noble Education in the second quarter of fiscal year 2024, which was not adjusted in the Company’s previously-issued financial statements. As a result of the remeasurement, the Company recorded a $55.6 million reduction to NCI in consolidated subsidiaries with a corresponding increase to additional paid-in capital. Based on the increasing basis in NCI that was recorded as part of the remeasurement adjustments and other adjustments impacting net income (loss), the Company recorded a $11.5 million deferred tax liability with a corresponding decrease to additional paid-in capital as of June 30, 2024, with corresponding adjustments throughout the year based on changes in the NCI. As part recording the deferred tax liability, Immersion has presented the line item Deferred income taxes–noncurrent in its consolidated balance sheets as part of its restated financial statements, and the Company has netted its deferred tax assets with deferred tax liabilities within Deferred income taxes–noncurrent.

Revenue Recognition

As part of the Restatement, Immersion corrected the timing of recognition of a customer contract from the second quarter of fiscal year 2024. As a result, revenue was decreased by $3.9 million and income tax expense increased by $1.0 million in the second quarter of fiscal year 2024.

Business Combination

As a result of the Restatement, including the historical results of Barnes & Noble Education and the application of ASC 805 in accounting for the business combination, the Company has restated the results of the business combination accounting described in Note 3 Business Combination. The effects of the Restatement resulted in an increase to goodwill of $54.9 million, associated with a reduction in the net assets identified at the closing of the business combination.

Income Taxes

Restatement adjustments related to the Company’s income tax accounting in accordance with ASC 740, Income Taxes for the three fiscal quarters ended January 31, 2025 and one month ended July 31, 2024. The restatement adjustments are primarily a result of the changes to forecasted and actual pre-tax book income (loss) utilized in arriving at the estimated annual effective tax rate. The income tax effects of the error corrections are also included in the consolidated balance sheet accounts.

The following tables summarize the impact of the restatements on the Company’s unaudited quarterly condensed consolidated financial statements for the Restated Periods:

Summary of Restatements

Consolidated Statements of Operations

	Digital Cost of Sales
	Three months ended			One month ended
	June 30, 2024	October 31, 2024	January 31, 2025	July 31, 2024
Barnes & Noble Education - revenues
Product and other	$-	$-	$(3,500)	$-
Barnes & Noble Education - cost of revenues
Product and other cost of sales	-	12,409	(2,050)	-
Rental cost of sales	-	641	143	-
Other income and expenses
Income tax benefit (expense)	-	2,542	12,656	(2,460)

	Leases
	Three months ended			One month ended
	June 30, 2024	October 31, 2024	January 31, 2025	July 31, 2024
Barnes & Noble Education - cost of revenues
Product and other cost of sales	$(2,809)	$(18,673)	$(12,194)	$(958)
Rental cost of sales	-	(409)	43	-
Barnes & Noble Education - operating expenses
Selling and administrative expenses	-	-	-	70
Depreciation and amortization expense	-	9	13	15
Other income and expenses
Income tax benefit (expense)	-	63	2,117	236

	Other Adjustments
	Three months ended			One month ended
	June 30, 2024	October 31, 2024	January 31, 2025	July 31, 2024
Immersion - revenues
Royalty and license	$(3,943)	$-	$-	$-
Barnes & Noble Education - cost of revenues
Product and other cost of sales	-	-	(389)	(249)
Rental cost of sales	-	-	-	249
Barnes & Noble Education - operating expenses
Selling and administrative expenses	1,653	-	-	-
Depreciation and amortization expense	-	-	(41)	-
Impairment	-	-	643	-
Restructuring and other charges (credits)	-	-	1,300	-
Other income and expenses
Income tax benefit (expense)	957	-	-	-

	Total Statement of Operations
	Three months ended			One month ended
	June 30, 2024	October 31, 2024	January 31, 2025	July 31, 2024
Immersion - revenues
Royalty and license	$(3,943)	$-	$-	$-
Barnes & Noble Education - revenues
Product and other	-	-	(3,500)	-
Barnes & Noble Education - cost of revenues
Product and other cost of sales	(2,809)	(6,264)	(14,633)	(1,207)
Rental cost of sales	-	232	186	249
Barnes & Noble Education - operating expenses
Selling and administrative expenses	1,653	-	-	70
Depreciation and amortization expense	-	9	(28)	15
Impairment	-	-	643	-
Restructuring and other charges (credits)	-	-	1,300	-
Other income and expenses
Income tax benefit (expense)	957	2,605	14,773	(2,224)

Consolidated Balance Sheets

	As of	As of	As of
	June 30, 2024	October 31, 2024	January 31, 2025
	Digital Cost of Sales
Barnes & Noble Education - current assets
Accounts receivables, net	$(815)	$(16,079)	$(10,723)
Prepaid expenses and other current assets	-	(59)	3,700
Barnes & Noble Education - noncurrent assets
Other assets – noncurrent	-	-	(1,058)
Barnes & Noble Education - current liabilities
Accrued liabilities	4,265	2,245	(4,691)
Barnes & Noble Education - noncurrent liabilities
Deferred income taxes – noncurrent	-	(337)	3,598
Stockholders’ Equity
Accumulated earnings (deficit)	(5,080)	(18,045)	(6,987)

Consolidated Balance Sheets (continued)

	As of	As of	As of
	June 30, 2024	October 31, 2024	January 31, 2025
	Leases
Barnes & Noble Education - current assets
Prepaid expenses and other current assets	$-	$-	$3,067
Barnes & Noble Education - noncurrent assets
Property and equipment, net	-	210	(15)
Operating lease right-of-use assets	254	9,791	16,206
Barnes & Noble Education - current liabilities
Accrued liabilities	3,001	8,234	7,020
Operating lease liabilities – current	13,093	1,769	(3,643)
Barnes & Noble Education - noncurrent liabilities
Deferred income taxes – noncurrent	675	385	1,326
Operating lease liabilities – noncurrent	25,243	20,974	21,870
Stockholders’ Equity
Accumulated earnings (deficit)	(41,758)	(21,360)	(7,314)

	As of	As of	As of
	June 30, 2024	October 31, 2024	January 31, 2025
	Other Adjustments
Immersion - current assets
Prepaid expenses and other current assets	$(1,236)	$-	$-
Barnes & Noble Education - current assets
Accounts receivables, net	2,392	2,392	2,392
Textbook rental inventories, net	(4,677)	(4,677)	(4,677)
Prepaid expenses and other current assets	1,317	96	(820)
Immersion - noncurrent assets
Deferred tax assets	(3,343)	(3,342)	(865)
Other assets – noncurrent	(2,783)	-	-
Barnes & Noble Education - noncurrent assets
Goodwill	54,942	54,942	59,046
Other assets – noncurrent	346	914	1,079
Immersion - current liabilities
Deferred revenue – current	(13)	-	-
Other current liabilities	(957)	-	-
Barnes & Noble Education - current liabilities
Accrued liabilities	1,347	1,500	6,153
Immersion - nonurrent liabilities
Deferred revenue – noncurrent	(61)	-	-
Deferred income taxes – noncurrent	8,108	9,204	11,260
Barnes & Noble Education - noncurrent liabilities
Deferred income taxes – noncurrent	3,479	2,826	2,826
Other long-term liabilities	-	(7,828)	-
Stockholders’ Equity
Additional paid-in capital	45,632	(12,192)	(13,373)
Accumulated other comprehensive income (loss)	-	3,249	-
Accumulated earnings (deficit)	44,338	42,970	26,454
Noncontrolling interest in consolidated subsidiaries	(54,915)	10,594	22,833

Consolidated Balance Sheets (continued)

	As of	As of	As of
	June 30, 2024	October 31, 2024	January 31, 2025
	Total Balance Sheet
Immersion - current assets
Prepaid expenses and other current assets	$(1,236)	$-	$-
Barnes & Noble Education - current assets
Accounts receivables, net	1,577	(13,687)	(8,331)
Textbook rental inventories, net	(4,677)	(4,677)	(4,677)
Prepaid expenses and other current assets	1,317	37	5,947
Immersion - noncurrent assets
Deferred tax assets	(3,343)	(3,342)	(865)
Other assets – noncurrent	(2,783)	-	-
Barnes & Noble Education - noncurrent assets
Property and equipment, net	-	210	(15)
Goodwill	54,942	54,942	59,046
Operating lease right-of-use assets	254	9,791	16,206
Other assets – noncurrent	346	914	21
Immersion - current liabilities	-	-	-
Deferred revenue – current	(13)	-	-
Other current liabilities	(957)	-	-
Barnes & Noble Education - current liabilities
Accrued liabilities	8,613	11,979	8,482
Operating lease liabilities – current	13,093	1,769	(3,643)
Immersion - nonurrent liabilities
Deferred revenue – noncurrent	(61)	-	-
Deferred income taxes – noncurrent	8,108	9,204	11,260
Barnes & Noble Education - noncurrent liabilities
Deferred income taxes – noncurrent	4,154	2,874	7,750
Operating lease liabilities – noncurrent	25,243	20,974	21,870
Other long-term liabilities	-	(7,828)	-
Stockholders’ Equity
Additional paid-in capital	45,632	(12,192)	(13,373)
Accumulated other comprehensive income (loss)	-	3,249	-
Accumulated earnings (deficit)	(2,500)	3,565	12,153
Noncontrolling interest in consolidated subsidiaries	(54,915)	10,594	22,833

	One Month Ended July 31, 2024
(In thousands, except share data)	As Previously Reported	Adjustments	As restated
REVENUES
Immersion
Royalty and license	$1,900	$—	$1,900
Barnes & Noble Education
Product and other	85,045	—	85,045
Rental	2,998	—	2,998
	88,043	—	88,043
Total revenues	89,943	—	89,943
COST OF SALES (excludes depreciation and amortization expenses)
Barnes & Noble Education
Product and other cost of sales	71,206	(1,207)	69,999
Rental cost of sales	1,665	249	1,914
	72,871	(958)	71,913
OPERATING EXPENSES
Immersion
Selling and administrative expenses	1,752	—	1,752

Barnes & Noble Education
Selling and administrative expenses	20,088	70	20,158
Depreciation and amortization expense	3,120	15	3,135
Restructuring and other charges (credits)	2,627	—	2,627
	25,835	85	25,920
Total operating expenses	27,587	85	27,672
Operating Income (Loss)	(10,515)	873	(9,642)
Interest and other income (expense), net	6,524	—	6,524
Interest expense	(1,466)	—	(1,466)
Income (Loss) Before Income Taxes	(5,457)	873	(4,584)
Income tax benefit (expense)	(976)	(2,224)	(3,200)
Net Income (Loss)	(6,433)	(1,351)	(7,784)
Less: Net income (loss) attributable to noncontrolling interest	(6,756)	(782)	(7,538)
Net Income (Loss) Attributable to Immersion Stockholders	$323	$(569)	$(246)

Earnings Per Common Share Attributable to Immersion Stockholders
Basic	$0.01	$(0.02)	$(0.01)
Diluted	$0.01	$(0.02)	$(0.01)
Weighted Average Common Shares Outstanding
Basic	31,970	-	31,970
Diluted	32,700	(730)	31,970

	Three Months Ended June 30, 2024
(In thousands, except share data)	As Previously Reported	Adjustments	As restated
REVENUES
Immersion
Royalty and license	$52,403	$(3,943)	$48,460
Barnes & Noble Education
Product and other	45,073	—	45,073
Rental	1,948	—	1,948
	47,021	—	47,021
Total revenues	99,424	(3,943)	95,481
COST OF SALES (excludes depreciation and amortization expenses)
Barnes & Noble Education
Product and other cost of sales	39,675	(2,809)	36,866
Rental cost of sales	1,131	—	1,131
	40,806	(2,809)	37,997
OPERATING EXPENSES
Immersion
Selling and administrative expenses	14,175	—	14,175

Barnes & Noble Education
Selling and administrative expenses	14,519	1,653	16,172
Depreciation and amortization expense	2,140	—	2,140
Restructuring and other charges (credits)	2,378	—	2,378
	19,037	1,653	20,690
Total operating expenses	33,212	1,653	34,865
Operating Income (Loss)	25,406	(2,787)	22,619
Interest and other income (expense), net	4,609	—	4,609
Interest expense	(901)	—	(901)
Income (Loss) Before Income Taxes	29,114	(2,787)	26,327
Income tax benefit (expense)	(8,178)	957	(7,221)
Net Income (Loss)	20,936	(1,830)	19,106
Less: Net income (loss) attributable to noncontrolling interest	(8,009)	670	(7,339)
Net Income (Loss) Attributable to Immersion Stockholders	$28,945	$(2,500)	$26,445

Earnings Per Common Share Attributable to Immersion Stockholders
Basic	$0.91	$(0.08)	$0.83
Diluted	$0.89	$(0.08)	$0.81
Weighted Average Common Shares Outstanding
Basic	31,879	—	31,879
Diluted	32,525	—	32,525

	Six Months Ended June 30, 2024
(In thousands, except share data)	As Previously Reported	Adjustments	As restated
REVENUES
Immersion
Royalty and license	$96,250	$(3,943)	$92,307
Barnes & Noble Education
Product and other	45,073	—	45,073
Rental	1,948	—	1,948
	47,021	—	47,021
Total revenues	143,271	(3,943)	139,328
COST OF SALES (excludes depreciation and amortization expenses)
Barnes & Noble Education
Product and other cost of sales	39,675	(2,809)	36,866
Rental cost of sales	1,131	—	1,131
	40,806	(2,809)	37,997
OPERATING EXPENSES
Immersion
Selling and administrative expenses	41,408	—	41,408

Barnes & Noble Education
Selling and administrative expenses	14,519	1,653	16,172
Depreciation and amortization expense	2,140	—	2,140
Restructuring and other charges (credits)	2,378	—	2,378
	19,037	1,653	20,690
Total operating expenses	60,445	1,653	62,098
Operating Income (Loss)	42,020	(2,787)	39,233
Interest and other income (expense), net	12,715	—	12,715
Interest expense	(901)	—	(901)
Income (Loss) Before Income Taxes	53,834	(2,787)	51,047
Income tax benefit (expense)	(14,243)	957	(13,286)
Net Income (Loss)	39,591	(1,830)	37,761
Less: Net income (loss) attributable to noncontrolling interest	(8,009)	670	(7,339)
Net Income (Loss) Attributable to Immersion Stockholders	$47,600	$(2,500)	$45,100

Earnings Per Common Share Attributable to Immersion Stockholders
Basic	$1.50	$(0.08)	$1.42
Diluted	$1.47	$(0.08)	$1.39
Weighted Average Common Shares Outstanding
Basic	31,784	—	31,784
Diluted	32,407	—	32,407

	As of June 30, 2024
(In thousands)	As Previously Reported	Adjustments	As restated
ASSETS
Immersion
Cash and cash equivalents	$28,932	$—	$28,932
Investments – current	97,614	—	97,614
Accounts receivable, net	18,235	—	18,235
Prepaid expenses and other current assets	8,647	(1,236)	7,411
	153,428	(1,236)	152,192
Barnes & Noble Education
Cash and cash equivalents	6,855	—	6,855
Accounts receivables, net	122,797	1,577	124,374
Merchandise inventories, net	353,454	—	353,454
Textbook rental inventories, net	9,288	(4,677)	4,611
Prepaid expenses and other current assets	32,819	1,317	34,136
	525,213	(1,783)	523,430
Total Current Assets	678,641	(3,019)	675,622
Immersion
Property and equipment, net	166	—	166
Investments – noncurrent	45,163	—	45,163
Long-term deposits	6,310	—	6,310
Deferred tax assets	3,343	(3,343)	—
Other assets – noncurrent	33,775	(2,783)	30,992
	88,757	(6,126)	82,631
Barnes & Noble Education
Property and equipment, net	117,808	—	117,808
Intangible assets, net	94,786	—	94,786
Goodwill	14,220	54,942	69,162
Operating lease right-of-use assets	182,292	254	182,546
Other assets - noncurrent	11,162	346	11,508
	420,268	55,542	475,810
Total Assets	$1,187,666	$46,397	$1,234,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Immersion
Accounts payable	$81	$—	$81
Accrued compensation	2,850	—	2,850
Deferred revenue – current	12,082	(13)	12,069
Other current liabilities	27,605	(957)	26,648
	42,618	(970)	41,648
Barnes & Noble Education
Accounts payable	217,173	—	217,173
Accrued liabilities	69,638	8,613	78,251
Deferred revenue – current	8,159	—	8,159
Operating lease liabilities – current	100,221	13,093	113,314
	395,191	21,706	416,897
Total Current Liabilities	437,809	20,736	458,545
Immersion
Deferred revenue – noncurrent	8,665	(61)	8,604
Deferred income taxes – noncurrent	—	8,108	8,108
Other long-term liabilities	4,959	—	4,959
	13,624	8,047	21,671
Barnes & Noble Education
Deferred income taxes – noncurrent	636	4,154	4,790
Operating lease liabilities – noncurrent	107,400	25,243	132,643
Deferred revenue – noncurrent	3,393	—	3,393
Other long-term liabilities	12,240	—	12,240
Long-term borrowings	186,644	—	186,644
	310,313	29,397	339,710
Total Liabilities	761,746	58,180	819,926
Commitments and contingencies
Stockholders’ Equity
Common stock – $0.001 par value; 100,000,000 shares authorized; 48,153,239 shares issued; 31,960,747 shares outstanding	48	—	48
Additional paid-in capital	322,692	45,632	368,324
Accumulated other comprehensive income (loss)	1,335	—	1,335
Accumulated earnings (deficit)	11,560	(2,500)	9,060
Treasury stock – 16,192,492 shares, at cost	(105,363)	—	(105,363)
Total Stockholders' Equity Attributable to Immersion Corporation Stockholders	230,272	43,132	273,404
Noncontrolling interest in consolidated subsidiaries	195,648	(54,915)	140,733
Total Stockholders' Equity	425,920	(11,783)	414,137
Total Liabilities and Stockholders’ Equity	$1,187,666	$46,397	$1,234,063

	Six Months Ended June 30, 2024
	As previously reported	Adjustments	As restated
Cash flows provided by (used in) operating activities:
Net income	39,591	(1,830)	37,761
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of property and equipment	2,219	(46)	2,173
Amortization of ROU Assets	-	46	46
Stock-based compensation	2,268	-	2,268
Net (gains) losses on investment in marketable securities	(4,630)	-	(4,630)
Net (gain) loss on derivative instruments	(2,867)	-	(2,867)
Shares issued to an employee in lieu of cash compensation	1,316	-	1,316
Other noncash	(226)	1,500	1,274
Changes in operating assets and liabilities:
Accounts and other receivables	(24,474)	-	(24,474)
Merchandise inventories	(16,713)	-	(16,713)
Textbook rental inventories	548	-	548
Prepaid expenses and other current assets	4,221	(82)	4,139
Long-term deposits	(194)	-	(194)
Other assets	(33,200)	2,600	(30,600)
Changes in lease right of use assets and liabilities	(6,670)	38,083	31,413
Accounts payable and accrued liabilities	(44,013)	(39,239)	(83,252)
Other current liabilities	18,344	(958)	17,386
Deferred revenue	8,626	(74)	8,552
Other liabilities	(173)	-	(173)
Net cash and cash equivalents provided by operating activities	(56,027)	-	(56,027)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities and other investment	(82,065)	-	(82,065)
Proceeds from sale or maturities of marketable securities and other investments	80,985	-	80,985
Proceeds from sale of derivative instruments	5,595	-	5,595
Payments for settlement of derivative instruments	(5,368)	-	(5,368)
Acquisition of business net of cash acquired	(29,647)	-	(29,647)
Purchases of property and equipment	(928)	-	(928)
Net cash and cash equivalents provided by (used in) investing activities	(31,428)	-	(31,428)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	101,528	-	101,528
Repayments of borrowings	(16,119)	-	(16,119)
Dividends payments to stockholders	(2,992)	-	(2,992)
Payment for purchases of treasury stock	(4)	-	(4)
Shares withheld to cover payroll taxes	(617)	-	(617)
Net cash and cash equivalents used in financing activities	81,796	-	81,796
Net increase (decrease) in cash and cash equivalents	(5,659)	-	(5,659)
Cash and cash equivalents:
Beginning of period	56,071	-	56,071
End of period	$50,412	$-	$50,412

As Previously Reported Three Months Ended June 30, 2024

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
Balances at March 31, 2024	47,926,496	$48	$322,262	$1,530	$(17,385)	16,144,097	$(104,999)	$201,456	—	$201,456
Net income (loss)	—	—	—	—	28,945	—	—	28,945	(8,009)	20,936
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	(195)	—	—	—	(195)	—	(195)
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Release of restricted stock units and awards, net of shares withheld	137,500	—	—	—	—	48,395	(364)	(364)	—	(364)
Shares issued to an employee in lieu of cash compensation	89,243	—	762	—	—	—	—	762	—	762
Dividends declared	—	—	(1,524)	—	—	—	—	(1,524)	—	(1,524)
Stock-based compensation	—	—	1,192	—	—	—	—	1,192	—	1,192
Balances at June 30, 2024	48,153,239	$48	$322,692	$1,335	$11,560	16,192,492	$(105,363)	$230,272	$195,648	$425,920

As Restated for the Three Months Ended June 30, 2024
	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholders	Noncontrolling interest	Total Stockholders' Equity (Deficit)
Balances at March 31, 2024	47,926,496	$48	$322,262	$1,530	$(17,385)	16,144,097	$(104,999)	$201,456	$-	$201,456
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Net income (loss)	—	—	—	—	26,445	—	—	26,445	(7,339)	19,106
Unrealized gain (loss) on available for sale securities, net of taxes	—	—	—	(195)	—	—	—	(195)	—	(195)
Rebalancing of controlling and noncontrolling interest	—	—	55,585	—	—	—	—	55,585	(55,585)	—
Tax effects of changes in controlling and noncontrolling interest	—	—	(11,453)	—	—	—	—	(11,453)	—	(11,453)
Release of restricted stock units and awards, net of shares withheld for payroll taxes	137,500	—	—	—	—	48,395	(364)	(364)	—	(364)
Shares issued to an employee in lieu of cash compensation	89,243	—	762	—	—	—	—	762	—	762
Principal stockholder expense reimbursement	—	—	1,500	—	—	—	—	1,500	—	1,500
Share repurchases	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	(1,524)	—	—	—	—	(1,524)	—	(1,524)
Stock-based compensation	—	—	1,192	—	—	—	—	1,192	—	1,192
Balances at June 30, 2024	48,153,239	$48	$368,324	$1,335	$9,060	16,192,492	$(105,363)	$273,404	$140,733	$414,137

As Previously Reported Six Months Ended June 30, 2024

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
Balances at December 31, 2023	47,636,273	$48	322,134	$1,702	$(36,040)	16,107,296	$(104,742)	$183,102	—	$183,102
Net income (loss)	—	—	—	—	47,600	—	—	47,600	(8,009)	39,591
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	(367)	—	—	—	(367)	—	(367)
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Release of restricted stock units and awards	347,046	—	—	—	—	85,196	(621)	(621)	—	(621)
Shares issued to an employee in lieu of cash compensation	169,920	—	1,316	—	—	—	—	1,316	—	1,316
Dividends declared	—	—	(3,026)	—	—	—	—	(3,026)	—	(3,026)
Stock-based compensation	—	—	2,268	—	—	—	—	2,268	—	2,268
Balances at June 30, 2024	48,153,239	$48	322,692	$1,335	$11,560	16,192,492	$(105,363)	$230,272	$195,648	$425,920

As Restated for the Six Months Ended June 30, 2024
	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholders	Noncontrolling interest	Total Stockholders' Equity (Deficit)
Balances at December 31, 2023	47,636,273	48	322,134	1,702	(36,040)	16,107,296	(104,742)	183,102	—	183,102
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Net income (loss)	—	—	—	—	45,100	—	—	45,100	(7,339)	37,761
Unrealized gain (loss) on available for sale securities, net of taxes	—	—	—	(367)	—	—	—	(367)	—	(367)
Rebalancing of controlling and noncontrolling interest	—	—	55,585	—	—	—	—	55,585	(55,585)	—
Tax effects of changes in controlling and noncontrolling interest	—	—	(11,453)	—	—	—	—	(11,453)	—	(11,453)
Release of restricted stock units and awards, net of shares withheld for payroll taxes	347,046	—	—	—	—	85,196	(621)	(621)	—	(621)
Shares issued to an employee in lieu of cash compensation	169,920	—	1,316	—	—	—	—	1,316	—	1,316
Principal stockholder expense reimbursement	—	—	1,500	—	—	—	—	1,500	—	1,500
Share repurchases	—	—	—	—	—	—	—	—	—	—
Dividends declared	—	—	(3,026)	—	—	—	—	(3,026)	—	(3,026)
Stock-based compensation	—	—	2,268	—	—	—	—	2,268	—	2,268
Balances at June 30, 2024	48,153,239	$48	$368,324	$1,335	$9,060	16,192,492	$(105,363)	$273,404	$140,733	$414,137

	Three Months Ended October 31, 2024
(In thousands, except share data)	As Previously Reported	Adjustments	As restated
REVENUES
Immersion
Royalty and license	$14,127	$—	$14,127
Barnes & Noble Education
Product and other	559,674	—	559,674
Rental	42,448	—	42,448
	602,122	—	602,122
Total revenues	616,249	—	616,249
COST OF SALES (excludes depreciation and amortization expenses)
Barnes & Noble Education
Product and other cost of sales	443,123	(6,264)	436,859
Rental cost of sales	22,387	232	22,619
	465,510	(6,032)	459,478
OPERATING EXPENSES
Immersion
Selling and administrative expenses	4,165	—	4,165

Barnes & Noble Education
Selling and administrative expenses	72,717	—	72,717
Depreciation and amortization expense	9,391	9	9,400
Restructuring and other charges (credits)	59	—	59
	82,167	9	82,176
Total operating expenses	86,332	9	86,341
Operating Income (Loss)	64,407	6,023	70,430
Interest and other income (expense), net	3,540	—	3,540
Interest expense	(4,547)	—	(4,547)
Income (Loss) Before Income Taxes	63,400	6,023	69,423
Income tax benefit (expense)	(7,641)	2,605	(5,036)
Net Income (Loss)	55,759	8,628	64,387
Less: Net income (loss) attributable to noncontrolling interest	28,602	4,981	33,583
Net Income (Loss) Attributable to Immersion Stockholders	$27,157	$3,647	$30,804

Earnings Per Common Share Attributable to Immersion Stockholders
Basic	$0.84	$0.11	$0.95
Diluted	$0.83	$0.10	$0.93
Weighted Average Common Shares Outstanding
Basic	32,222	—	32,222
Diluted	32,917	—	32,917

	Six Months Ended October 31, 2024
(In thousands, except share data)	As Previously Reported	Adjustments	As restated
REVENUES
Immersion
Royalty and license	$62,552	$—	$62,552
Barnes & Noble Education
Product and other	689,792	—	689,792
Rental	47,394	—	47,394
	737,186	—	737,186
Total revenues	799,738	—	799,738
COST OF SALES (excludes depreciation and amortization expenses)
Barnes & Noble Education
Product and other cost of sales	554,004	(10,280)	543,724
Rental cost of sales	25,183	481	25,664
	579,187	(9,799)	569,388
OPERATING EXPENSES
Immersion
Selling and administrative expenses	17,576	—	17,576

Barnes & Noble Education
Selling and administrative expenses	107,324	1,722	109,046
Depreciation and amortization expense	14,651	25	14,676
Restructuring and other charges (credits)	5,064	—	5,064
	127,039	1,747	128,786
Total operating expenses	144,615	1,747	146,362
Operating Income (Loss)	75,936	8,052	83,988
Interest and other income (expense), net	14,236	—	14,236
Interest expense	(6,914)	—	(6,914)
Income (Loss) Before Income Taxes	83,258	8,052	91,310
Income tax benefit (expense)	(15,104)	381	(14,723)
Net Income (Loss)	68,154	8,433	76,587
Less: Net income (loss) attributable to noncontrolling interest	13,837	4,869	18,706
Net Income (Loss) Attributable to Immersion Stockholders	$54,317	$3,564	$57,881

Earnings Per Common Share Attributable to Immersion Stockholders
Basic	$1.69	$0.12	$1.81
Diluted	$1.65	$0.12	$1.77
Weighted Average Common Shares Outstanding
Basic	32,093	—	32,093
Diluted	32,889	—	32,889

	As of October 31, 2024
(In thousands)	As Previously Reported	Adjustments	As restated
ASSETS
Immersion
Cash and cash equivalents	$68,920	$—	$68,920
Investments – current	78,809	—	78,809
Accounts receivable, net	4,315	—	4,315
Prepaid expenses and other current assets	14,846	—	14,846
	166,890	—	166,890
Barnes & Noble Education
Cash and cash equivalents	11,619	—	11,619
Accounts receivables, net	275,847	(13,687)	262,160
Merchandise inventories, net	315,469	—	315,469
Textbook rental inventories, net	49,672	(4,677)	44,995
Prepaid expenses and other current assets	33,329	37	33,366
	685,936	(18,327)	667,609
Total Current Assets	852,826	(18,327)	834,499
Immersion
Property and equipment, net	142	—	142
Investments – noncurrent	37,347	—	37,347
Long-term deposits	6,293	—	6,293
Deferred tax assets	3,342	(3,342)	—
Other assets – noncurrent	24,398	—	24,398
	71,522	(3,342)	68,180
Barnes & Noble Education
Property and equipment, net	107,413	210	107,623
Intangible assets, net	93,504	—	93,504
Goodwill	14,220	54,942	69,162
Operating lease right-of-use assets	169,250	9,791	179,041
Other assets - noncurrent	11,383	914	12,297
	395,770	65,857	461,627
Total Assets	$1,320,118	$44,188	$1,364,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Immersion
Accounts payable	$51	$—	$51
Accrued compensation	2,860	—	2,860
Deferred revenue – current	2,956	—	2,956
Other current liabilities	25,478	—	25,478
	31,345	—	31,345
Barnes & Noble Education
Accounts payable	298,952	—	298,952
Accrued liabilities	60,508	11,979	72,487
Deferred revenue – current	37,662	—	37,662
Operating lease liabilities – current	88,730	1,769	90,499
	485,852	13,748	499,600
Total Current Liabilities	517,197	13,748	530,945
Immersion
Deferred revenue – noncurrent	7,262	—	7,262
Deferred income taxes – noncurrent	—	9,204	9,204
Other long-term liabilities	4,946	—	4,946
	12,208	9,204	21,412
Barnes & Noble Education
Deferred income taxes – noncurrent	2,050	2,874	4,924
Operating lease liabilities – noncurrent	114,290	20,974	135,264
Deferred revenue – noncurrent	3,215	—	3,215
Other long-term liabilities	11,120	(7,828)	3,292
Long-term borrowings	177,551	—	177,551
	308,226	16,020	324,246
Total Liabilities	837,631	38,972	876,603
Commitments and contingencies
Stockholders’ Equity
Common stock – $0.001 par value; 100,000,000 shares authorized; 48,685,577 shares issued and outstanding	49	—	49
Additional paid-in capital	382,174	(12,192)	369,982
Accumulated other comprehensive income (loss)	1,531	3,249	4,780
Accumulated earnings (deficit)	34,535	3,565	38,100
Treasury stock – 16,409,872 shares, at cost	(107,408)	—	(107,408)
Total Stockholders' Equity Attributable to Immersion Corporation Stockholders	310,881	(5,378)	305,503
Noncontrolling interest in consolidated subsidiaries	171,606	10,594	182,200
Total Stockholders' Equity	482,487	5,216	487,703
Total Liabilities and Stockholders’ Equity	$1,320,118	$44,188	$1,364,306

	Six Months Ended October 31, 2024
	As previously reported	Adjustments	As restated
Cash flows provided by (used in) operating activities:
Net income	$68,154	$8,433	$76,587
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of property and equipment	14,700	25	14,725
Stock-based compensation	4,795	-	4,795
Pension adjustment	-	7,828	7,828
Loss on disposal of property and equipment	3,036	-	3,036
Net (gains) losses on investment in marketable securities	(4,474)	-	(4,474)
Net (gain) loss on derivative instruments	(4,219)	-	(4,219)
Shares issued to an employee in lieu of cash compensation	818	-	818
Deferred income tax	(1,928)	(628)	(2,556)
Other noncash	(224)	1,265	1,041
Changes in operating assets and liabilities:
Accounts and other receivables	(163,281)	15,264	(148,017)
Merchandise inventories	21,272	-	21,272
Textbook rental inventories	(39,836)	-	(39,836)
Prepaid expenses and other current assets	(1,943)	(37)	(1,980)
Long-term deposits	35	-	35
Other assets	(22,020)	(1,404)	(23,424)
Changes in lease right of use assets and liabilities	1,771	12,954	14,725
Accounts payable and accrued liabilities	27,736	(35,872)	(8,136)
Other current liabilities	13,347	-	13,347
Deferred revenue	19,579	-	19,579
Other liabilities	(1,293)	(7,828)	(9,121)
Net cash and cash equivalents provided by operating activities	(63,975)	-	(63,975)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities and other investment	(47,992)	-	(47,992)
Proceeds from sale or maturities of marketable securities and other investments	75,443	-	75,443
Proceeds from sale of derivative instruments	4,122	-	4,122
Payments for settlement of derivative instruments	(1,450)	-	(1,450)
Acquisition of business net of cash acquired	(29,647)	-	(29,647)
Purchases of property and equipment	(5,587)	-	(5,587)
Proceeds from disposal of property and equipment	792	-	792
Net cash and cash equivalents provided by (used in) investing activities	(4,319)	-	(4,319)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	404,144	-	404,144
Repayments of borrowings	(327,828)	-	(327,828)
Proceeds from sale of Barnes & Noble Education common stock, net of commissions and issuance costs	9,412	-	9,412
Dividends payments to stockholders	(3,043)	-	(3,043)
Shares withheld to cover payroll taxes	(2,049)	-	(2,049)
Net cash and cash equivalents used in financing activities	80,636	-	80,636
Net increase (decrease) in cash and cash equivalents	12,342	-	12,342
Cash and cash equivalents:
Beginning of period	85,521	-	85,521
End of period	$97,863	$-	$97,863

As Previously Reported Three Months Ended October 31, 2024

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Earnings	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
Balances at July 31, 2024	48,436,572	$48	$380,007	$1,801	$8,897	16,311,799	$(106,489)	$284,264	$132,517	$416,781
Net income	—	—	—	—	27,157	—	—	27,157	28,602	55,759
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	(270)	—	—	—	(270)	—	(270)
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(830)	—	—	—	—	(830)	10,242	9,412
Release of restricted stock units and awards, net of shares withheld	242,333	1	—	—	—	98,073	(919)	(918)	—	(918)
Shares issued to an employee in lieu of cash compensation	6,672	—	55	—	—	—	—	55	—	55
Dividends declared	—	—	—	—	(1,519)	—	—	(1,519)	—	(1,519)
Rebalancing of controlling and noncontrolling interest	—	—	788	—	—	—	—	788	(788)	—
Stock-based compensation	—	—	2,154	—	—	—	—	2,154	1,033	3,187
Balances at October 31, 2024	48,685,577	$49	$382,174	$1,531	$34,535	16,409,872	$(107,408)	$310,881	$171,606	$482,487

As Restated for the Three Months Ended October 31, 2024
	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholders	Noncontrolling interest	Total Stockholders' Equity (Deficit)
Balance at July 31, 2024	48,436,572	$48	$369,124	$1,801	$8,813	16,311,799	$(106,489)	$273,297	$133,344	$406,641
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	30,804	—	—	30,804	33,583	64,387
Unrealized gain (loss) on available for sale securities, net of taxes	—	—	—	(269)	—	—	—	(269)	—	(269)
Pension adjustments	—	—	—	3,248	—	—	—	3,248	4,580	7,828
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(953)	—	—	—	—	(953)	10,365	9,412
Rebalancing of controlling and noncontrolling interest	—	—	703	—	—	—	—	703	(703)	—
Tax effects of changes in controlling and noncontrolling interest	—	—	(1,097)	—	—	—	—	(1,097)	—	(1,097)
Release of restricted stock units and awards, net of shares withheld for payroll taxes	242,333	1	(1)	—	—	98,073	(919)	(919)	—	(919)
Shares issued to an employee in lieu of cash compensation	6,672	—	52	—	—	—	—	52	—	52
Dividends declared	—	—	—	—	(1,517)	—	—	(1,517)	—	(1,517)
Stock-based compensation	—	—	2,154	—	—	—	—	2,154	1,031	3,185
Balances at October 31, 2024	48,685,577	$49	$369,982	$4,780	$38,100	16,409,872	$(107,408)	$305,503	$182,200	$487,703

As Previously Reported Six Months Ended October 31, 2024

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
Balances at April 30, 2024	48,047,329	$48	322,786	$2,019	$(18,263)	16,192,492	$(105,360)	$201,230	—	$201,230
Net income	—	—	—	—	54,317	—	—	54,317	13,837	68,154
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	(488)	—	—	—	(488)		(488)
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(830)	—	—	—	—	(830)	10,242	9,412
Release of restricted stock units and awards, net of shares withheld for payroll taxes	542,333	1	—	—	—	217,380	(2,048)	(2,047)	—	(2,047)
Shares issued to an employee in lieu of cash compensation	95,915	—	817	—	—	—	—	817	—	817
Dividends declared	—	—	(1,524)	—	(1,519)	—	—	(3,043)	—	(3,043)
Rebalancing of controlling and noncontrolling interest	—	—	57,240	—	—	—	—	57,240	(57,240)	—
Stock-based compensation	—	—	3,685	—	—	—	—	3,685	1,110	4,795
Balances at October 31, 2024	48,685,577	$49	382,174	$1,531	$34,535	16,409,872	$(107,408)	$310,881	$171,606	$482,487

As Restated for the Six Months Ended October 31, 2024
	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholders	Noncontrolling interest	Total Stockholders' Equity (Deficit)
Balances at April 30, 2024	48,047,329	$48	$322,786	$2,019	$(18,263)	16,192,492	$(105,360)	$201,230	$—	$201,230
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Net income (loss)	—	—	—	—	57,881	—	—	57,881	18,706	76,587
Unrealized gain (loss) on available for sale securities, net of taxes	—	—	—	(487)	—	—	—	(487)	—	(487)
Pension adjustments	—	—	—	3,248	—	—	—	3,248	4,580	7,828
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(953)	—	—	—	—	(953)	10,365	9,412
Rebalancing of controlling and noncontrolling interest	—	—	56,223	—	—	—	—	56,223	(56,223)	—
Tax effects of changes in controlling and noncontrolling interest	—	—	(12,548)	—	—	—	—	(12,548)	—	(12,548)
Release of restricted stock units and awards, net of shares withheld for payroll taxes	542,333	1	(1)	—	—	217,380	(2,048)	(2,048)	—	(2,048)
Shares issued to an employee in lieu of cash compensation	95,915	—	814	—	—	—	—	814	—	814
Principal stockholder expense reimbursement	—	—	1,500	—	—	—	—	1,500	—	1,500
Dividends declared	—	—	(1,524)	—	(1,518)	—	—	(3,042)	—	(3,042)
Stock-based compensation	—	—	3,685	—	—	—	—	3,685	1,115	4,800
Balances at October 31, 2024	48,685,577	$49	$369,982	$4,780	$38,100	16,409,872	$(107,408)	$305,503	$182,200	$487,703

	Three Months Ended January 31, 2025
(In thousands, except share data)	As Previously Reported	Adjustments	As restated
REVENUES
Immersion
Royalty and license	$8,437	$—	$8,437
Barnes & Noble Education
Product and other	423,163	(3,500)	419,663
Rental	43,162	—	43,162
	466,325	(3,500)	462,825
Total revenues	474,762	(3,500)	471,262
COST OF SALES (excludes depreciation and amortization expenses)
Barnes & Noble Education
Product and other cost of sales	343,613	(14,633)	328,980
Rental cost of sales	25,330	186	25,516
	368,943	(14,447)	354,496
OPERATING EXPENSES
Immersion
Selling and administrative expenses	5,010	—	5,010

Barnes & Noble Education
Selling and administrative expenses	71,498	—	71,498
Depreciation and amortization expense	9,979	(28)	9,951
Impairment	604	643	1,247
Restructuring and other charges (credits)	(7,478)	1,300	(6,178)
	74,603	1,915	76,518
Total operating expenses	79,613	1,915	81,528
Operating Income (Loss)	26,206	9,032	35,238
Interest and other income (expense), net	14,803	—	14,803
Interest expense	(4,167)	—	(4,167)
Income (Loss) Before Income Taxes	36,842	9,032	45,874
Income tax benefit (expense)	(17,417)	14,773	(2,644)
Net Income (Loss)	19,425	23,805	43,230
Less: Net income (loss) attributable to noncontrolling interest	3,953	15,216	19,169
Net Income (Loss) Attributable to Immersion Stockholders	$15,472	$8,589	$24,061

Earnings Per Common Share Attributable to Immersion Stockholders
Basic	$0.48	$0.26	$0.74
Diluted	$0.47	$0.26	$0.73
Weighted Average Common Shares Outstanding
Basic	32,294	—	32,294
Diluted	33,055	—	33,055

	Nine Months Ended January 31, 2025
(In thousands, except share data)	As Previously Reported	Adjustments	As restated
REVENUES
Immersion
Royalty and license	$70,989	-	$70,989
Barnes & Noble Education
Product and other	1,112,955	(3,500)	1,109,455
Rental	90,556	-	90,556
	1,203,511	(3,500)	1,200,011
Total revenues	1,274,500	(3,500)	1,271,000
COST OF SALES (excludes depreciation and amortization expenses)
Barnes & Noble Education
Product and other cost of sales	897,617	(24,913)	872,704
Rental cost of sales	50,513	667	51,180
	948,130	(24,246)	923,884
OPERATING EXPENSES
Immersion
Selling and administrative expenses	22,586	-	22,586

Barnes & Noble Education
Selling and administrative expenses	178,822	1,722	180,544
Depreciation and amortization expense	24,630	(3)	24,627
Impairment	604	643	1,247
Restructuring and other charges (credits)	(2,414)	1,300	(1,114)
	201,642	3,662	205,304
Total operating expenses	224,228	3,662	227,890
Operating Income (Loss)	102,142	17,084	119,226
Interest and other income (expense), net	29,039	-	29,039
Interest expense	(11,081)	-	(11,081)
Income (Loss) Before Income Taxes	120,100	17,084	137,184
Income tax benefit (expense)	(32,521)	15,154	(17,367)
Net Income (Loss)	87,579	32,238	119,817
Less: Net income (loss) attributable to noncontrolling interest	17,790	20,085	37,875
Net Income (Loss) Attributable to Immersion Stockholders	$69,789	12,153	$81,942

Earnings Per Common Share Attributable to Immersion Stockholders
Basic	$2.17	$0.39	$2.56
Diluted	$2.12	$0.38	$2.50
Weighted Average Common Shares Outstanding
Basic	32,159	—	32,159
Diluted	32,959	—	32,959

	As of January 31, 2025
(In thousands)	As Previously Reported	Adjustments	As restated
ASSETS
Immersion
Cash and cash equivalents	68,505	-	68,505
Investments – current	76,221	-	76,221
Accounts receivable, net	3,117	-	3,117
Prepaid expenses and other current assets	19,299	-	19,299
	167,142	-	167,142
Barnes & Noble Education
Cash and cash equivalents	9,185	-	9,185
Accounts receivables, net	354,241	(8,331)	345,910
Merchandise inventories, net	326,825	-	326,825
Textbook rental inventories, net	41,033	(4,677)	36,356
Prepaid expenses and other current assets	27,549	5,947	33,496
	758,833	(7,061)	751,772
Total Current Assets	925,975	(7,061)	918,914
Immersion
Property and equipment, net	127	-	127
Investments – noncurrent	44,118	-	44,118
Long-term deposits	6,149	-	6,149
Deferred tax assets	865	(865)	-
Other assets – noncurrent	27,774	-	27,774
	79,033	(865)	78,168
Barnes & Noble Education
Property and equipment, net	100,752	(15)	100,737
Intangible assets, net	92,542	-	92,542
Goodwill	10,116	59,046	69,162
Operating lease right-of-use assets	150,403	16,206	166,609
Other assets - noncurrent	11,722	21	11,743
	365,535	75,258	440,793
Total Assets	1,370,543	67,332	1,437,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Immersion
Accounts payable	16	-	16
Accrued compensation	190	-	190
Deferred revenue – current	2,942	-	2,942
Other current liabilities	30,427	-	30,427
	33,575	-	33,575
Barnes & Noble Education
Accounts payable	303,577	-	303,577
Accrued liabilities	77,272	8,482	85,754
Deferred revenue – current	49,708	-	49,708
Operating lease liabilities – current	74,474	(3,643)	70,831
	505,031	4,839	509,870
Total Current Liabilities	538,606	4,839	543,445
Immersion
Deferred revenue – noncurrent	6,522	-	6,522
Deferred income taxes – noncurrent	-	11,260	11,260
Other long-term liabilities	4,933	-	4,933
	11,455	11,260	22,715
Barnes & Noble Education
Deferred income taxes – noncurrent	-	7,750	7,750
Operating lease liabilities – noncurrent	106,468	21,870	128,338
Deferred revenue – noncurrent	3,260	-	3,260
Other long-term liabilities	3,261	-	3,261
Long-term borrowings	141,200	-	141,200
	254,189	29,620	283,809
Total Liabilities	804,250	45,719	849,969
Commitments and contingencies
Stockholders’ Equity
Common stock – $0.001 par value; 100,000,000 shares authorized; 49,020,309 shares issued; 32,396,432 shares outstanding	49	-	49
Additional paid-in capital	384,749	(13,373)	371,376
Accumulated other comprehensive income (loss)	1,911	-	1,911
Accumulated earnings (deficit)	41,710	12,153	53,863
Treasury stock – 16,623,877 shares, at cost	(109,253)	-	(109,253)
Total Stockholders' Equity Attributable to Immersion Corporation Stockholders	319,166	(1,220)	317,946
Noncontrolling interest in consolidated subsidiaries	247,127	22,833	269,960
Total Stockholders' Equity	566,293	21,613	587,906
Total Liabilities and Stockholders’ Equity	1,370,543	67,332	1,437,875

	Nine Months Ended January 31, 2025
	As previously reported	Adjustments	As restated
Cash flows provided by (used in) operating activities:
Net income	$87,579	$32,238	$119,817
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation of property and equipment	24,704	(3)	24,701
Impairment loss	-	1,247	1,247
Stock-based compensation	9,380	-	9,380
Loss on disposal of property and equipment	3,227	(18)	3,209
Net (gains) losses on investment in marketable securities	(15,596)	-	(15,596)
Net (gain) loss on derivative instruments	(5,586)	-	(5,586)
Shares issued to an employee in lieu of cash compensation	1,545	-	1,545
Deferred income tax	(1,908)	4,651	2,743
Other noncash	(137)	965	828
Changes in operating assets and liabilities:
Accounts and other receivables	(240,477)	9,908	(230,569)
Merchandise inventories	9,916	-	9,916
Textbook rental inventories	(31,198)	-	(31,198)
Prepaid expenses and other current assets	(10,362)	(5,947)	(16,309)
Long-term deposits	48	-	48
Other assets	(24,628)	(1,664)	(26,292)
Changes in lease right of use assets and liabilities	(1,460)	1,344	(116)
Accounts payable and accrued liabilities	49,767	(42,721)	7,046
Other current liabilities	15,747	-	15,747
Deferred revenue	30,916	-	30,916
Other liabilities	(9,151)	-	(9,151)
Net cash and cash equivalents used in operating activities	(107,674)	-	(107,674)
Cash flows provided by (used in) investing activities:
Purchases of marketable securities and other investment	(80,951)	-	(80,951)
Proceeds from sale or maturities of marketable securities and other investments	115,710	-	115,710
Proceeds from sale of derivative instruments	11,491	-	11,491
Payments for settlement of derivative instruments	(4,856)	-	(4,856)
Acquisition of business net of cash acquired	(29,647)	-	(29,647)
Purchases of property and equipment	(8,134)	-	(8,134)
Proceeds from disposal of property and equipment	792	-	792
Net cash and cash equivalents provided by (used in) investing activities	4,405	-	4,405
Cash flows provided by (used in) financing activities:
Proceeds from borrowings	616,455	-	616,455
Repayments of borrowings	(576,491)	-	(576,491)
Proceeds from sale of Barnes & Noble Education common stock, net of commissions and issuance costs	78,251	-	78,251
Dividends payments to stockholders	(11,340)	-	(11,340)
Shares withheld to cover payroll taxes	(2,725)	-	(2,725)
Other financing activities	(1,170)	-	(1,170)
Net cash and cash equivalents used in financing activities	102,980	-	102,980
Net increase (decrease) in cash and cash equivalents	(289)	-	(289)
Cash and cash equivalents:
Beginning of period	85,521	-	85,521
End of period	$85,232	$-	$85,232

As Previously Reported Three Months Ended January 31, 2025

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
Balances at October 31, 2024	48,685,577	$49	$382,174	$1,531	$34,535	16,409,872	$(107,408)	$310,881	$171,606	$482,487
Net income (loss)	—	—	—	—	15,472	—	—	15,472	3,953	19,425
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	380	—	—	—	380	—	380
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(1,506)	—	—	—	—	(1,506)	70,345	68,839
Release of restricted stock units and awards, net of shares withheld	247,833	—	—	—	—	77,337	(675)	(675)	—	(675)
Shares issued to an employee in lieu of cash compensation	86,899	—	727	—	—	—	—	727	—	727
Dividends declared	—	—	—	—	(8,297)	—	—	(8,297)	—	(8,297)
Stock repurchases	—	—	—	—	—	136,668	(1,170)	(1,170)	—	(1,170)
Rebalancing of controlling and noncontrolling interest	—	—	1,274	—	—	—	—	1,274	(1,274)	—
Stock-based compensation	—	—	2,080	—	—	—	—	2,080	2,497	4,577
Balances at January 31, 2025	49,020,309	$49	$384,749	$1,911	$41,710	16,623,877	$(109,253)	$319,166	$247,127	$566,293

As Restated for the Three Months Ended January 31, 2025
	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholders	Noncontrolling interest	Total Stockholders' Equity (Deficit)
Balance at October 31, 2024	48,685,577	$49	$369,982	$4,780	$38,100	16,409,872	$(107,408)	$305,503	$182,200	$487,703
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	24,061	—	—	24,061	19,169	43,230
Unrealized gain (loss) on available for sale securities, net of taxes	—	—	—	379	—	—	—	379	—	379
Pension adjustments	—	—	—	(3,248)	—	—	—	(3,248)	(4,580)	(7,828)
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(4,353)	—	—	—	—	(4,353)	73,191	68,838
Rebalancing of controlling and noncontrolling interest	—	—	2,517	—	—	—	—	2,517	(2,517)	—
Tax effects of changes in controlling and noncontrolling interest	—	—	422	—	—	—	—	422	—	422
Release of restricted stock units and awards, net of shares withheld for payroll taxes	247,833	—	—	—	—	77,337	(675)	(675)	—	(675)
Shares issued to an employee in lieu of cash compensation	86,899	—	727	—	—	—	—	727	—	727
Share repurchases	—	—	—	—	—	136,668	(1,170)	(1,170)	—	(1,170)
Dividends declared	—	—	—	—	(8,298)	—	—	(8,298)	—	(8,298)
Stock-based compensation	—	—	2,081	—	—	—	—	2,081	2,497	4,578
Balances at January 31, 2025	49,020,309	$49	$371,376	$1,911	$53,863	16,623,877	$(109,253)	$317,946	$269,960	$587,906

As Previously Reported Nine Months Ended January 31, 2025

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
Balances at April 30, 2024	48,047,329	$48	322,786	$2,019	$(18,263)	16,192,492	$(105,360)	$201,230	—	$201,230
Net income (loss)	—	—	—	—	69,789	—	—	69,789	17,790	87,579
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(108)	—	—	—	(108)		(108)
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(2,336)	—	—	—	—	(2,336)	80,587	78,251
Release of restricted stock units and awards, net of shares withheld for payroll taxes	790,166	1	—	—	—	294,717	(2,723)	(2,722)	—	(2,722)
Shares issued to an employee in lieu of cash compensation	182,814	—	1,545	—	—	—	—	1,545	—	1,545
Dividends declared	—	—	(1,524)	—	(9,816)	—	—	(11,340)	—	(11,340)
Stock repurchases	—	—	—	—	—	136,668	(1,170)	(1,170)	—	(1,170)
Rebalancing of controlling and noncontrolling interest	—	—	58,514	—	—	—	—	58,514	(58,514)	—
Stock-based compensation	—	—	5,764	—	—	—	—	5,764	3,607	9,371
Balances at January 31, 2025	49,020,309	$49	384,749	$1,911	$41,710	16,623,877	$(109,253)	$319,166	$247,127	$566,293

As Restated for the Nine Months Ended January 31, 2025
	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholders	Noncontrolling interest	Total Stockholders' Equity (Deficit)
Balances at April 30, 2024	48,047,329	$48	$322,786	$2,019	$(18,263)	16,192,492	$(105,360)	$201,230	$—	$201,230
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Net income (loss)	—	—	—	—	81,942	—	—	81,942	37,875	119,817
Unrealized gain (loss) on available for sale securities, net of taxes	—	—	—	(108)	—	—	—	(108)	—	(108)
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(5,306)	—	—	—	—	(5,306)	83,556	78,250
Rebalancing of controlling and noncontrolling interest	—	—	58,740	—	—	—	—	58,740	(58,740)	—
Tax effects of changes in controlling and noncontrolling interest	—	—	(12,126)	—	—	—	—	(12,126)	—	(12,126)
Release of restricted stock units and awards, net of shares withheld for payroll taxes	790,166	1	(1)	—	—	294,717	(2,723)	(2,723)	—	(2,723)
Shares issued to an employee in lieu of cash compensation	182,814	—	1,541	—	—	—	—	1,541	—	1,541
Principal stockholder expense reimbursement	—	—	1,500	—	—	—	—	1,500	—	1,500
Share repurchases	—	—	—	—	—	136,668	(1,170)	(1,170)	—	(1,170)
Dividends declared	—	—	(1,524)	—	(9,816)	—	—	(11,340)	—	(11,340)
Stock-based compensation	—	—	5,766	—	—	—	—	5,766	3,612	9,378
Balances at January 31, 2025	49,020,309	$49	$371,376	$1,911	$53,863	16,623,877	$(109,253)	$317,946	$269,960	$587,906

The following table presents the preliminary purchase price allocation for the acquisition of Barnes & Noble Education as previously reported in the Company’s Form 10-Q for the three months ended June 30, 2024, October 31, 2024, and January 31, 2025, as adjusted for the error corrections described above.

	As Previously Reported	Adjustment	Final Purchase Price Allocation (As Restated)
Assets acquired
Cash and cash equivalents	$14,736	$—	$14,736
Accounts receivable	113,743	1,577	115,320
Merchandise inventories	336,741	—	336,741
Textbook rental inventories	9,835	(4,677)	5,158
Prepaid expenses and other current assets (including $4.8 million in restricted cash)	26,969	—	26,969
Property and equipment	118,818	—	118,818
Operating lease right-of-use assets	155,664	30,516	186,180
Intangible assets	95,000	—	95,000
Other assets noncurrent (including $1.0 million in restricted cash)	11,634	162	11,796
Total assets acquired	$883,140	$27,578	$910,718
Liabilities Assumed
Accounts payable	279,456	—	279,456
Accrued liabilities	51,123	47,851	98,974
Deferred revenue - current	7,651	—	7,651
Operating lease liabilities - current	80,263	(3,586)	76,677
Deferred income taxes – noncurrent	636	4,154	4,790
Operating lease liabilities - noncurrent	107,400	34,101	141,501
Deferred revenue - noncurrent	3,393	—	3,393
Other long-term liabilities	12,413	—	12,413
Long-term borrowings	101,235	—	101,235
Total liabilities assumed	$643,570	$82,520	$726,090
Net Assets Acquired	$239,570	$(54,942)	$184,628

Total Consideration Transferred	$50,133	$—	$50,133
Less: Net assets acquired	(239,570)	54,942	(184,628)
Plus: Noncontrolling interest	203,657	—	203,657
Goodwill	$14,220	$54,942	$69,162

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a‑15 and 15d‑15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.

As discussed in Note 20. Restatement of Quarterly Financial Information (Unaudited), to our consolidated financial statements, during fiscal 2025 we identified errors in the financial statements for periods following our acquisition of a controlling interest in Barnes & Noble Education on June 10, 2024. Those errors resulted in the restatement of our previously issued condensed consolidated financial statements for the interim periods ended June 30, 2024, October 31, 2024, and January 31, 2025. The underlying misstatements at Barnes & Noble Education, which arose from unsupported journal entries and related control deficiencies identified in connection with an investigation overseen by Barnes & Noble Education’s Audit Committee and Board of Directors, were material to Barnes & Noble Education and, on a qualitative and quantitative basis, were also material to our consolidated financial statements.

In light of the material weaknesses in internal control over financial reporting described below, including those associated with Barnes & Noble Education that contributed to the restatements of our previously issued interim consolidated financial statements, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of April 30, 2025 in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or prevent all misstatements or failures within the Company to disclose material information required to be set forth in our periodic reports.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes those policies and procedures that:

1.
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors
3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2025 using the criteria set forth in the Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report on Form 10‑K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of April 30, 2025. This conclusion is due to (i) material weaknesses identified in our internal control over financial reporting related to the accounting for and integration of Barnes & Noble Education, and (ii) a material weakness related to our internal controls over accounting for the Barnes & Noble Education business combination, each of which is described below.

Material Weaknesses Related to Barnes & Noble Education

As discussed in Note 2 to our consolidated financial statements, following our acquisition of a controlling interest in Barnes & Noble Education on June 10, 2024, it was discovered that an individual at Barnes & Noble Education had made unsupported journal entries that were not detected on a timely basis by Barnes & Noble Education’s internal controls. In connection with an investigation overseen by Barnes & Noble Education’s Audit Committee and Board of Directors and the resulting restatement of Barnes & Noble Education’s previously issued consolidated financial statements, Barnes & Noble Education identified multiple material weaknesses in its internal control over financial reporting for the fiscal years ending May 3, 2025 and April 27, 2024, including deficiencies in its control environment, risk assessment, information and communication, monitoring activities, and control activities.

Because Barnes & Noble Education’s financial information has been consolidated into our consolidated financial statements for periods subsequent to June 10, 2024, and because the misstatements in Barnes & Noble Education’s financial statements for such periods were material to our consolidated financial statements, the material weaknesses in Barnes & Noble Education’s internal control over financial reporting also represent material weaknesses in our internal control over financial reporting as of April 30, 2025. These material weaknesses contributed to the errors that resulted in the restatement of our previously issued condensed consolidated financial statements for the interim periods ended June 30, 2024, October 31, 2024, and January 31, 2025.

The material weaknesses at Barnes & Noble Education include, among other things:

•
Control Environment – Significant turnover in key leadership roles in Barnes & Noble Education’s accounting and finance organization during fiscal 2025 resulted in ineffective establishment of reporting lines, authorities and responsibilities, and insufficient resources to develop and operate certain internal controls over financial reporting.
•
Risk Assessment – Ineffective risk assessment processes to identify and analyze risks related to the achievement of certain financial reporting objectives, including risks of fraud and the impact of business changes on the system of internal controls.
•
Information and Communication – Ineffective information and communication activities, including untimely communication of expectations regarding roles and responsibilities and inconsistent evidence of review over the completeness and accuracy of information produced by Barnes & Noble Education and used in controls.
•
Monitoring Activities – Ineffective monitoring activities, including insufficient evaluation of the effectiveness of certain key controls, which included certain account reconciliation controls.
•
Control Activities – Design and operating deficiencies in certain control activities, including:
o
Controls over the review and approval of manual journal entries, including segregation of duties and review of underlying support.
o
General information technology controls relating to user access for certain systems supporting financial reporting at a Barnes & Noble Education subsidiary.
o
Controls over the completeness and accuracy of information produced by Barnes & Noble Education and used in the execution of key controls.

o
Controls over accounting for non-routine transactions.
o
Controls over the monthly account reconciliation process in certain areas, including adequacy of support, evidence of review, and timely resolution of reconciling items.
o
Controls over the accounting for leases.

These material weaknesses existed at Barnes & Noble Education during periods in which its financial information was included in our consolidated financial statements and, accordingly, represent material weaknesses in our internal control over financial reporting as of April 30, 2025.

Material Weakness Related to Accounting for the Barnes & Noble Education Business Combination and Consolidation

In addition, in connection with our accounting for the acquisition of a controlling interest in Barnes & Noble Education, we identified a material weakness in our internal control over financial reporting related to our business combination and consolidation accounting. The Company did not design and operate controls over the review of key inputs and assumptions in the third‑party valuation report used to determine the fair value of the business combination as well as the review over the completeness and accuracy of the Company’s consolidation of Barnes & Noble Education and associated disclosures. This includes controls to ensure the completeness and accuracy of information provided to the third‑party specialist and controls to review the completeness and accuracy of the resulting consolidation impacts to the financial statements and related footnote disclosures. This material weakness relates to the design and operation of our controls over a one‑time business combination event and related consolidation of Barnes & Noble Education.

Impact of the Material Weaknesses

The material weaknesses described above created a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. As noted above, they contributed to the errors that resulted in the restatement of our previously issued condensed consolidated financial statements for the interim periods ended June 30, 2024, October 31, 2024, and January 31, 2025.

Management has performed additional procedures, including expanded analyses and review procedures, to conclude that the consolidated financial statements included in this Annual Report on Form 10‑K are fairly stated, in all material respects, in accordance with GAAP.

Management’s Plan to Remediate the Material Weaknesses

Our management and Board of Directors are committed to maintaining a strong internal control environment and remediating the material weaknesses described above as promptly as practicable.

Remediation Related to Barnes & Noble Education

Barnes & Noble Education is actively engaged in remediating the material weaknesses identified in its internal control over financial reporting and improving the overall effectiveness of its internal control environment. Actions taken or underway at Barnes & Noble Education include, among other things:

•
Enhancing procedures over the manual journal entry process, including ensuring clear identification of preparers and independent approvers, routing entries to appropriately qualified approvers, maintaining adequate supporting documentation, and increasing involvement of senior accounting personnel in the review of material entries.
•
Strengthening information technology general controls relating to user access for systems supporting financial reporting.
•
Identifying key reports and establishing procedures to ensure their completeness and accuracy, and formalizing related control language for information produced by the entity.
•
Enhancing review and documentation procedures for nonroutine transactions, including the use of technical accounting trackers, recurring technical accounting review meetings, and consultation with external advisors as appropriate.
•
Reinforcing the importance of the account reconciliation process, including clear success criteria for adequate support, evidence of review, documentation of reconciling items and timely resolution, and exploring the use of account reconciliation software.

•
Establishing a working group to clarify financial oversight roles and responsibilities, enhance segregation of duties, centralize accounting policies and standard operating procedures, and provide ongoing training on accounting controls and ethics.

We are monitoring Barnes & Noble Education’s remediation efforts and will continue to evaluate the impact of these efforts on our consolidated internal control over financial reporting.

Remediation Related to the Business Combination Material Weakness

With respect to the material weakness related to our accounting for the Barnes & Noble Education business combination, we have taken and are continuing to take the following steps:

•
Enhancing the design of our controls over business combination accounting, including more detailed and documented management review of the inputs, assumptions, and methods used by third‑party specialists
•
Formalizing procedures for the review and documentation of information and reports received from acquired businesses and from third‑party specialists that are used in significant estimates and judgments for business combinations
•
Increasing the level of technical accounting review for complex or nonroutine transactions, including establishing more formal documentation of accounting positions and involving internal and, when appropriate, external technical accounting resources

We believe these remediation actions, once fully implemented, designed, and operational for a sufficient period of time and tested, will address the material weaknesses described above. The material weaknesses will not be considered remediated until the controls have been designed and implemented, have operated for a sufficient period of time, and management has concluded, through testing, that they are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no changes in our internal control over financial reporting during the quarter ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, within Immersion have been detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Executive Officers

Name	Age	Positions	Officer Since
Eric Singer	52	President Chief Executive Officer and Chairman	2020
J. Michael Dodson	65	Chief Financial Officer	2023
William C. Martin	48	Chief Strategy Officer	2021

J. Michael Dodson

Age: 65

Education: Mr. Dodson holds a B.B.A. degree with dual majors in Accounting and Information Systems Analysis and Design from the University of Wisconsin-Madison.

Professional Experience: Mr. Dodson currently serves as the Chief Financial Officer for Immersion Corporation, joining the Company in June 2023. Prior to Immersion, Mr. Dodson served as the Chief Financial Officer of Quantum Corporation (“Quantum”), a data storage and management company, from May 2018 through January 2023. He also served as the interim Chief Executive Officer of Quantum from May 2018 to June 2018, a position he held until a full-time Chief Executive Officer was appointed. From August 2017 to May 2018, Mr. Dodson served as the Chief Financial Officer of Greenwave Systems (“Greenwave”), a software-defined network solutions provider. Prior to joining Greenwave, Mr. Dodson served as the Chief Operating Officer and Chief Financial Officer at Mattson Technology, Inc. (“Mattson”), a semiconductor equipment manufacturer and supplier, from 2012 to 2017. He joined Mattson as Executive Vice President, Chief Financial Officer and Secretary in 2011. Prior to joining Mattson, Mr. Dodson served as Chief Financial Officer at four global public technology companies and as Chief Accounting Officer for an S&P 500 company. Mr. Dodson started his career with Ernst & Young LLP. Since August 2022, Mr. Dodson has served on the board of directors of Energous Corporation, a developer of RF-based charging for wireless power networks, including as Chair of the Audit Committee. From May 2020 to April 2021, Mr. Dodson served on the board of directors of A10 Networks, Inc., an application security company, including as Chair of the Audit Committee. From 2013 to 2020, he served on the board of directors of Sigma Designs, Inc., a provider of system-onchip solutions for the home entertainment market, including as Lead Independent Director from 2014 and Chairman of the Audit Committee from 2015. In addition, Mr. Dodson serves as a director of two private entities: a charitable organization and a privately held for-profit company.

The biographies of William C. Martin and Eric Singer are set forth under the heading “Directors” below.

Directors

William C. Martin

Director since: 2019

Age: 48

Professional Experience: Mr. Martin joined our Board in August 2019 and has served as our Chief Strategy Officer since December 2021. Mr. Martin has extensive experience as a board member, investor, and entrepreneur. Since 2024, he has served as a director of Barnes & Noble Education, Inc. (NYSE: BNED), one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. He previously ran a private investment fund for Raging Capital Management from 2006 to 2020 that is currently being wound down. As an entrepreneur, he co-founded a number of financial information companies, including Raging Bull in 1997 and InsiderScore in 2004. Mr. Martin has served on numerous public company boards, including nine years on the board of Bankrate, Inc., a consumer finance company, which was acquired in 2009; the board of Salary.com, Inc., a compensation data and software company, which was acquired in 2010; and the board of Vitesse Semiconductor Corp., a semiconductor company, which was acquired in 2015. Mr. Martin also manages his personal family office, Raging Capital Ventures.

Director Qualifications: Mr. Martin’s extensive experience and successful track record as an investor, entrepreneur and public company director enables him to provide the Board and management with valuable perspectives on our operations, capital allocation strategies and other corporate strategies to maximize stockholder value. Mr. Martin has a long track record of investing in publicly traded companies and actively engaging in certain investments. As a result, Mr. Martin brings the perspective of a stockholder to our Board that is critical in creating and implementing strategies that increase stockholder value.

Eric Singer

Director since: 2020, Executive Chairman from August 2020 to January 2023, and Chairman of the Board since January 2023

Age: 52

Education: Mr. Singer has a B.A. from Brandeis University.

Professional Experience: Mr. Singer has served as a member of our Board since March 2020, as our Executive Chairman from August 2020 to January 2023, and as our Chairman of the Board and Chief Executive Officer since January 2023. Since 2024, Mr. Singer has served as a director of Barnes & Noble Education, Inc. (NYSE: BNED), one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Since December 2023, Mr. Singer has served as a director of Universal Electronics, a global leader in wireless universal control solutions for home entertainment and smart home devices. Since July 2019, Mr. Singer has served as a director of A10 Networks, Inc. (NYSE: ATEN), an application controller and firewall cloud security company, and has served as its lead independent director since September 2021. Mr. Singer was a founder and Managing Member of VIEX Capital Advisors, a securities investment firm. In addition to a long track record as a successful investor in technology companies, Mr. Singer has substantial experience serving on public boards and in assisting them in creating and expanding shareholder value. Mr. Singer previously served on the boards of directors of Quantum Corporation, a video data storage and management company, Numerex Corp., a provider of managed machine-to-machine enterprise solutions enabling the Internet of Things, RhythmOne plc and YuMe, Inc., each a provider of brand video advertising software and audience data, Support.com, Inc., a provider of tech support and support center services, Meru Networks, Inc., a Wi-Fi network solutions company, PLX Technology, Inc., a PCI Express and ethernet semiconductor company, and Sigma Designs, Inc., an integrated circuit provider for the home entertainment market, among other companies.

Director Qualifications: Mr. Singer has specific attributes that qualify him to serve as a member of our Board, including his extensive financial and operating experience and knowledge of the technology industry gained through his service on numerous public company boards. Mr. Singer also managed VIEX Capital Advisors, which was previously one of our largest stockholders and has a long track record of investing in publicly traded companies and actively engaging with certain investments. As a result, Mr. Singer brings the perspective of a stockholder to our Board that is critical in creating and implementing strategies that increase stockholder value.

Elias Nader

Director since: 2022 and Lead Independent Director since January 2023

Age: 61

Education: Mr. Nader has a Bachelor of Science Degree in Accounting, a Bachelor of Arts Degree in Economics and an MBA in International Business from San Jose State University.

Professional Experience: Since 2024, Mr. Nader has served as a director of Barnes & Noble Education, Inc. (NYSE: BNED), one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Mr. Nader has served as the Chief Financial Officer and Senior Vice President of Finance of QuickLogic Corporation (Nasdaq: QUIK), a publicly traded fabless semiconductor company, since February 1, 2023. Prior to that, Mr. Nader served as Chief Financial Officer and Senior Vice President of Pixelworks, Inc. (Nasdaq: PXLW), a publicly traded video processing semiconductor company, from September 2019 to January 2023. Prior to that, Mr. Nader served as the Interim President and Chief Executive Officer of Sigma Designs, Inc., a publicly traded semiconductor company that designed solutions for home connectivity, IPTV, HDTV and media processors, from January 2018 to September 2019, and as Sigma’s Chief Financial Officer from April 2014 to January 2023.

Director Qualifications: Mr. Nader’s extensive financial and management experience with publicly traded companies that are similarly situated to us, which enables him to contribute significantly to our Board in the area of finance and accounting.

Frederick Wasch

Director since: 2021

Age: 55

Education: Mr. Wasch has a B.A. from Princeton University and an MBA from Columbia Business School.

Professional Experience: Mr. Wasch has more than 25 years of experience in organizational development, executive leadership, and finance. He currently serves as a Managing Director of A.W. Jones Advisors LLC, a registered investment adviser, and as a Partner of A.W. Jones FTLS, LLC. In these roles, he is involved in managing private equity investments and advisory relationships across co-investments, secondaries, and structured opportunities. In 2020, Mr. Wasch co-founded Energy Transition Capital, a renewable energy private equity firm where he currently serves as an Advisor. Mr. Wasch also serves as Managing Partner, Chief Financial Officer, Chief Operating Officer, and Chief Compliance Officer of Raging Capital Management, LLC, a long/short equity hedge fund with a peak AUM of over $900MM where he leads the firm’s financial, operational, compliance, and organizational functions. Mr. Wasch currently manages the fund in its process of winding down. He is active in the alternatives COO/CFO community and is a regular speaker at industry conferences and events. Earlier in his career, Mr. Wasch co-founded CallStreet, a corporate events calendar and transcript business, where he led fundraising efforts, built and maintained the company’s accounting, tax and audit controls, and spearheaded new business development opportunities. The founders successfully sold the company in the mid-2000s to FactSet Research Systems, Inc. Mr. Wasch started his career in the venture capital group at Hambrecht & Quist, where he focused on companies in software, communications, and the Internet. He was active in sourcing, evaluating, and executing on new investment opportunities and served on the boards of several portfolio companies in the enterprise software and hardware industries.

Director Qualifications: Mr. Wasch brings to the Board more than 25 years of experience in organizational development, executive leadership, and finance, which enables him to contribute significantly to our Board in the areas of finance, accounting, and business operations.

Emily S. Hoffman

Director since: 2023

Age: 48

Education: Ms. Hoffman has a B.S. in Engineering from Cornell University and an MBA from Harvard Business School.

Professional Experience: Ms. Hoffman is a strategic and experienced General Manager and Marketer having worked at several multinational companies, including Covetrus, Nestle, BlackRock, and Johnson & Johnson. Since 2024, she has served as a director of Barnes & Noble Education, Inc. (NYSE: BNED), one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Ms. Hoffman currently serves as Chief Marketing Officer for eCornell, Cornell University’s professional education unit. Ms. Hoffman has a proven track record of driving financial, operational and strategic results across complex B2C and B2B portfolios in highly regulated industries in the U.S. and internationally.

Director Qualifications: Ms. Hoffman brings to the Board years of experience delivering financial (P&L), operational, and strategic results across a diverse set of industries including Education, Healthcare, Consumer Products, Food, eCommerce and Financial Services. Ms. Hoffman brings significant management experience leading and expanding businesses both in the U.S. and internationally.

Family Relationships

There are no family relationships between any directors, or any of our executive officers.

Nomination of Directors

The entire Board of Directors is responsible for nominating members for election to the Board and for filling vacancies on the Board that may occur between annual meetings of stockholders, upon the recommendation of the Nominating and Corporate Governance Committee or the independent members of the Board. The Nominating and Corporate Governance Committee is responsible for identifying, screening, and recommending candidates to the entire Board for Board membership. The Nominating and Corporate Governance Committee works with the Board to determine the appropriate characteristics, skills, and experience for the Board as a whole and its individual members. In evaluating the suitability of individual Board members, the Board considers many factors, which are described in further detail below. The Board evaluates each individual in the context of the Board as a whole with the objective of retaining a group of directors with diverse and relevant experience that can best perpetuate our success and represent stockholder interests through sound judgment.

The Nominating and Corporate Governance Committee may seek the input of other members of the Board or management in identifying candidates who meet the criteria outlined above. In addition, the Nominating and Corporate Governance Committee may use the services of consultants or a search firm. The Nominating and Corporate Governance Committee will consider recommendations by our stockholders of qualified director candidates for possible nomination by the Board. Stockholders may recommend qualified director candidates by writing to our Corporate Secretary at the Company’s principal office of the Company, currently located at 2999 N.E. 191st Street, Suite 610, Aventura, Florida 33180. Submissions should include information regarding a candidate’s background, qualifications, experience, and willingness to serve as a director. Based on a preliminary assessment of a candidate’s qualifications, the Nominating and Corporate Governance Committee may conduct interviews with the candidate or request additional information from the candidate. The Nominating and Corporate Governance Committee uses the same process for evaluating all candidates for nomination by the Board, including those recommended by stockholders.

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

The Nominating and Corporate Governance Committee communicates with the Board to identify backgrounds, qualifications, professional experiences, and areas of expertise that impact our business that are particularly desirable for our directors to possess in order to help meet specific Board needs, including:

•

Public company board and corporate governance experience, which provides directors a solid understanding of their extensive and complex oversight responsibilities and furthers our goals of greater transparency and accountability for management and the Board;

•	Stockholder alignment, which helps to ensure the Board acts in the best interests of our stockholders;
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

•	Accounting and financial expertise, which enables directors to analyze our financial statements and oversee our accounting and financial reporting processes; and
•	Technology licensing and IP monetization experience, which is an important component of our business.

The following table highlights each director’s or director nominee’s specific skills, knowledge and experience. A particular director may possess other skills, knowledge or experience even though they are not indicated below.

Name	Industry	Operating	Leadership	Accounting and Financial	Public Company Board/Corporate Governance	Technology Licensing and IP Monetization
William C. Martin	X	X	X	X	X	X
Elias Nader	X	X	X	X	X	X
Eric Singer	X	X	X	X	X	X
Frederick Wasch	X	X	X	X	X	X
Emily S. Hoffman	X	X	X	X	X

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experience in evaluating candidates for Board membership. Diversity is important because a variety of perspectives contribute to a more effective decision-making process.

Corporate Governance

We are committed to good corporate governance, which promotes the long-term interests of stockholders, strengthens Board and management accountability and helps build public trust. The Board has established Corporate Governance Principles which provide a framework for our effective governance. The principles address matters such as the director responsibilities, director qualifications, determination of director independence, Board committee structure, Chief Executive Officer performance evaluation and management succession. The Board regularly reviews developments in corporate governance and updates the Corporate Governance Principles and other governance materials as it deems necessary and appropriate.

The corporate governance section of our website makes available our corporate governance materials, including the Corporate Governance Principles, our Stock Ownership Policy, the charters for each Board committee and our Code of Business Conduct and Ethics. These documents are available on our website at immersion.com.

Board Leadership Structure

Our Board has determined that having Mr. Singer serve as our President, Chief Executive Officer and Chairman of the Board is in our best interests and those of our stockholders.

Since joining our Board in 2020, Mr. Singer has played the primary role in our Company’s transformation, new cost structure, capital allocation strategy (in combination with Mr. Martin’s efforts as Chief Strategy Officer), active management of the business and his initiation and leadership role in the litigation efforts to enforce the Company’s intellectual property. Further, Mr. Singer’s skillset, including his prior public company leadership roles, experience with shareholders and potential hostile shareholders, deep domain expertise with capital markets and investor relations, strategic matters and capital allocation, will be instrumental in continuing to execute on our Company’s strategy.

Messrs. Singer and Martin also bring a unique stockholder perspective to our Board. Mr. Singer is an affiliate of VIEX Capital Advisers, and Mr. Martin is an affiliate of Raging Capital Management. Each of VIEX and Raging Capital were our two largest stockholders for several years. Although these funds are no longer among our largest stockholders, Mr. Singer has purchased a considerable number of shares as an individual. We believe their experience as investors, and in some instances, actively engaging with companies in which they had invested, brings a unique and valuable stockholder perspective to our Board and our leadership structure. This perspective is critically important when the Board makes decisions regarding our corporate strategy, our operations, compensation decisions and structure and a variety of other critical decisions made by our Board.

On January 3, 2023, Elias Nader became our lead independent director. The lead independent director may communicate with our Chief Executive Officer, disseminate information to the rest of the Board in a timely manner, raise issues with management on behalf of the outside directors when appropriate, and facilitate communications between management and the outside directors. In addition, the lead independent director may have other responsibilities, including calling meetings of outside directors when necessary and appropriate, being available, when appropriate, for consultation and direct communication with our stockholders, building a productive relationship between the Board and the Chief Executive Officer, ensuring the Board fulfills its oversight responsibilities in our strategy, risk oversight and succession planning, and performing such other duties as the Board may from time to time designate.

Independence of Directors

In accordance with the standards for independence set forth in the rules of The Nasdaq Stock Market, our Board has determined that, other than our employee directors, each of the members of our Board has no relationship that would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. The non-employee directors, Messrs. Nader and Wasch and Ms. Hoffman, are all considered “independent” in accordance with the applicable rules of The Nasdaq Stock Market. Mr. Singer and Mr. Martin are executive officers of the Company and therefore are not independent.

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

Our Audit Committee is responsible for reviewing our risk management framework and programs, as well as the framework by which management discusses our risk profile and risk exposures with our full Board and its committees. Our Audit Committee meets regularly with our Chief Financial Officer, our independent auditor, and other members of senior management to discuss our major financial risk exposures, financial reporting, internal controls, credit and liquidity risk, compliance risk, key operational risks, cybersecurity risk and our risk management framework and programs. Other responsibilities include at least annually reviewing the implementation and effectiveness of our compliance and ethics program and our business continuity plan and test results. Our Audit Committee meets regularly in separate executive sessions with the independent auditor, as well as with Audit Committee members only, to facilitate a full and candid discussion of risk and other issues.

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

Our Strategy Committee provides assistance to our Board in various matters, including fulfilling its responsibilities with respect to reviewing, evaluating and making recommendations to the Board regarding the Company’s corporate strategy, capital allocation, cost structure, business opportunities and related matters.

Our Board believes that one of its primary responsibilities is to oversee the development and retention of executive talent and to ensure that an appropriate succession plan is in place for our Chief Executive Officer and other members of management. Each year, the Nominating and Corporate Governance Committee meets with our executives to discuss management succession planning and to address potential vacancies in senior leadership. The Nominating and Corporate Governance Committee also annually reviews with the Board succession planning for our Chief Executive Officer. In addition to executive and management succession, the Nominating and Corporate Governance Committee regularly oversees and plans for director succession and refreshment of the Board to ensure a mix of skills, experience, tenure, and diversity that promote and support our long-term strategy. In doing so, the Nominating and Corporate Governance Committee takes into consideration the overall needs, composition and size of the Board, as well as the criteria adopted by the Board regarding director candidate qualifications. Individuals identified by the Nominating and Corporate Governance Committee as qualified to become directors are then recommended to the Board for nomination or election.

Company Policies

Our Board has adopted several policies governing directors, employees, and/or officers: (i) the Code of Business Conduct and Ethics that outlines the principles of legal and ethical business conduct, which was updated as of March 2021; (ii) the Stock Ownership Policy, which requires our executives and non-employee directors to have a direct ownership in Immersion’s common stock; (iii) the Insider Trading Policy, which outlines the procedures and guidelines governing securities trades by our employees; (iv) the Immersion Environmental and Social Policy; and (v) the Immersion Dodd-Frank Clawback Policy.

The Code of Business Conduct and Ethics is applicable to all of our directors, employees, and officers and is available on our website at immersion.com. Any substantive amendment or waiver of this policy may be made only by our Board upon a recommendation of the Audit Committee and, as required by applicable SEC rules, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by disclosing such information on our website.

The Stock Ownership Policy is applicable to our executives and non-employee directors and is available on our website at immersion.com. This policy requires that these individuals hold stock equal in value to, in the case of our CEO and non-employee directors, three times, and our other executives, one times, the amount of their annual cash retainer/base salary. This is calculated once a year and there is a five-year period in which to comply. If it is determined that a particular person does not comply with the policy, the individual will be notified and will be required to retain 50% of the net shares received as a result of any exercise, vesting or payment of any equity awards until he or she becomes compliant.

The Insider Trading Policy applies to all of our current and former employees, directors, independent contractors, agents and consultants. The Insider Trading Policy prohibits short sales, the buying or selling of puts, calls or other derivative or similar securities of the Company or engaging in any other hedging transaction, using the Company’s securities as collateral in a margin account, or pledging the Company’s securities as collateral for a loan (or modifying an existing pledge). We believe that the Insider Trading Policy is reasonably designed to promote compliance with applicable U.S. federal securities laws, rules and regulations, as well as Nasdaq listing standards applicable to the Company, relating to insider trading. In addition, with regard to our trading in our own securities, it is our policy to comply with applicable federal securities laws and Nasdaq listing requirements. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

In connection with the SEC’s and Nasdaq’s recently approved rules requiring adoption of a clawback policy applicable to incentive-based compensation for Section 16 officers of listed companies, the Company has adopted the Immersion Dodd-Frank Clawback Policy. Under such policy, if the Company is required to restate its financial results due to material noncompliance with financial reporting requirements under the securities laws, the Company will recoup any erroneously awarded incentive-based compensation from the Company’s current and former executive officers. Further, our Executive Incentive Plan provides the Company with the authority to require repayment of annual cash incentive awards in instances of fraudulent activity and/or misstated financials or otherwise inaccurate financial reporting.

Recovery of Erroneously Awarded Compensation

On September 8, 2025, the Board concluded that the Company’s previously-issued unaudited condensed consolidated financial statements for the fiscal third quarter and nine months ended January 31, 2025, the fiscal second quarter and six months ended October 31, 2024, and the second quarter and six months ended June 30, 2024, contained in its Quarterly Reports on Form 10-Q (the “Non-Reliance Periods”), as well as its disclosures related to such financial statements, including any reports, earnings releases, and investor presentations, and related communications issued by or on behalf of the Company with respect to the Non-Reliance Periods (the “Previously-Issued Financial Information”), should no longer be relied upon. As a result we restated our financial statements for the Previously-Issued Financial Information (collectively, the “Restatement”) and concluded that recovery of erroneously awarded compensation was not required under the Immersion Dodd-Frank Clawback Policy as no excess compensation was paid to any subject executive officer based on the financial results for the Non-Reliance Periods.

Policies and Practices Related to the Grant of Equity Awards Close in Time to the Release of Material Nonpublic Information

Neither the Board nor the Compensation Committee takes material nonpublic information into account when determining the timing or terms of equity awards, including with respect to options, nor do we time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. Although we do not have a formal policy with respect to the timing of our equity award grants, we have generally granted such awards once a year to directors and executive officers and equity awards may be granted at other times during the year to newly hired or promoted employees, and in other special circumstances. In the fiscal year ended April 30, 2025, we did not grant any stock options, stock appreciation rights, or similar option-like instruments.

Communications by Stockholders with Directors

Stockholders may communicate with any and all directors by transmitting correspondence by mail, facsimile, or e-mail, addressed as follows: Board or individual director, c/o Corporate Secretary, Immersion Corporation, 2999 N.E. 191st Street, Suite 610, Aventura, FL 33180; Fax: (408) 467-1901; E-mail Address: corporate.secretary@immersion.com. Our Corporate Secretary will maintain a log of such communications and transmit as soon as practicable such communications to the identified director addressee(s). The acceptance and forwarding of a communication to any director does not imply that the director owes or assumes any fiduciary duty to the person submitting the communication, all such duties being only as prescribed by applicable law.

Board Meetings and Committees of the Board

Attendance at Board, Committee, and Annual Stockholder Meetings

Our Board and its committees meet throughout the year, hold special meetings as needed, and act by written consent from time to time. The Board met 5 times during fiscal year 2025. Each director attended at least 75% of the meetings of the Board and of any committees of the Board on which he or she serves or served. The total number of meetings held by each committee is set forth below under “Committees of the Board.”

We make every effort to schedule our annual meeting of stockholders at a time and date to accommodate attendance by directors, taking into account the directors’ schedules. All directors are encouraged to attend the annual meeting of stockholders. All of our then-current directors and director nominees attended our 2024 annual meeting of stockholders.

Executive Sessions of the Board

The non-executive members of our Board and all committees of our Board regularly meet in executive session without management present at each regularly scheduled Board and committee meeting.

Committees of the Board

The Board has a separately-designated standing Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Strategy Committee.

The Board has also adopted a written charter for each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Each written charter is available on our website at immersion.com.

In each case, our Board has delegated the responsibilities set forth below to the respective committee; however, our Board may from time to time, perform the duties itself.

The table below provides current membership (M) and chairmanship (C) information for the following standing committees:

Name	Audit	Compensation	Nominating and Corporate Governance	Strategy
Eric Singer				M
William C. Martin				C
Frederick Wasch	M		C
Elias Nader	C	C	M
Emily S. Hoffman	M	M	M

Audit Committee and Audit Committee Financial Expert

Members: Elias Nader (Chairman), Frederick Wasch, and Emily S. Hoffman

Number of Meetings in Fiscal Year 2025: 6

Independence: Our Board has determined that each member of the Audit Committee meets the independence criteria set forth in the applicable rules of The Nasdaq Stock Market and the SEC for Audit Committee membership.

Financial Expert: Our Board has determined that all members of the Audit Committee possess the level of financial literacy required by applicable Nasdaq Stock Market and SEC rules and that in accordance with section 407 of the Sarbanes-Oxley Act of 2002, at least one member of the Audit Committee, Mr. Nader, is an “audit committee financial expert,” as defined in the rules of the SEC.

Responsibilities: Our Audit Committee provides assistance to our Board in various matters, including fulfilling its responsibilities with respect to the following:

•
retaining, overseeing, compensating, communicating with, determining the independence of, and, if necessary, terminating and replacing our independent registered public accounting firm;
•
reviewing the scope of audit and pre-approving permissible non-audit services by our independent registered public accounting firm;
•
reviewing the accounting principles and auditing practices and procedures to be used for our financial statements and related disclosures;
•
preparing the audit committee report to be included in our annual proxy statement as required by the SEC;
•
overseeing cybersecurity initiatives; overseeing procedures for the treatment of complaints on accounting, internal controls, or audit matters;
•
reviewing the results of the audits of our financial statements;
•
reviewing risk management framework and programs; and
•
reviewing related party transactions.

Compensation Committee

Members: Elias Nader (Chairman) and Emily S. Hoffman

Number of Meetings in Fiscal Year 2025: 2

Independence: Our Board has determined that each member of the Compensation Committee meets the independence criteria set forth in the applicable Nasdaq Stock Market rules as a “non-employee director,” as defined in Rule 16b-3 under Section 16 of the Exchange Act.

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

Nominating and Corporate Governance Committee

Members: Frederick Wasch (Chairman), Elias Nader, and Emily S. Hoffman

Number of Meetings in Fiscal Year 2025: 1

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

Responsibilities: Our Nominating and Corporate Governance Committee provides assistance to our Board in various matters, including fulfilling its responsibilities with respect to the following:

•
identifying, evaluating, recruiting, and recommending candidates for Board positions to our Board and recommending to our Board policies on Board and committee composition and criteria for Board membership;
•
making recommendations for director candidates (i) proposed by the Company’s Chief Executive Officer and by any director and (ii) recommended by a stockholder pursuant to procedures adopted by the Committee and disclosed in the Company’s annual proxy statement;
•
recommending to our Board, and reviewing on a periodic basis, our succession plan, including policies and principles for selection and succession of the Chief Executive Officer in the event of an emergency or the resignation or retirement of our Chief Executive Officer;
•
reviewing the independence of each director;
•
periodically reviewing policies and the compliance of senior executives with respect to these policies;
•
reviewing our compliance with corporate governance listing requirements of The Nasdaq Stock Market; and
•
assisting our Board in developing criteria for the annual evaluation of our Chief Executive Officer, director and committee performance.

Strategy Committee

Members: William C. Martin (Chairman) and Eric Singer

Responsibilities: Our Strategy Committee provides assistance to our Board in various matters, including fulfilling its responsibilities with respect to the following:

•
reviewing and making recommendations to the Board regarding the implications of material investments, restructurings, joint ventures, mergers and acquisitions and divestitures of the Company;
•
reviewing and making recommendations to the Board regarding the Company’s capital plan and its short-and long-term financial strategies;
•
reviewing and making recommendations to the Board regarding the Company’s cost structure; and
•
making recommendations to the Board regarding actions to be considered in furtherance of the Strategy Committee’s purpose.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of our common stock (the “Reporting Persons”) to file initial reports of ownership and reports of changes in ownership with the SEC. Reporting Persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that the Reporting Persons complied with all Section 16(a) filing requirements for the fiscal year ending April 30, 2025, except that Mr. Martin filed a late Form 4 with respect to an issuance of shares of common stock to Mr. Martin in lieu of a salary for services provided to the Company during the three months ended January 31, 2025.

Item 11. Executive Compensation

As previously disclosed, the Company changed its fiscal year end from December 31 to April 30 and, as such, the following table sets forth information concerning compensation paid or accrued during (i) the calendar year ended December 31,

2023; (ii) the transition period beginning January 1, 2024 and ending April 30, 2024 (the “transition period” or “2024 TP”); and (iii) the fiscal year ended April 30, 2025 for our executive officers, all of whom we refer to collectively as our “named executive officers.” Our named executive officers for these periods were as follows (i) Eric Singer; (ii) William C. Martin; and (iii) J. Michael Dodson.

2024 Transition Period and Fiscal Year 2025 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Bonus (1)(2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (1)	All Other Compensation (4)(5)	Total
Eric Singer	April 2025	$1,015,285	$2,765,000	$4,963,000	$3,126,069	$423,907	$12,293,260
President, Chief Executive	2024 TP	276,415	875,000	1,149,505	1,317,800	94,614	3,713,334
Officer and Chairman	December 2023	898,350	1,347,525	3,063,507	1,347,525	184,414	6,841,321

William C. Martin	April 2025	$350,000	$350,000	$1,419,000	$1,050,000	$106,052	$3,275,052
Chief Strategy Officer	2024 TP	107,692	400,000	808,005	466,667	31,052	1,813,415
	December 2023	350,000	525,000	125,007	525,000	100,825	1,625,832

J. Michael Dodson	April 2025	$356,854	$ —	$ —	$ —	$12,667	$369,521
Chief Financial Officer	2024 TP	107,692	50,000	—	—	4,500	162,192
	December 2023	194,658	43,376	388,000	—	3,000	629,034

(1)
For Messrs. Singer and Martin, consists of bonus awards under our 2023 Annual Bonus Plan and 2024 Annual Bonus Plan, as well as discretionary performance bonuses, for Messrs. Singer and Martin. Pursuant to the 2024 Annual Bonus Plan, Mr. Singer was eligible to earn cash bonuses of up to 400% of his base salary, and Mr. Martin was eligible to earn cash bonuses of up to 400% of his base salary. Our Compensation Committee subsequently approved discretionary bonuses, in addition to a pro-rated one-third of 100% payout of the bonus amounts to Messrs. Singer and Martin, in light of the change of the Company’s fiscal year.
(2)
For Mr. Dodson, consists of a sign on bonus for Mr. Dodson’s commencement of employment with the Company.
(3)
The amounts in this column represent the aggregate grant date fair value of the awards, computed in accordance with FASB ASC Topic 718. See Note 12. Stock-Based Compensation in the notes to the consolidated financial statements of this Form 10-K for a discussion of our assumptions in determining the FASB ASC Topic 718 values.
(4)
Consists of: (a) contributions made by the Company under the Immersion Corporation 401K Plan for Messrs. Singer and Dodson; and (b) payments of quarterly dividends.
(5)
Mr. Martin elected to receive his annual bonus in the form of shares of our common stock in 2023, 2024 TP, and 2025. 44,301, 35,565, and 80,428 shares of our common stock were issued to Mr. Martin in lieu of bonus earned during 2023, 2024 TP, and 2025, respectively.

Outstanding Equity Awards at Fiscal Year-End April 30, 2025

The following table sets forth information concerning the outstanding equity awards held as of April 30, 2025 by our named executive officers:

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Eric Singer	12/29/2022	100,002 (1)	$723,014
	10/20/2023	262,500 (2)	1,897,875
	7/1/2024	250,000 (3)	1,807,500
	1/2/2025	300,000 (4)	2,169,000
William C. Martin	7/1/2024	150,000 (5)	1,084,500
J. Michael Dodson	6/13/2023	33,333 (6)	240,998

(1)
Represents a grant of restricted stock. Vesting shall occur over a three-year period and shall vest as to 1/3rd of the total number of shares (133,333 shares) on January 3, 2024 and 1/12th of the total number of shares (33,333 shares, with 33,336 shares vesting in the last quarter) each quarterly period following January 3, 2024 for the remaining vesting period, subject to continued service to the Company in the capacity of employee or director.
(2)
Represents a grant of 450,000 restricted stock. Vesting shall occur over a three-year period and in equal quarterly installments (37,500 shares) commencing on April 1, 2024, subject to the change in control and severance provisions applicable to Mr. Singer's initial equity award.
(3)
Represents the grant of 250,000 restricted stock units, 100% of which vested on the one-year anniversary of July 1, 2024, the effective grant date, or July 1, 2025, subject to the Reporting Person's continued employment with the Issuer. Each RSU represents a contingent right to receive one share of the Issuer's common stock.
(4)
Represents the grant of 300,000 restricted stock units, 50% of which vested the one-year anniversary of January 2, 2025, the effective grant date, or January 2, 2026, subject to Mr. Singer’s continued employment with the Issuer. The remaining 50% will vest in equal quarterly installments thereafter commencing on January 2, 2026, with the initial tranche vesting on April 1, 2026.
(5)
Represents the grant of 150,000 restricted stock units, 100% of which vested on the one-year anniversary of July 1, 2024, the effective grant date, or July 1, 2025, subject to the Reporting Person's continued employment with the Issuer. Each RSU represents a contingent right to receive one share of the Issuer's common stock.
(6)
Represents a grant of 50,000 restricted stock units. Vesting shall occur over a three-year period and shall vest as to 1/3rd of the total number of shares (16,667 shares in year 1 and 2; 16,666 shares in year 3) on each annual anniversary of the vesting start date, subject to continued service to the Company in the capacity of an employee.
(7)
Based on the closing price of our common stock of $7.23 per share on The Nasdaq Global Market on April 30, 2025.
(8)
The amounts in this column represent the aggregate grant date fair value of the awards, computed in accordance with FASB ASC Topic 718. See Note 12. Stock-Based Compensation in the notes to the consolidated financial statements of this Form 10-K for a discussion of our assumptions in determining the FASB ASC Topic 718 values.

Offer Letters and Arrangements

Mr. Eric Singer

Pursuant to an offer letter with Mr. Singer dated December 30, 2022 (the “Singer Offer Letter”), Mr. Singer was entitled to receive a base salary of $795,000, retroactive to October 1, 2022. Mr. Singer’s base salary was increased to $898,500 in 2023 and increased to $1,057,000 in 2024. Additionally, in 2022, Mr. Singer received a signing bonus of $100,000 pursuant to the Singer Offer Letter. Pursuant to the Singer Offer Letter, Mr. Singer is eligible to receive an annual cash bonus pursuant to the Company’s executive bonus plan, with the actual amount of the bonus based on the achievement of performance metrics established by the Compensation Committee. Finally, the Singer Offer Letter provides that while he serves on the Board, he will remain eligible to receive a restricted stock award at each annual stockholder meeting with the same grant date value and subject to the same vesting and other terms as other directors.

Mr. William C. Martin

Pursuant to the Company’s arrangement with Mr. Martin, Mr. Martin is entitled to receive an annualized base salary of $350,000. In addition, Mr. Martin is eligible to receive an annual cash bonus pursuant to the Company’s executive bonus plan, with the actual amount of the bonus based on the achievement of performance metrics established by the Compensation Committee.

Mr. J. Michael Dodson

Pursuant to an offer letter, dated May 26, 2023 (the “Dodson Offer Letter”), Mr. Dodson will receive a starting annualized base salary of $350,000 and increased 367,500 in 2024. Additionally, Mr. Dodson was entitled to receive a bonus of $50,000 paid in January 2024. Further pursuant to the Dodson Offer Letter, Mr. Dodson was granted 50,000 restricted stock units in 2023 under the Company’s 2021 Equity Incentive Plan, as amended.

Potential Payments upon Termination or Change in Control

We entered into the following agreements with each of Messrs. Singer, Martin, and Dodson that provide for severance and additional benefits in connection with termination or change in control:

Mr. Eric Singer

Pursuant to our severance arrangement with Eric Singer, our President, Chief Executive Officer, and Chairman of the Board, Mr. Singer will be entitled, in the event that his employment is involuntarily terminated either before or following a change of control, to receive: (i) a lump sum cash severance payment equal to 300% of his then effective base salary and target bonus; (ii) payments for COBRA premiums for up to 18 months, if an appropriate election is made, following his termination date; and (iii) acceleration in full of any outstanding equity awards. Payment of the foregoing benefits is conditioned upon execution of a general release of claims.

Mr. William C. Martin

Pursuant to our severance arrangement with William C. Martin, our Chief Strategy Officer, Mr. Martin will be entitled, in the event that his employment is involuntarily terminated either before or following a change of control, to receive: (i) a lump sum cash severance payment equal to 200% of his then effective base salary and target bonus; (ii) payments for COBRA premiums for up to 18 months, if an appropriate election is made, following his termination date; and (iii) acceleration in full of any outstanding equity awards. Payment of the foregoing benefits is conditioned upon execution of a general release of claims.

Mr. J. Michael Dodson

Pursuant to a severance agreement with Mr. Dodson, our Chief Financial Officer, Mr. Dodson will be entitled to the following:

•
In the event that Mr. Dodson’s employment is involuntarily terminated either on or at any time within twelve (12) months after a change of control, or within three (3) months prior to a change of control, to receive: (i) a lump sum cash severance payment equal to 100% of his then effective base salary; (ii) payments for COBRA premiums for up to twelve (12) months, if an appropriate election is made, following his termination date; and (iii) acceleration in full of any outstanding equity awards that are subject solely to time-based vesting; provided, however, that notwithstanding any contrary provision in an equity award agreement, if Mr. Dodson is entitled to accelerated vesting due to Mr. Dodson’s employment being involuntarily terminated within three (3) months prior to a change of control: (1) the portion of the equity award subject to such accelerated or credited vesting shall not be forfeited or terminated upon the termination date but shall remain outstanding until immediately prior to the change of control, (2) the accelerated vesting shall be deemed to take place immediately prior to the change of control, and (3) any options and stock appreciation rights will remain outstanding and exercisable in accordance with, and for the post-termination exercisability period set forth in, the applicable equity award agreement as if Mr. Dodson’s status as a service provider of the Company had ceased as of the change of control.
•
In the event that Mr. Dodson’s employment is involuntarily terminated either more than three (3) months prior to or twelve (12) months after a change of control, Mr. Dodson will be entitled to receive: (i) a lump sum cash severance payment equal to 100% of his then effective base salary; (ii) payments for COBRA premiums for up to six (6) months, if an appropriate election is made, following his termination date.

Director Compensation

The Compensation Committee is responsible for reviewing and making recommendations to the Board regarding all matters pertaining to compensation paid to directors for Board, committee and committee chair services. Directors who also serve as our employees do not receive cash fees for services as directors, but remain eligible to receive equity awards as discussed below.

2024 Transition Period and Fiscal Year 2025 Annual Compensation

Cash Compensation

Our policy is that non-employee directors each receive annual cash compensation of $75,000, paid in quarterly installments on or before the date of each quarterly Board meeting, with no additional fees paid for service as a Board committee chairperson or member of a Board committee. Fees for partial year service are pro-rated. Directors are entitled to reimbursement of reasonable travel expenses (as set forth in the Company’s Travel and Expense Reimbursement Policy) they incur in connection with attending Board and committee meetings.

Equity Compensation

Upon the commencement of each director’s service on the Board and at each annual stockholder meeting thereafter (if they serve on the Board at such time), each non-employee director receives an annual grant of restricted stock awards (“RSAs”) having a value equal to $125,000 on the date of the annual stockholder meeting, 100% of which vests on the earlier of the next annual meeting of stockholders or the one-year anniversary of the annual meeting for which such grants are made, subject to acceleration in full upon a change of control of the Company; provided that if a director commences services between the annual stockholder meetings, the director shall receive a prorated initial equity grant based on the number of days before the next annual stockholder meeting (assuming the next annual meeting is held on the same calendar day as the prior year’s annual meeting).

In accordance with such policies, on April 29, 2024, the date of our 2024 Annual Meeting of Stockholders, each of Messrs. Singer, Martin, Wasch, and Nader and Ms. Hoffman were granted an RSA for the number of shares underlying such award determined by dividing $125,000 by the closing price of our common stock on April 29, 2024.

There were no director grants made in fiscal year 2025.

2024 Transition Period and Fiscal Year 2025 Director Compensation Table

The following table sets forth our director compensation for each director who served as a director during the 2024 TP and fiscal year ended April 30, 2025 (in dollars). The equity compensation paid to Mr. Singer, our current President, Chief Executive Officer and Chairman of the Board, and Mr. Martin, our Chief Strategy Officer, in connection with their service as directors, are presented above in “Executive Compensation — 2025 Summary Compensation Table” and the related equity tables.

Transition Period 2024					Fiscal Year Ended April 30, 2025
Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation (2)	Total
Frederick Wasch	$25,000	$125,004	$677	$150,681	$75,000	$—	$6,552	$81,552
Elias Nader	25,000	125,004	677	150,681	75,000	—	6,552	81,552
Emily S. Hoffman	25,000	125,004	677	150,681	75,000	—	1,354	76,354
(1)
On April 29, 2024, Messrs Wasch and Nader and Ms. Hoffman were each granted RSAs covering 17,242 shares of our common stock. The RSA grants vested on the one-year anniversary of our 2024 Annual Meeting of Stockholders.
(2)
Includes amounts paid to directors for quarterly dividends on the Company’s common stock.

Director Stock Ownership Guidelines

We have established stock ownership guidelines to further align our non-employee directors’ interests with those of our stockholders. The guidelines require each non-employee director to acquire and hold shares of our common stock equal in value to three times the non-employee directors’ annual cash retainer. Each non-employee director must meet such requirement prior to the five-year anniversary of the date he or she joins the Board. Messrs. Singer and Martin are also subject to stock ownership guidelines.

Stock-Based Compensation

We use stock-based awards to reward long-term performance and incentivize future performance of our executive officers and other employees and service providers. We believe that providing a meaningful portion of the total compensation package in the form of stock-based awards aligns the incentives of our executive officers with the interests of our stockholders and motivates and helps retain our executive officers and other personnel. Stock-based awards are awarded under the 2021 Plan (as defined below).

Neither the Board nor the Compensation Committee takes material nonpublic information into account when determining the timing or terms of equity awards, including with respect to options, nor do we time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. Although we do not have a formal policy with respect to the timing of our equity award grants, the Compensation Committee has generally granted such awards once a year to directors and executive officers. In addition to the annual grants of equity awards, equity awards may be granted at other times during the year to newly hired or promoted employees, and in other special circumstances. For fiscal year ended April 30, 2025, we did not grant any stock options, stock appreciation rights, or similar option‐like instruments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information[1]

The following table provides information as of the fiscal year ended April 30, 2025, concerning our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders (1)	—	—	3,553,861
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	3,553,861

(1)
Consists of: (i) the Immersion Corporation 2021 Equity Incentive Plan (the “2021 Plan”), which was approved by the Company’s stockholders on January 18, 2023; and (ii) shares available for issuance under our 1999 Employee Stock Purchase Plan.

Ownership of Equity Securities

Directors and Executive Officers

The following table sets forth information regarding beneficial ownership of Immersion common stock by each director and each individual named in the 2025 Summary Compensation Table and our directors and executive officers as a group, all as of February 13, 2026. Unless otherwise noted, voting power and investment power in Immersion common stock are held solely by the named person. The address of each of the individuals named below is c/o Immersion Corporation, 2999 N.E. 191st Street, Suite 610, Aventura, FL 33180.

Name	Aggregate Number of Shares of Common Stock Beneficially Owned	Percent of Outstanding Shares of Common Stock**
Eric Singer (1)	2,235,922	6.8%
William C. Martin (2)	1,392,227	4.2%
Elias Nader (3)	46,508	*
Frederick Wasch(4)	66,098	*
Emily S. Hoffman (5)	75,285	*
J. Michael Dodson (6)	39,132	*
All directors and executive officers as a group	3,855,172	12%

* Less than 1% of issued and outstanding shares of Immersion Corporation common stock.

** Based on 32,921,888 issued and outstanding shares of Immersion Corporation common stock as of February 13, 2026.

(1)
Consists of (i) 2,160,922 shares of common stock, and (ii) 75,000 RSUs subject to release within 60 days of February 13, 2026.
(2)
Consists of 1,392,227 shares of common stock.
(3)
Consists of 46,508 shares of common stock.
(4)
Consists of 66,098 shares of common stock.
(5)
Consists of 75,285 shares of common stock.
(6)
Consists of 39,132 shares of common stock.

Principal Stockholders

Set forth in the table below is information about the number of shares held by persons we know to be the beneficial owners of more than 5% of the issued and outstanding Immersion Corporation common stock as of February 13, 2026. Unless otherwise noted, to our knowledge, voting power and investment power in Immersion Corporation common stock are held solely by the named entity.

Name and Address	Aggregate Number of Shares of Common Stock Beneficially Owned	Percent of Outstanding Shares of Common Stock**	Additional Information
BlackRock, Inc. 50 Hudson Yards New York, NY 10001	2,232,719	6.8%

Based solely on a Schedule 13G filed with the SEC on January 26, 2024, BlackRock, Inc. has sole voting power with respect to 2,189,853 shares and sole disposition power with respect to 2,232,719 shares.

Irrevocable Larson Family Investment Trust 3608 Lexington Ave Dallas, Texas 75205	2,350,000	7.1%	Based solely on a Schedule 13D/A filed with the SEC on December 8, 2025, Irrevocable Larson Family Investment Trust has sole voting power and disposition power with respect to 2,350,000 shares.

* Based on 32,921,888 issued and outstanding shares of Immersion common stock as of February 13, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing and approving the terms and conditions of any related party transactions. Review of any related party transaction would include reviewing each such transaction for potential conflicts of interests and other improprieties. Except as described in “Director Compensation” and “Executive Compensation” above, since January 1, 2023, there has not been, nor is there currently proposed, any transaction or series of similar transactions, to which we are or were a party, in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, or holders of more than 5% of our capital stock, or any of the immediate family members of such persons, had or will have a direct or indirect material interest.

In addition to indemnification provisions in our Bylaws, we have entered into agreements to indemnify our directors and executive officers. These agreements provide for indemnification of our directors and executive officers for certain types of expenses, including attorney’s fees, judgments, fines, and settlement amounts incurred by persons in any action or proceeding, including any action by us or in our right, arising out of their services as our director or executive officer. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

Independence of Directors

In accordance with the standards for independence set forth in the rules of The Nasdaq Stock Market, our Board has determined that, other than our employee directors, each of the members of our Board has no relationship that would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. The non-employee directors, Messrs. Nader and Wasch and Ms. Hoffman, are all considered “independent” in accordance with the applicable rules of The Nasdaq Stock Market. Mr. Singer and Mr. Martin are executive officers of the Company and therefore are not independent.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal year ended April 30, 2025 by BDO USA, P.C (“BDO”).

	2025 Fees	2024 TP Fees
Audit Fees	$227,700	$92,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$227,700	$92,500

Audit Fees. This category consists of the aggregate fees billed, or expected to be billed, for professional services rendered for the audits of our consolidated financial statements and the effectiveness of our internal controls over financial reporting, along with reviews of interim condensed consolidated financial statements included in quarterly reports, services that are normally provided by our independent registered accounting firm in connection with statutory and regulatory filings or engagements, and attestation services.

Audit-Related Fees. This category consists of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees. This category consists of the aggregate fees billed for tax compliance/preparation and other tax services. Tax compliance/preparation includes tax return preparation, claims for refunds, and tax payment planning services related to federal, state, and international taxes. Other tax services include tax advice, tax strategy and other miscellaneous tax consulting and planning primarily related to our reorganization of international operations.

All Other Fees. This category consists of the aggregate fees for all other services other than those reported above. Our intent is to minimize services in this category.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee has determined that all services performed by each of its independent auditors are compatible with maintaining the independence of its independent auditors. In addition, since the effective date of the SEC rules state that an independent public accounting firm is not independent of an audit client if the services it provides to the client are not appropriately approved, our Audit Committee has approved, and will continue to pre-approve all services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. None of the services described above were approved by our Audit Committee pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

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

3. Exhibits

The following exhibits are filed herewith:

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	File No.	Exhibit	Filing Date
3.1		Immersion Corporation Amended and Restated Bylaws, effective as of August 12, 2022	10-K	001-38334	3.1	February 22, 2023
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
4.1		Description of Securities	10-K	001-38334	4.1	February 22, 2023
4.2		Section 382 Tax Benefits Preservation Plan, dated as of November 17, 2021, by and between Immersion Corporation and Computershare Trust Company, N.A., as Rights Agent.	8-K	000-27969	4.1	November 17, 2021
10.1	#	License Agreement dated as of July 25, 2003 by and between Microsoft Corporation and Immersion Corporation	S-3/A	333-108607	10.4	February 13, 2004
10.2	*	Form of Indemnity Agreement	10-K	001-38334	10.3	February 22, 2023
10.3	*	Amended and Restated Immersion Corporation 2021 Equity Incentive Plan (effective January 20, 2023)	10-Q	001-38334	10.3	May 11, 2023
10.4	*	Form of Stock Option Award Agreement for Immersion Corporation 2021 Equity Incentive Plan.	10-K	001-38334	10.13	February 25, 2022
10.5	*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2021 Equity Incentive Plan.	10-K	001-38334	10.11	February 22, 2023

10.6	*	Form of Amendment to Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2021 Equity Incentive Plan	10-K	001-38334	10.12	February 22, 2023
10.7	*	Form of Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive	10-K	000-38334	10.13	February 22, 2023
10.8	#	Settlement and License Agreement, dated as of January 26, 2018, by and between Immersion Corporation and Apple Inc.	10-Q/A	001-38334	10.2	July 31, 2018
10.9		Settlement and License Agreement, dated as of May 12, 2019, by and between Immersion Corporation and Samsung Electronics Co. Ltd	10-Q	001-38334	10.1	August 14, 2019
10.10	*	Form of Change of Control and Severance Agreement	8-K	001-38334	10.2	May 27, 2022
10.11	*	Amended and Restated Change of Control and Severance Agreement, dated January 3, 2023, between Immersion Corporation and Eric Singer	8-K	001-38334	10.2	January 3, 2023
10.12	*	Offer Letter, dated December 30, 2022, between Immersion Corporation and Eric Singer	8-K	001-38334	10.1	January 3, 2023
10.13	*	Summary of Compensation Information of William C. Martin, the Company’s Chief Strategy Officer	10-K	001-38334	10.26	February 22, 2023
10.14	*	Change of Control and Severance Agreement, dated May 26, 2022, by and between Immersion Corporation and William C. Martin.	10-Q	001-38334	10.2	November 14, 2022
10.15	*	Immersion Corporation Annual Bonus Plan	8-K	001-38334	10.1	May 30, 2023
10.16	*	Offer Letter, dated May 26, 2023 between Immersion Corporation and J. Michael Dodson	8-K	001-38334	10.3	May 30, 2023
10.17	*	Change of Control and Severance Agreement, dated May 26, 2023 between Immersion Corporation and J. Michael Dodson	8-K	001-38334	10.4	May 30, 2023
19.1		Insider Trading Policy					X
21.1		Subsidiaries of Immersion Corporation.					X
23.1		Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm, with respect to the calendar year ended December 31, 2023.					X
31.1		Certification of Eric Singer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	+	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	+	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1		Dodd-Frank Clawback Policy	10-K	001-38334	97.1	March 11, 2024	X
101.INS		Inline XBRL Report Instance Document					X
101.SCH		Inline XBRL Taxonomy Extension Schema Document					X
104	+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

# Confidential treatment has been granted for portions of this exhibit by the SEC.

* Constitutes a management contract or compensatory plan.

**Portions of this exhibit have been omitted as confidential information.

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

Date: March 11, 2026

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

Name	Title	Date

/S/ ERIC SINGER	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2026
Eric Singer

/S/ J. MICHAEL DODSON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2026
J. Michael Dodson

/s/ WILLIAM C. MARTIN	Chief Strategy Officer and Director	March 11, 2026
William C. Martin

/S/EMILY S. HOFFMAN	Director	March 11, 2026
Emily S. Hoffman

/S/ ELIAS NADER	Director	March 11, 2026
Elias Nader

/S/ FREDERICK WASCH	Director	March 11, 2026
Frederick Wasch