Form 10-K/A
period 2025-04-30
IMMERSION CORP
filed 2026-03-13
CIK 1058811

m

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Immersion Corporation (the “Company”) for the fiscal year ended April 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Original Filing”). The Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm, with respect to the calendar year ended December 31, 2023, filed as Exhibit 23.1 to the Original Filing (the “Auditor Consent”) inadvertently contained an incorrect version of the Auditor Consent. This Amendment is being filed to provide the correct Auditor Consent.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

No other changes were made to the Original Filing.

3. Exhibits

The following exhibits are filed herewith:

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	File No.	Exhibit	Filing Date
3.1		Immersion Corporation Amended and Restated Bylaws, effective as of August 12, 2022	10-K	001-38334	3.1	February 22, 2023
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
4.1		Description of Securities	10-K	001-38334	4.1	February 22, 2023
4.2		Section 382 Tax Benefits Preservation Plan, dated as of November 17, 2021, by and between Immersion Corporation and Computershare Trust Company, N.A., as Rights Agent.	8-K	000-27969	4.1	November 17, 2021
10.1	#	License Agreement dated as of July 25, 2003 by and between Microsoft Corporation and Immersion Corporation	S-3/A	333-108607	10.4	February 13, 2004
10.2	*	Form of Indemnity Agreement	10-K	001-38334	10.3	February 22, 2023
10.3	*	Amended and Restated Immersion Corporation 2021 Equity Incentive Plan (effective January 20, 2023)	10-Q	001-38334	10.3	May 11, 2023
10.4	*	Form of Stock Option Award Agreement for Immersion Corporation 2021 Equity Incentive Plan.	10-K	001-38334	10.13	February 25, 2022
10.5	*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2021 Equity Incentive Plan.	10-K	001-38334	10.11	February 22, 2023
10.6	*	Form of Amendment to Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2021 Equity Incentive Plan	10-K	001-38334	10.12	February 22, 2023
10.7	*	Form of Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive	10-K	000-38334	10.13	February 22, 2023
10.8	#	Settlement and License Agreement, dated as of January 26, 2018, by and between Immersion Corporation and Apple Inc.	10-Q/A	001-38334	10.2	July 31, 2018
10.9		Settlement and License Agreement, dated as of May 12, 2019, by and between Immersion Corporation and Samsung Electronics Co. Ltd	10-Q	001-38334	10.1	August 14, 2019
10.10	*	Form of Change of Control and Severance Agreement	8-K	001-38334	10.2	May 27, 2022
10.11	*	Amended and Restated Change of Control and Severance Agreement, dated January 3, 2023, between Immersion Corporation and Eric Singer	8-K	001-38334	10.2	January 3, 2023
10.12	*	Offer Letter, dated December 30, 2022, between Immersion Corporation and Eric Singer	8-K	001-38334	10.1	January 3, 2023
10.13	*	Summary of Compensation Information of William C. Martin, the Company’s Chief Strategy Officer	10-K	001-38334	10.26	February 22, 2023

10.14	*	Change of Control and Severance Agreement, dated May 26, 2022, by and between Immersion Corporation and William C. Martin.	10-Q	001-38334	10.2	November 14, 2022
10.15	*	Immersion Corporation Annual Bonus Plan	8-K	001-38334	10.1	May 30, 2023
10.16	*	Offer Letter, dated May 26, 2023 between Immersion Corporation and J. Michael Dodson	8-K	001-38334	10.3	May 30, 2023
10.17	*	Change of Control and Severance Agreement, dated May 26, 2023 between Immersion Corporation and J. Michael Dodson	8-K	001-38334	10.4	May 30, 2023
19.1		Insider Trading Policy	10-K	001-38334	19.1	March 12, 2026
21.1		Subsidiaries of Immersion Corporation.	10-K	001-38334	21.1	March 12, 2026
23.1		Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm, with respect to the calendar year ended December 31, 2023.					X
31.1		Certification of Eric Singer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	+	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	+	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1		Dodd-Frank Clawback Policy	10-K	001-38334	97.1	March 12, 2026
101.INS		Inline XBRL Report Instance Document					X
101.SCH		Inline XBRL Taxonomy Extension Schema Document					X
104	+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

Date: March 13, 2026

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer