Form 10-Q
period 2025-07-31
IMMERSION CORP
filed 2026-03-26
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding at March 20, 2026 was 32,921,888.

FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2025, Immersion Corporation is referred to using terms such as the “Company,” “Immersion,” “we,” “us” or “our.”

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results could differ materially from those projected in the forward-looking statements, and therefore, we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026, as amended on March 13, 2026, Part I, Item 1A, “Risk Factors” in Barnes & Noble Education Inc.’s (“Barnes & Noble Education”) Annual Report on Form 10-K for the fiscal year ended May 2, 2025, filed with the SEC on December 23, 2025, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

IMMERSION CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	July 31, 2025	April 30, 2025
ASSETS
Immersion
Cash and cash equivalents	$82,800	$63,550
Investments – current	77,351	88,789
Accounts receivable, net	2,638	2,767
Prepaid expenses and other current assets	12,720	11,331
	175,509	166,437
Barnes & Noble Education
Cash and cash equivalents	7,340	9,058
Accounts receivable, net	161,974	98,075
Merchandise inventories, net	400,565	299,564
Textbook rental inventories, net	8,890	26,439
Prepaid expenses and other current assets	42,595	32,250
	621,364	465,386
Total Current Assets	796,873	631,823
Immersion
Property and equipment, net	104	113
Investments – noncurrent	13,876	13,880
Long-term deposits	6,223	6,188
Other assets – noncurrent	20,489	27,362
	40,692	47,543
Barnes & Noble Education
Property and equipment, net	88,075	95,702
Intangible assets, net	90,619	91,581
Goodwill	69,162	69,162
Operating lease right-of-use assets	165,551	155,281
Other assets – noncurrent	10,737	11,181
	424,144	422,907
Total Assets	$1,261,709	$1,102,273

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	July 31, 2025	April 30, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Immersion
Accounts payable	$20	$13
Accrued compensation	490	343
Deferred revenue – current	2,934	2,938
Other current liabilities	9,677	10,240
	13,121	13,534
Barnes & Noble Education
Accounts payable	236,520	148,848
Accrued liabilities	49,507	44,295
Deferred revenue – current	12,402	10,411
Operating lease liabilities – current	46,439	48,796
	344,868	252,350
Total Current Liabilities	357,989	265,884
Immersion
Deferred revenue – noncurrent	5,058	5,790
Deferred income taxes – noncurrent	11,403	11,034
Other long-term liabilities	12,372	13,344
	28,833	30,168
Barnes & Noble Education
Deferred income taxes – noncurrent	3,963	4,193
Operating lease liabilities – noncurrent	135,912	121,093
Deferred revenue – noncurrent	3,060	3,155
Other long-term liabilities	15,867	15,987
Long-term borrowings	170,000	103,098
	328,802	247,526
Total Liabilities	715,624	543,578
Commitments and contingencies (Note 18)
Stockholders’ Equity:
Common stock – $0.001 par value; 100,000,000 shares authorized; 49,942,199 and 32,817,199 shares issued and outstanding at July 31, 2025, respectively; 49,433,320 and 32,502,969 shares issued and outstanding at April 30, 2025, respectively	50	49
Additional paid-in capital	376,179	374,327
Accumulated other comprehensive income (loss)	354	535
Accumulated earnings (deficit)	32,256	34,691
Treasury stock: 17,125,000 and 16,930,351 shares as of July 31, 2025 and April 30, 2025, respectively, at cost	(113,019)	(111,477)
Total Stockholders' Equity Attributable to Immersion Corporation Stockholders	295,820	298,125
Noncontrolling interest in consolidated subsidiaries	250,265	260,570
Total Stockholders' Equity	546,085	558,695
Total Liabilities and Stockholders’ Equity	$1,261,709	$1,102,273

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended July 31,
(In thousands except per-share data)	2025	2024
REVENUES
Immersion
Royalty and license	$3,872	$48,425
Barnes & Noble Education
Product and other	274,179	130,118
Rental income	13,981	4,946
	288,160	135,064
Total revenues	292,032	183,489

COST OF SALES (excludes depreciation and amortization expense)
Barnes & Noble Education
Product and other cost of sales	226,174	106,865
Rental cost of sales	7,420	3,045
Total cost of sales	233,594	109,910
OPERATING EXPENSES
Immersion
Selling and administrative expenses	3,695	13,411
Barnes & Noble Education
Selling and administrative expenses	67,805	36,330
Depreciation and amortization expense	10,397	5,275
Restructuring and other charges	2,896	5,005
	81,098	46,610
Total operating expenses	84,793	60,021
Operating Income (Loss)	(26,355)	13,558
Interest and other income (expense), net	7,741	10,696
Interest expense	2,829	2,367
Income (Loss) Before Income Taxes	(21,443)	21,887
Income tax benefit (expense)	7,727	(9,687)
Net Income (Loss)	(13,716)	12,200
Less: Net income (loss) attributable to noncontrolling interest	(12,786)	(14,877)
Net Income (Loss) Attributable to Immersion Stockholders	$(930)	$27,077

Earnings (Loss) Per Common Share Attributable to Immersion Stockholders
Basic	$(0.03)	$0.85
Diluted	$(0.03)	$0.83
Weighted-Average Common Shares Outstanding
Basic	32,615	31,970
Diluted	32,615	32,700

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended July 31,
(In thousands)	2025	2024
Net Income (Loss)	$(13,716)	$12,200
Change in unrealized gains (losses) on available-for-sale securities	(181)	(218)
Comprehensive Income (Loss)	(13,897)	11,982
Comprehensive income (loss) attributable to noncontrolling interests	(12,786)	(14,877)
Comprehensive Income (Loss) Attributable to Immersion Stockholders	$(1,111)	$26,859

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended July 31, 2025
	Common Stock					Treasury Stock		Total
(In thousands, except number of shares)	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Shares	Amount	Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
Balances at April 30, 2025	49,433,320	$49	$374,327	$535	$34,691	16,930,351	(111,477)	$298,125	$260,570	$558,695
Net income (loss)	—	—	—	—	(930)	—	—	(930)	(12,786)	(13,716)
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(181)	—	—	—	(181)	—	(181)
Release of restricted stock units and awards, net of shares withheld	491,500	1	(1)	—	—	194,649	(1,542)	(1,542)	—	(1,542)
Shares issued to an employee in lieu of cash compensation	17,379	—	126	—	—	—	—	126	—	126
Dividends declared	—	—	—	—	(1,505)	—	—	(1,505)	—	(1,505)
Stock-based compensation	—	—	1,907	—	—	—	—	1,907	2,481	4,388
Tax effects of changes in controlling and noncontrolling interest	—	—	(180)	—	—	—	—	(180)	—	(180)
Balances at July 31, 2025	49,942,199	$50	$376,179	$354	$32,256	17,125,000	$(113,019)	$295,820	$250,265	$546,085

	Three Months Ended July 31, 2024
	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Shares	Amount	Total Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders' Equity
Balances at April 30, 2024	48,047,329	$48	$322,786	$2,019	$(18,263)	16,192,492	$(105,360)	$201,230	$—	$201,230
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Net income (loss)	—	—	—	—	27,077	—	—	27,077	(14,877)	12,200
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(218)	—	—	—	(218)	—	(218)
Rebalancing of controlling and noncontrolling interest	—	—	55,520	—	—	—	—	55,520	(55,520)	—
Tax effects of changes in controlling and noncontrolling interests	—	—	(11,451)	—	—	—	—	(11,451)	—	(11,451)
Release of restricted stock units and awards, net of shares withheld for payroll taxes	300,000	—	—	—	—	119,307	(1,129)	(1,129)	—	(1,129)
Shares issued to an employee in lieu of cash compensation	89,243	—	762	—	—	—	—	762	—	762
Principal stockholder expense reimbursement	—	—	1,500	—	—	—	—	1,500	—	1,500
Dividends declared	—	—	(1,524)	—	(1)	—	—	(1,525)	—	(1,525)
Stock-based compensation	—	—	1,531	—	—	—	—	1,531	84	1,615
Balances at July 31, 2024	48,436,572	$48	$369,124	$1,801	$8,813	16,311,799	$(106,489)	$273,297	$133,344	$406,641

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended July 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$(13,716)	$12,200
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization expense	10,423	5,300
Stock-based compensation	4,388	1,615
Loss on disposal of property and equipment	1,929	2,884
Deferred income taxes	(1,010)	(2,672)
Net (gains) losses on investment in marketable securities	(2,203)	(6,011)
Net (gains) losses on derivative instruments	(3,782)	(2,071)
Shares issued to an employee in lieu of cash compensation	126	762
Other noncash	(38)	1,327
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	(63,696)	(46,505)
Merchandise inventories	(101,003)	(58,533)
Textbook rental inventories	17,549	(484)
Prepaid expenses and other current assets	(16,380)	3,357
Changes in lease right-of-use assets and liabilities	2,192	30,379
Other assets	7,343	(28,976)
Accounts payable and accrued liabilities	93,039	(45,982)
Other current liabilities	2,147	17,145
Deferred revenue	1,160	2,089
Other long-term liabilities	(121)	(197)
Net cash flows provided by (used in) operating activities	(61,653)	(114,373)
Cash flows from investing activities:
Purchases of marketable securities and other investments	(28,012)	(31,045)
Proceeds from sale or maturities of marketable securities and other investments	41,447	43,688
Proceeds from sale of derivative instruments	416	1,369
Payments for settlement of derivative instruments	(909)	(239)
Acquisition of business net of cash acquired	—	(29,647)
Purchase of property and equipment	(3,736)	(2,808)
Proceeds from disposition of property and equipment	—	223
Net cash flows provided by (used in) investing activities	9,206	(18,459)
Cash flows from financing activities:
Proceeds from borrowings	163,300	166,744
Repayment of borrowing	(96,400)	(46,063)
Dividend payments to stockholders	—	(1,524)
Shares withheld to cover payroll taxes	(1,542)	(1,130)
Net cash provided by (used in) financing activities	65,358	118,027
Net increase (decrease) in cash, cash equivalents and restricted cash	12,911	(14,805)
Cash, cash equivalents, and restricted cash:
Beginning of period	92,273	85,521
End of period	$105,184	$70,716

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Reconciliation of cash, cash equivalents and restricted cash for Condensed Consolidated Balance Sheets:

	Three Months Ended July 31,
(In thousands)	2025	2024
Cash and cash equivalents
Immersion	$82,800	$49,440
Barnes & Noble Education	7,340	8,213
	90,140	57,653
Barnes & Noble Education restricted cash reported as:
Prepaid expenses and other current assets	12,688	10,704
Other assets - noncurrent	2,356	2,359
Total restricted cash	15,044	13,063
Total cash, cash equivalents and restricted cash	$105,184	$70,716

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION

Description of Business

Immersion

Immersion Corporation (“Immersion”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. Unless the context otherwise requires, references in these Notes to the Condensed Consolidated Financial Statements to the “Company”, “we”, “us” and “our” refer to Immersion and our consolidated subsidiaries.

Immersion generates license and royalty revenues from a wide range of intellectual property (“IP”) that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, mobile entertainment; console gaming; and automotive.

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education” or “BNED”). See Note 4. Business Combination for additional information. The financial results of Barnes & Noble Education have been included in our Condensed Consolidated Financial Statements from the acquisition date of June 10, 2024.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of earnings or loss attributable to the interest in Barnes & Noble Education held by other owners. The noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of Barnes & Noble Education’s net assets attributable to the other owners, based on the portion of the interest owned by such owners. As of July 31, 2025, the noncontrolling interest was $250.3 million. At the end of each reporting period, equity related to Barnes & Noble Education that is attributable to Immersion and the other owners is rebalanced to reflect Immersion’s and the other owners’ ownership in Barnes & Noble Education.

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the applicable articles of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. GAAP and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2025, as amended. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

Due to their non-homogeneous operations, our Condensed Consolidated Balance Sheet as of July 31, 2025 and Consolidated Balance Sheet as of April 30, 2025 and Condensed Consolidated Statements of Operations for the three months ended July 31, 2025 and 2024, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities and operations of Barnes & Noble Education's business. All of the assets of Barnes & Noble Education, reported on the Condensed Consolidated Balance Sheets, can be used only to settle obligations of Barnes & Noble Education. None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion Corporation.

Reporting Periods

On September 27, 2024, following the issuance of the Company’s Condensed Consolidated Financial Statements as of June 30, 2024 and for the three months ended June 30, 2024 and 2023, the Board of Directors of Immersion approved a change in our fiscal year for the period beginning on January 1 and ending on December 31 to the period beginning on May 1 and ending on April 30. The Company has recast the historical financial statements presented herein for the three months ended July 31, 2024 to align with the Company’s new fiscal year.

Summary of Significant Accounting Policies

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates.

Earnings (Losses) Per Share

We present both basic and diluted earnings (losses) per share (“EPS”) using the two-class method, which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the income available to Immersion stockholders by the weighted-average number of common stock shares outstanding for the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

These shifts in timing may affect the comparability of Barnes & Noble Education’s results across periods. Sales attributable to Barnes & Noble Education’s wholesale business are generally highest in Barnes & Noble Education’s first, second and third quarters, as it sells textbooks and other course materials for retail distribution. See Revenue Recognition and Deferred Revenue discussion below.

Restricted Cash

At July 31, 2025 and April 30, 2025, restricted cash was comprised of $12.7 million and $17.3 million, respectively, in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets related to segregated funds for commission due to Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) for logo merchandise sales as per the Lids service provider merchandising agreement, and for both respective dates, $2.4 million in Other assets - noncurrent in the Condensed Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.

Merchandise Inventories

Merchandise inventories, which consist of finished goods, are stated at the lower of cost or market. Market value of Barnes & Noble Education's inventory, which is all purchased finished goods is determined based on its estimated net realizable value, which is generally the selling price less normally predictable costs of disposal and transportation. Reserves for non-returnable inventory represent write downs that reduce the cost basis of the asset. These write-downs are based on Barnes & Noble Education’s history of liquidating non-returnable inventory, which includes certain assumptions, including markdowns and inventory aging.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cost is determined primarily by the retail inventory method for Barnes & Noble Education's retail business. Textbook and trade book inventories for retail and wholesale are valued using the LIFO method. The related LIFO reserve was $6.4 million to Barnes & Noble Education’s inventory balance as of July 31, 2025 and April 30, 2025, respectively.

For Barnes & Noble Education’s physical bookstores, Barnes & Noble Education estimates and accrues inventory shortage for the period between the last physical count and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends.

The physical bookstores fulfillment order is directed first to Barnes & Noble Education’s wholesale operations before other sources of inventory are utilized. The products that Barnes & Noble Education sells originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers.

Textbook Rental Inventories

Physical textbooks out on rent are categorized as textbook rental inventories. At the time a rental transaction is consummated, the book is removed from merchandise inventories and moved to textbook rental inventories at cost. The cost of the book is amortized down to its estimated residual value over the rental period with the amortization expense recognized in cost of goods sold. At the end of the rental period, upon return, the book is removed from textbook rental inventories and recorded in merchandise inventories at its amortized cost.

Leases

Barnes & Noble Education recognizes lease assets and lease liabilities on the Condensed Consolidated Balance Sheets for all operating lease arrangements based on the present value of future lease payments as required by Accounting Standards Codification (“ASC”) Topic 842, Leases. Barnes & Noble Education does not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). Barnes & Noble Education recognizes lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve-month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset. Barnes & Noble Education recognizes lease expense related to college and university contracts, inclusive of the amortization of the unfavorable lease terms determined at the acquisition date of June 10, 2024, as cost of sales in the Condensed Consolidated Statements of Operations and Barnes & Noble Education recognizes lease expense related to its various office spaces as selling and administrative expenses in the Condensed Consolidated Statements of Operations.

For leases entered into after June 10, 2024, Barnes & Noble Education uses its incremental borrowing rates to determine the present value of fixed lease payments based on the information available at the commencement date, as the rate implicit in the lease is not readily determinable. Barnes & Noble Education utilizes an estimated collateralized incremental borrowing rate as of the effective date or the commencement date of the lease, whichever is later. See Note 8. Leases for additional information.

Revenue Recognition and Deferred Revenue

Product sales and rentals

The majority of Barnes & Noble Education’s revenue is derived from the sale of products through its bookstore locations, including virtual bookstores, and its bookstore affiliated e-commerce websites, and contains a single performance obligation. Revenue from sales of products is recognized at the point in time when control of the products is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for the products. For additional information, see Note 6. Revenue Recognition for additional information.

Product revenue is recognized when the customer takes physical possession of its products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of products by its customers for products ordered through websites and virtual bookstores. Product sales from Barnes & Noble Education’s wholesale operations are recognized upon shipment of physical textbooks at which point title passes and risk of loss is transferred to the customer. Additional revenue is recognized for shipping charges billed to customers and shipping costs are accounted for as fulfillment costs within cost of sales.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon delivery of the digital content as product sales in Barnes & Noble Education’s condensed consolidated financial statements. A software feature is embedded within the content of Barnes & Noble Education’s digital textbooks, such that upon expiration of the term the customer is no longer able to access the content. While the sale of the digital textbook allows the customer to access digital content for a fixed period of time, once the digital content is delivered to the customer, Barnes & Noble Education’s performance obligation is complete.

Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in Barnes & Noble Education’s condensed consolidated financial statements. Rental periods are typically for a single semester and are always less than one year in duration. Barnes & Noble Education offers a buyout option to allow the purchase of a rented physical textbook at the end of the rental period if the customer desires to do so. Barnes & Noble Education records the buyout purchase when the customer exercises and pays the buyout option price which is determined at the time of the buyout. In these instances, Barnes & Noble Education accelerates any remaining deferred rental revenue at the point of sale.

Revenue recognized for the BNC First Day offerings is consistent with Barnes & Noble Education’s policies outlined above for product, digital and rental sales, net of an anticipated opt-out or return provision. Given the growth of BNC First Day programs, the timing of cash collection from Barnes & Noble Education’s school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts the BNC First Day affordable access course material offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in Barnes & Noble Education's third quarter given the timing of the Spring Term and its quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor.

Barnes & Noble Education estimates returns based on an analysis of historical experience. A provision for anticipated merchandise returns is provided through a reduction of sales and cost of sales in the period that the related sales are recorded.

For sales and rentals involving third-party products, Barnes & Noble Education evaluates whether it is acting as a principal or an agent. This determination is based on Barnes & Noble Education’s evaluation of whether it controls the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether Barnes & Noble Education controls the specified goods or services prior to transferring them to the customer, including whether Barnes & Noble Education has the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where Barnes & Noble Education is the principal, it records revenue on a gross basis, and for those transactions where Barnes & Noble Education is an agent to a third-party, it records revenue on a net basis.

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

Service and other revenue

Service and other revenue is primarily derived from brand marketing services which include promotional activities and advertisements within Barnes & Noble Education’s physical bookstores and web properties performed on behalf of third-party customers, shipping and handling, and revenue from other programs.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cost of Sales

Cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to Barnes & Noble Education’s college and university contracts and other facility related expenses.

Selling and Administrative Expenses

The Company’s selling and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation, legal and other professional fees, external legal costs for patents, office expense, travel, and facilities costs.

Barnes & Noble Education’s selling and administrative expenses consist primarily of employee payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, finance, and accounting.

Accounting Pronouncements

Recently issued accounting pronouncements

There were no new accounting pronouncements issued during the quarter ended July 31, 2025, that are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Adopted

In September 2025, Financial Accounting Standards Board (the "FASB") issued ASU No. 2025-07 (“ASU 2025-07”), "Derivatives and Hedging (Topic 815): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 related to share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2025-07 effective May 1, 2025, the first day of fiscal 2026. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 11. Participation Interest Purchase Agreement for additional information.

3. RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS

As previously disclosed in Note 20 of the Company’s consolidated financial statements for the fiscal year ended April 30, 2025, the Company restated the unaudited quarterly Condensed Consolidated Financial Statements for the quarterly and year-to-date periods ended January 31, 2025 and October 31, 2024, calendar quarter and year-to-date ended June 30, 2024, and the one month period ended July 31, 2024 (the “restated periods”) in connection with the identification of material errors related to the accounting for digital cost of sales, leases and other items. While some of these restated periods were used to derive the Company’s results for the three months ended July 31, 2024, such restated periods are not presented herein because the Company has recast its historical financial statements for the three months ended July 31, 2024 to align with its new fiscal year. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. BUSINESS COMBINATION

On June 10, 2024 (“Closing Date”), we acquired 42% of all outstanding common shares of Barnes & Noble Education, as well as control over Barnes & Noble Education through five Immersion-appointed board seats. The total cash consideration transferred was approximately $50.1 million after the $2.5 million Backstop Commitment (as defined in the purchase agreement between Barnes & Noble Education and the Company) and $2.5 million in transaction costs, incurred by Immersion but reimbursed by Barnes & Noble Education. For the fiscal year ended April 30, 2025, Immersion incurred costs related to this acquisition of $1.2 million, inclusive of the expenses reimbursed by Barnes & Noble Education, that were expensed as incurred and recorded in Selling and administrative expenses in the accompanying Condensed Consolidated Statement of Operations. The acquisition aims to expand Immersion's offerings, increase its customer reach, and diversify into the education sector.

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. The purchase price allocation was finalized during the measurement period and the amounts presented below reflect final measurement period adjustments recorded during the fiscal year ended April 30, 2025. See Note 9. Goodwill and Intangible Assets for additional information. The results of the purchase price allocation below are presented, inclusive of the restatement adjustments. For the impacts of the restatement on the preliminary purchase price allocation, see, Note 20. Restatement of Quarterly Financial Information (Unaudited) as previously disclosed in the Company’s consolidated financial statements for the fiscal year ended April 30, 2025.

The following table presents the results of the final purchase price allocation, inclusive of the restatement adjustments (in thousands):

Final Purchase Price Allocation
Assets acquired
Cash and cash equivalents	$14,736
Accounts receivable	115,320
Merchandise inventories	336,741
Textbook rental inventories	5,158
Prepaid expenses and other current assets (including $4.8 million in restricted cash)	26,969
Property and equipment	118,818
Operating lease right-of-use assets	186,180
Intangible assets	95,000
Other assets noncurrent (including $1.0 million in restricted cash)	11,796
Total assets acquired	$910,718
Liabilities assumed
Accounts payable	279,456
Accrued liabilities	98,974
Deferred revenue – current	7,651
Operating lease liabilities – current	76,677
Deferred income taxes – noncurrent	4,790
Operating lease liabilities – noncurrent	141,501
Deferred revenue – noncurrent	3,393
Other long-term liabilities	12,413
Long-term borrowings	101,235
Total liabilities assumed	726,090
Net assets acquired	$184,628

Total consideration transferred	$50,133
Less: Net assets acquired	(184,628)
Plus: Noncontrolling interest	203,657
Goodwill	$69,162

Identifiable intangible assets acquired were comprised of the following (in thousands except for estimated useful life):

(in thousands)	Amount	Estimated Life
Trade name	$45,000	Indefinite
Customer relationships	50,000	13 years
Total intangible assets	$95,000

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Trade name represents Barnes & Noble Education’s right to its trade name on a perpetual, royalty-free basis as it existed on the acquisition Closing Date. Customer relationships consist of distinct values associated with Barnes & Noble Education’s large operating footprint with direct access to students and faculty across a diverse customer base.

We used the assistance of a third-party firm to estimate the fair value of the intangible assets acquired. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. The key assumptions used to estimate the values of identifiable intangible assets include management’s estimates of future revenue, adjusted for growth, EBITDA margins, royalty rate attrition based on historical data and management's forward-looking expectations. These cash flows were discounted at a rate of 21%, which reflects our cost of equity. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flow.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. SEGMENT REPORTING

We operate as two operating and reportable segments, Immersion and Barnes & Noble Education. Our Chief Executive Officer, as the Company’s Chief Operating Decision Maker, uses Operating income (loss) as the profitability metric for the purposes of making decisions related to the allocation of resources to each segment and assessing performance of each segment, Summarized financial information for our reportable segments is reported below (in thousands):

	Three Months Ended
(in thousands)	July 31, 2025	July 31, 2024
Revenues:
Immersion	$3,872	$48,425
Barnes & Noble Education	288,160	135,064
Total revenues	292,032	183,489

Cost of sales (excludes depreciation and amortization expense):
Barnes & Noble Education	233,594	109,910
Operating expenses:
Immersion
Selling and administrative expenses	3,695	13,411
Barnes & Noble Education
Selling and administrative expenses	67,805	36,330
Depreciation and amortization expense	10,397	5,275
Restructuring and professional fees	2,896	5,005
	81,098	46,610
Total operating expenses	84,793	60,021
Operating Income (Loss):
Immersion	177	35,014
Barnes & Noble Education	(26,532)	(21,456)
Operating Income (Loss)	$(26,355)	$13,558

The reconciliation between segment operating income (loss) and income (loss) before income taxes is included within our Condensed Consolidated Statements of Operations.

6. REVENUE RECOGNITION

Immersion

Disaggregated Revenue

The following table presents the disaggregation of Immersion’s revenue for the three months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended
	July 31, 2025	July 31, 2024
Fixed fee license revenue	$736	$45,326
Per-unit royalty revenue	3,136	3,099
Total royalty and license revenue	$3,872	$48,425

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Assets

As of July 31, 2025, we had contract assets of $8.1 million included within Prepaid expenses and other current assets and $20.5 million within Other assets – noncurrent on the Condensed Consolidated Balance Sheet. As of April 30, 2025, we had contract assets of $7.8 million included within Prepaid expenses and other current assets and $27.4 million within Other assets - noncurrent on the Condensed Consolidated Balance Sheet.

Deferred Revenue

The following table presents changes in deferred revenue associated with our contract liabilities (in thousands):

	July 31, 2025	April 30, 2025
Deferred revenue beginning of the period	$8,728	$20,472
Additions to deferred revenue during the period	-	882
Reductions to deferred revenue for revenue recognized during the period	(736)	(12,626)
Deferred revenue balance end of the period	$7,992	$8,728

Based on contracts signed and payments received as of July 31, 2025, we expect to recognize $8.0 million in revenue under our fixed fee license agreements, which are satisfied over time, including $7.5 million over one to three years and $0.5 million over more than three years.

Barnes & Noble Education

Disaggregated Revenue

The following table presents disaggregated the revenue associated with Barnes & Noble Education’s major products and service offerings (in thousands):

	Three Months Ended July 31, 2025	From June 10, 2024 to July 31, 2024
Course material product sales	$157,598	$68,153
General merchandise product sales (a)	97,710	50,838
Services and other revenue (b)	18,871	11,127
Total product and other revenue	274,179	130,118
Course material rental income	13,981	4,946
Total revenue	$288,160	$135,064
a)
Logo general merchandise sales are recognized on a net basis as commission revenue in the condensed consolidated financial statements.
b)
Service and other revenue primarily relates to brand partnership marketing and other service revenues.

Deferred Revenue

Contract Assets and Contract Liabilities

Contract assets represent the sale of goods or services to a customer before Barnes & Noble Education has the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0.3 million and $0.6 million for July 31, 2025 and April 30, 2025, respectively, on the Condensed Consolidated Balance Sheets.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract liabilities represent an obligation to transfer goods or services to a customer for which Barnes & Noble Education has received consideration and consists of its deferred revenue liability (deferred revenue). Deferred revenue consists of the following:

•
advanced payments from customers related to textbook rental performance obligations, which are recognized ratably over the terms of the related rental period;
•
unsatisfied performance obligations associated with partnership marketing services, which are recognized when the contracted services are provided to Barnes & Noble Education’s partnership marketing customers; and
•
unsatisfied performance obligations associated with the premium paid for the sale of treasury shares, which are expected to be recognized over the term of the merchandising contracts for Fanatics and Lids.

The following table presents changes in deferred revenue associated with Barnes & Noble Education's contract liabilities (in thousands):

	July 31, 2025	April 30, 2025
Deferred revenue as of the beginning of the period	$13,566	$11,044
Additions to deferred revenue during the period	20,720	173,969
Reductions to deferred revenue for revenue recognized during the period	(18,824)	(171,447)
Deferred revenue balance at the end of period	$15,462	$13,566

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Immersion invests surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal. The following summarizes our investments in marketable-equity and debt securities as of July 31, 2025 and April 30, 2025 (in thousands):

Investments - current	July 31, 2025	April 30, 2025
Marketable equity securities	$61,305	$55,784
U.S. treasury securities	16,046	33,005
Total Investments – current	$77,351	$88,789

Investments - noncurrent	July 31, 2025	April 30, 2025
Corporate bonds	$13,876	$13,880
Total Investments – noncurrent	$13,876	$13,880

Marketable Securities

Marketable securities as of July 31, 2025 and April 30, 2025 consisted of the following (in thousands):

	July 31, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$67,956	$6,659	$(13,310)	$61,305
Marketable debt securities
U.S. treasury securities	15,907	139	—	16,046
Corporate bonds	13,787	162	(73)	13,876
Total marketable debt securities	29,694	301	(73)	29,922
	$97,650	$6,960	$(13,383)	$91,227

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	April 30, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$63,677	$6,892	$(14,785)	$55,784
Marketable debt securities
U.S. treasury securities	32,674	331	—	33,005
Corporate bonds	13,802	147	(69)	13,880
Total marketable debt securities	46,476	478	(69)	46,885
	$110,153	$7,370	$(14,854)	$102,669

The following summarizes Immersion’s amortized costs and fair value of our marketable securities, by contractual maturity, as of July 31, 2025 (in thousands):

	July 31, 2025
	Amortized Cost	Fair Value
Less than 1 year	$15,907	$16,046
1 to 5 years	13,787	13,876
More than 5 years	—	—
Total	$29,694	$29,922

As of July 31, 2025, the fair value of corporate bonds with unrealized loss positions was $10.6 million, with an aggregated loss of $0.1 million. There were no U.S. treasury securities with an unrealized loss position at July 31, 2025. As of April 30, 2025, the fair value of available-for-sale debt securities in unrealized loss positions for corporate bonds were $10.6 million , with an aggregated loss of $0.1 million. There were no U.S. treasury securities with an unrealized loss position at April 30, 2025. For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. We had no credit-related impairment loss as of July 31, 2025 and April 30, 2025.

Derivative Financial Instruments

Immersion’s derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on our Condensed Consolidated Balance Sheets as of July 31, 2025 and April 30, 2025 (in thousands):

	July 31, 2025
	Cost	Unrealized (Gains) Losses	Fair Value
Derivative instruments	$4,406	$1,133	$5,539
	$4,406	$1,133	$5,539

	April 30, 2025
	Cost	Unrealized (Gains) Losses	Fair Value
Derivative instruments	$6,045	$3,709	$9,754
	$6,045	$3,709	$9,754

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following summarizes the realized and unrealized gains and losses from Immersion’s equity securities and derivative instruments and realized gains and losses from Immersion’s marketable debt securities are as follows (in thousands):

	Three Months Ended July 31,
	2025	2024
Net unrealized gains (losses) recognized on marketable equity securities	$1,243	$1,630
Net realized gains recognized on marketable equity securities	960	3,108
Net unrealized gains (losses) recognized on derivative instruments	2,577	(525)
Net realized gains recognized on derivative instruments	1,205	2,596
Net realized gains recognized on marketable debt securities	—	1,273
Total net gains recognized in interest and other income (loss), net	$5,985	$8,082

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

See Note 11. Participation Interest Purchase Agreement for fair value information about Barnes & Noble Education’s derivative instrument held as of July 31, 2025 and April 30, 2025, that is fair valued using Level 3 inputs.

Financial instruments measured at fair value on a recurring basis as of July 31, 2025 and April 30, 2025 are classified based on the valuation technique in the table below (in thousands):

	July 31, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money Market funds (within cash and cash equivalents)	$68,635	$—	$—	$68,635
U.S. treasury securities	—	16,046	—	16,046
Equity securities	61,305	—	—	61,305
Corporate bonds	—	13,876	—	13,876
Total assets at fair value	$129,940	$29,922	$—	$159,862

Liabilities
Derivative instruments	$3,697	$1,842	$—	$5,539
Total liabilities at fair value	$3,697	$1,842	$—	$5,539

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	April 30, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money Market funds (within cash and cash equivalents)	$59,747	$—	$—	$59,747
U.S. treasury securities	-	33,005	—	33,005
Equity securities	55,784	—	—	55,784
Corporate bonds	3,272	10,608	—	13,880
Total assets at fair value	$118,803	$43,613	$—	$162,416

Liabilities
Derivative instruments	$6,456	$3,298	$—	$9,754
Total liabilities at fair value	$6,456	$3,298	$—	$9,754

8. LEASES

Immersion

For the three months ended July 31, 2025 and 2024, Immersion’s leases and related activity was not material.

Barnes & Noble Education

Barnes & Noble Education recognizes lease assets and lease liabilities on the Condensed Consolidated Balance Sheets for substantially all lease arrangements based on the present value of future lease payments as required by ASC Topic 842, Leases. Barnes & Noble Education’s portfolio of leases consists of operating leases comprised of operating agreements, which grant us the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. Barnes & Noble Education has one immaterial finance lease and no short-term leases (i.e., those with a term of twelve months or less).

Barnes & Noble Education recognizes a right of use (“ROU”) asset and lease liability in the Condensed Consolidated Balance Sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability when it is reasonably certain that such options will be exercised.

Barnes & Noble Education’s lease terms generally range from one year to fifteen years, and a number of agreements contain minimum annual guarantees, many of which are adjusted at the start of each contract year based on the actual sales activity of the leased premises for the most recently completed contract year.

Payment terms are based on the fixed rates explicit in the lease, including minimum annual guarantees, and/or variable rates based on: (i) a percentage of revenues or sales arising at the relevant premises (“variable commissions”), and/or (ii) operating expenses, such as common area charges, real estate taxes and insurance. For contracts with fixed lease payments, including those with minimum annual guarantees, Barnes & Noble Education recognizes lease expense on a straight-line basis over the lease term. For variable commissions, Barnes & Noble Education recognizes lease expense as incurred. Barnes & Noble Education’s lease agreements do not contain any material residual value guarantees, material restrictions, or covenants.

Barnes & Noble Education uses an estimated incremental borrowing rate to determine the present value of fixed lease payments based on the information available at the lease commencement date, if the rate implicit in the lease is not readily determinable. Barnes & Noble Education utilizes an estimated collateralized incremental borrowing rate as of the effective date or the commencement date of the lease, whichever is later.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes additional information related to Barnes & Noble Education’s operating leases:

	Three Months Ended July 31, 2025	From June 10, 2024 to July 31, 2024
Operating lease cost	$17,579	$10,879
Variable lease payments	20,912	3,981
Short-term lease cost	—	2,771
Total lease cost	$38,491	$17,631

	July 31, 2025	July 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	14,199	18,868
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	24,884	13,234
Weighted-average remaining lease term (in years)	4.7	4.6
Weighted-average discount rate	6.7%	5.5%

9. GOODWILL AND INTANGIBLE ASSETS

The Company recognized $69.2 million in goodwill as the result of the business combination with Barnes & Noble Education on June 10, 2024. See Note 4. Business Combination for additional information. The carrying value of goodwill was $69.2 million as of July 31, 2025 and April 30, 2025.

In accordance with ASC Topic 350, Intangibles - Goodwill and Other, the Company did not record any goodwill impairment losses during the three months ended July 31, 2025 and 2024. Goodwill represents the future economic benefit attributable to Barnes & Noble Education’s assembled workforce, which is not individually and separately recognized as an intangible asset. As such, the carrying value of goodwill has been allocated to Barnes & Noble Education Segment and none of the goodwill has been allocated to the Immersion Segment.

Intangible Assets, net

The following is a summary of intangible assets excluding goodwill recorded as intangible assets on our Condensed Consolidated Balance Sheets as of July 31, 2025 and April 30, 2025 (in thousands):

	July 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
Trade name	$45,000	N/A	$45,000	Indefinite
Customer relationships	50,000	(4,381)	45,619	11.9
Total	$95,000	$(4,381)	$90,619

	April 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
Trade name	$45,000	N/A	$45,000	Indefinite
Customer relationships	50,000	(3,419)	46,581	12.2
Total	$95,000	$(3,419)	$91,581

Amortization of finite-lived intangible assets is computed using the straight-line method over their estimated useful lives. Trade name is determined to have an indefinite useful life and is not subject to amortization.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amortization expense was $1.0 million for the three months ended July 31, 2025 and $0.5 million for the period from June 10, 2024, to July 31, 2024.

Estimated amortization expense of the intangible assets to be recognized by the Company are as follows (in thousands):

Year ended April 30,	Amount
Remainder of 2026	$2,885
2027	3,846
2028	3,846
2029	3,846
2030	3,846
Thereafter	27,350
Total	$45,619

10. DEBT

The following is a summary of Barnes & Noble Education’s outstanding borrowing as of July 31, 2025 (in thousands):

	Maturity Date	July 31, 2025
Total debt - Barnes & Noble Education credit facility	June 9, 2028	$170,000
Balance sheet classification:
Long-term borrowings		$170,000

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Restated ABL Facility contains customary events of default, including for non-payment of obligations owing under the Credit Facility, material breaches of representations and warranties, failure to perform or observe covenants, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Restated ABL Facility also contains customary affirmative covenants and representations and warranties. In connection with the timing of Barnes & Noble Education’s financial statement filings, Barnes & Noble Education entered into a series of limited consent and waiver agreements with the lenders under its asset-based revolving credit facility (the “Credit Facility”) to extend certain financial reporting deadlines. These waivers related solely to the timing of Barnes & Noble Education’s filings and did not arise from noncompliance with any financial covenants. The Investigation and related restatement of Barnes & Noble Education’s previously issued financial statements have been completed.

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

In connection with the Restated ABL Facility, with respect to the 1.0% fee payable in connection with the eighth amendment to the Restated ABL Facility (prior to its having been restated), (x) 50% was paid on September 2, 2024, and (y) 50% was paid on June 10, 2025.

As of July 31, 2025, and through the date of this filing, Barnes & Noble Education was in compliance with all debt covenants under the Restated ABL Facility.

During the three months ended July 31, 2025, Barnes & Noble Education borrowed $163.3 million and repaid $96.4 million under the Restated ABL Facility, with $170 million of outstanding borrowings under the Restated ABL Facility as of July 31, 2025.

11. PARTICIPATION INTEREST PURCHASE AGREEMENT

Participation Interest Purchase Agreement

In April 2025, Barnes & Noble Education entered into a Participation Interest Purchase Agreement (the “Agreement”) with Jefferies Leveraged Credit Products LLC (“Jefferies”), under which Jefferies paid Barnes & Noble Education $12.6 million in exchange for a participation interest in the proceeds of a specified litigation claim. The Agreement is non-recourse to Barnes & Noble Education with respect to financial risk, and Jefferies’ entitlement to payment is limited to proceeds, if any, received from the litigation.

Barnes & Noble Education has continuing contractual obligations under the Agreement, including remaining the plaintiff of record, cooperating with Jefferies and its counsel, providing access to litigation-related documents, and complying with certain settlement-related provisions. These obligations are protective in nature and are intended to preserve Jefferies’ contractual rights; however, they do not require Barnes & Noble Education to repay amounts received, provide services, or otherwise create a debt obligation.

Effective May 4, 2025, the first day of Barnes & Noble Education’s fiscal year 2026, Barnes & Noble Education early adopted ASU No. 2025-07, Derivatives and Hedging (Topic 815): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. Upon adoption, the Agreement no longer met the definition of a derivative under ASC 815, as the arrangement qualifies for the scope exception for litigation funding arrangements that do not create or modify debt.

Accordingly, upon adoption, the previously recognized derivative liability was reclassified to deferred income within other long-term liabilities, and the Agreement is accounted for under ASC 470, Debt, as deferred income. The deferred income will be recognized in earnings when the related litigation is resolved and proceeds, if any, are distributed.

The guidance was applied using a modified retrospective approach, resulting in the reclassification of the derivative liability to deferred income as of the adoption date. The cumulative-effect adjustment to retained earnings upon adoption was immaterial. No amounts related to this arrangement are subject to recurring fair-value measurement subsequent to adoption.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. STOCK-BASED COMPENSATION

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

A summary of our equity incentive program as of July 31, 2025 is as follows (in thousands):

Common stock shares available for grant	2,226
RSUs outstanding	633
RSAs outstanding	—
PSUs outstanding	—

As of July 31, 2025, we did not have any outstanding stock options.

Restricted Stock Units

The following summarizes RSU activities for the three months ended July 31, 2025:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at April 30, 2025	1,125	$8.24	1.30
Granted	—	—
Released	(492)	8.99
Forfeited	—	—
Outstanding at July 31, 2025	633	$7.66	0.71

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock-based Compensation Expense

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The stock-based compensation related to all of our stock-based awards as of the three months ended July 31, 2025 and July 31, 2024 is as follows (in thousands):

	Three Months Ended
	July 31, 2025	July 31, 2024
Stock options	$—	$—
RSUs, RSAs and PSUs	1,998	1,472
Total	$1,998	$1,472
Selling and administrative expenses	$1,998	$1,472
Total	$1,998	$1,472

As of July 31, 2025, there was $2.5 million of unrecognized compensation cost adjusted for estimated forfeitures related to unvested, RSUs, RSAs and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Barnes & Noble Education

Stock-based Compensation Expense

For the three months ended July 31, 2025, and the period from June 10, 2024 to July 31, 2024, the total stock-based compensation expense for options, RSAs, RSUs, and PSUs were (in thousands):

	Three Months Ended July 31,
	2025	2024
Stock options	$—	$—
RSUs, RSAs and PSUs	2,480	(187)
Total	$2,480	$(187)
Selling and administrative expenses	$2,480	$(187)
Total	$2,480	$(187)

The total unrecognized compensation cost related to unvested awards as of July 31, 2025 was $8.6 million and is expected to be recognized over a weighted-average period of 1.85 years.

13. EMPLOYEE BENEFIT PLAN

Barnes & Noble Education sponsors defined contribution plans for the benefit of substantially all of its employees. MBS Textbook Exchange, LLC (“MBS”), a subsidiary of Barnes & Noble Education, maintains a profit-sharing plan covering substantially all full-time employees of MBS. For all plans, Barnes & Noble Education is responsible to fund the employer contributions directly, if any. There was no benefit expense for these plans during the three months ended July 31, 2025, and for the period from June 10, 2024 to July 31, 2024.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. STOCKHOLDERS’ EQUITY

Immersion Stock Repurchase Program

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. The December 2022 Stock Repurchase Program has been amended various times and the most recent amendment extended the expiration date to December 29, 2026.

During the three months ended July 31, 2025, the Company did not purchase shares under the December 2022 Stock Repurchase Program. As of July 31, 2025, the Company had $40.6 million available for repurchase under the December 2022 Stock Repurchase Program.

Barnes & Noble Education Stock Repurchase Program

On December 14, 2015, the Board of Directors authorized a stock repurchase program of up to $50 million in the aggregate outstanding Barnes & Noble Education’s common stock (“BNED’s Common Stock”). The stock repurchase program is carried out at the direction of Barnes & Noble Education’s management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the three months ended July 31, 2025, Barnes & Noble Education did not purchase shares under the stock repurchase program. As of July 31, 2025, approximately $26.7 million remains available under the stock repurchase program.

Immersion Dividends Declared and Dividend Payments

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
November 13, 2023	Quarterly (increased)	0.045	January 14, 2024	January 25, 2024
March 7, 2024	Quarterly	$0.045	April 12, 2024	April 19, 2024
May 8, 2024	Quarterly	$0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
July 8, 2025	Quarterly	0.045	July 23, 2025	August 8, 2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time to time.

During the three months ended July 31, 2025, the Company paid no dividends and during the three months ended July 31, 2024, the Company paid $1.5 million in dividends.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table summarizes the ownership interest in Barnes & Noble Education:

	July 31, 2025
	Shares Owned	% of Ownership
Immersion	11,208,746	32.9%
Noncontrolling Interest	22,845,101	67.1%
Total BNED Common Stock outstanding	34,053,847	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to the non-controlling interest holders and were as follows:

	Three Months Ended July 31, 2025	From June 10, 2024 to July 31, 2024
Noncontrolling interest's weighted-average ownership percentage	67.1%	61.0%

The following table summarizes the effect of changes in ownership of Barnes & Noble Education on the Company’s equity for the periods presented (in thousands):

	Three Months Ended July 31, 2025	From June 10, 2024 to July 31, 2024
Net Income (loss) attributable to Immersion stockholders	$(930)	$27,077
Transfers from (to) noncontrolling interest:
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, and sales of common stock	—	55,520
Total effect of changes in ownership interest on equity attributable to Immersion stockholders	$(930)	$82,597

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

16. INCOME TAXES

Provision for income taxes for the three months ended July 31, 2025 and July 31, 2024 consisted of the following (in thousands):

	Three Months Ended July 31,
	2025	2024
Income (Loss) Before Income Taxes	$(21,443)	$21,887
Income tax benefit (expense)	7,727	(9,687)
Effective tax rate	36.0%	44.3%

Provision for income taxes for the three months ended July 31, 2025 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate.

We maintain a valuation allowance for certain deferred tax assets in the United States and Canada, which management believes are not more likely than not to be realizable in the future. Changes in provision for income taxes resulted primarily from the change in income from continuing operations across various tax jurisdictions.

In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards. We also maintain liabilities for uncertain tax positions.

As of July 31, 2025, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $13.3 million, of which $11.7 million could be payable in cash. In addition, interest and penalty of $1.0 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $12.7 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

The Company recorded an estimated tax true-up to Barnes & Noble Education’s purchase accounting attributed to the Barnes & Noble Education’s IRC Section 382 study performed and the accounting method change filed for its 2024 tax return in the current period.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax benefit of $8.6 million on pre-tax loss of $26.9 million during the three months ended July 31, 2025, which represented an effective income tax rate of 32.1%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of July 31, 2025, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following are reconciliations of the denominators used in computing basic and diluted net income per share (in thousands):

	Three Months Ended July 31,
	2025	2024
Basic
Numerator:
Net income (loss) attributable to Immersion Stockholders	$(930)	$27,077
Adjustment for Immersion's portion of Barnes & Noble Education's EPS to be included in the numerator for Immersion's basic EPS calculation (a)	—	3
Net income (loss) attributable to Immersion Stockholders, basic	$(930)	$27,080

Denominator:
Weighted-average shares outstanding, basic	32,615	31,970
Net income (loss) attributable to Immersion stockholders per share, basic	$(0.03)	$0.85

Diluted
Numerator:
Net income (loss) attributable to Immersion Stockholders	$(930)	$27,077
Adjustment for Immersion's portion of Barnes & Noble Education's EPS to be included in the numerator for Immersion's diluted EPS calculation (a)	—	3
Net income (loss) attributable to Immersion stockholders, diluted	$(930)	$27,080

Denominator:
Weighted-average shares outstanding, basic	32,615	31,970
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	—	730
Weighted average shares outstanding, diluted	32,615	32,700
Net income (loss) attributable to Immersion stockholders per share, diluted	$(0.03)	$0.83
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

For the three months ended July 31, 2025, the Company had 377 thousand outstanding RSU awards that could potentially dilute earnings per share in the future, but these were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the three months ended July 31, 2024, the Company had no outstanding stock options or awards that could potentially dilute basic earnings per share in the future.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LGE Korean Withholding Tax Matter

On October 16, 2017, we received a letter from LG Electronics Inc. ("LGE") requesting that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE's royalty payments to Immersion Software Ireland Limited, a subsidiary of the Company, from 2012 to 2014. Pursuant to an agreement reached with LGE, on April 8, 2020, we provided a provisional deposit to LGE in the amount of KRW 5,916,845,454 (approximately $5.0 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2020, we recorded this deposit in Long‑term deposits on our Condensed Consolidated Balance Sheets. In the fourth quarter of 2021, we recorded an impairment charge of $0.8 million related to the long‑term deposits paid to LGE.

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

On April 25, 2023, we received notice from LGE requesting us to reimburse LGE with respect to its withholding tax imposed on LGE by the Korean tax authorities following a recent tax audit of LGE for the years 2018 through 2022. Pursuant to an agreement reached with LGE, on June 2, 2023, we provided a provisional deposit to LGE in the amount of KRW 3,024,877,044 (approximately $2.3 million) representing the amount of such withholding tax that was imposed on LGE, which provisional deposit would be returned to us to the extent we ultimately prevail in the appeal in the Korean courts. In the second quarter of 2023, we recorded this deposit in Long‑term deposits on our Condensed Consolidated Balance Sheets. In the second quarter of 2023, we recorded an impairment charge of $0.3 million related to the long‑term deposits paid to LGE.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Based on the developments in these cases, we regularly reassess the likelihood that we will prevail in the claims from the Korean tax authorities with respect to the LGE case. To the extent that we determine that it is more likely than not that we will prevail against the claims from the Korean tax authorities, then no additional tax expense is provided for in our Condensed Consolidated Statements of Operations. In the event that we determine that it is more likely than not that we will not prevail against the claims from the Korean tax authorities, or a portion thereof, then we would estimate the anticipated additional tax expense associated with that outcome and record it as additional income tax expense in our Condensed Consolidated Statements of Operations in the period of the new determination. If the additional income tax expense was related to the periods assessed by Korean tax authorities and for which we recorded a Long‑term deposit on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be recorded as an impairment to the Long‑term deposits. If the additional income tax expense was not related to the periods assessed by Korean tax authorities and for which we recorded Long‑term deposits on our Condensed Consolidated Balance Sheets, then the additional income tax expense would be accrued as Other current liabilities.

In the event that we do not ultimately prevail in our appeal in the Korean courts with respect to this case, the applicable deposits included in Long‑term deposits would be recorded as additional income tax expense on our Condensed Consolidated Statements of Operations in the period in which we do not ultimately prevail.

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

On June 12, 2024, the Company entered into a Patent License Agreement (the “Xiaomi License Agreement”) with the Xiaomi Group, pursuant to which the parties agreed to terms for resolving the Xiaomi Litigation and the Xiaomi Group will license, on a non‑exclusive basis, the Company's patent portfolio for use in its products. The Xiaomi Litigation was dismissed in October 2024. Any consideration related to the Xiaomi License Agreement is recognized in accordance with our revenue recognition policy described elsewhere in these Condensed Consolidated Financial Statements.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We are unable at this time to predict the ultimate outcome of the district court litigation or the related IPR proceedings, the impact of any PTAB decisions and any appeals therefrom, or to reasonably estimate the amount or range of any possible loss or recovery associated with these matters. Accordingly, we have not recorded a liability related to the Valve litigation or the associated IPRs as of July 31, 2025.

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

19. SUPPLEMENTARY INFORMATION

Restructuring and other charges

During the three months ended July 31, 2025, Barnes & Noble Education recognized restructuring and other charges totaling $2.9 million consisting of investigation-related and impairment costs. During the three months ended July 31, 2024, Barnes & Noble Education recognized restructuring and other charges totaling $5.0 million, consisting primarily of $2.0 million of severance primarily related to the resignation of the former Chief Executive Officer on June 11, 2024, $1.1 million related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives and $0.5 million for legal and advisory professional service costs for restructuring and process improvements and other charges. Barnes & Noble Education recognized an increase to additional paid in capital on the Condensed Consolidated Balance Sheet for the reimbursement of the former Chief Executive Officer severance from VitalSource (a principal stockholder) as part of the June 10, 2024 financing transactions.

20. SUBSEQUENT EVENTS

Dividends Declared and Paid

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

The total cash paid for these dividends is approximately $4.0 million. See Note 14. Stockholders' Equity for additional information.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As previously disclosed, Barnes & Noble Education was unable to timely file certain periodic reports due to the completion of a review of certain accounting matters and, as a result, has restated its previously-issued consolidated financial statements for certain prior periods. Subsequent to May 3, 2025, Barnes & Noble Education entered into limited consent and waiver arrangements with its lenders related to the timing of required financial statement deliveries and was in compliance with the applicable terms of these arrangements as of the issuance date of these financial statements.

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

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results could differ materially from those projected in the forward-looking statements, and therefore, we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026, as amended on March 13, 2026, Part I, Item 1A, “Risk Factors” in Barnes & Noble Education’s Annual Report on Form 10-K for the fiscal year ended May 2, 2025 filed with the SEC on December 23, 2025, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

COMPANY OVERVIEW

Immersion Corporation (“Immersion”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations the terms “Company,” “us,” “we,” or “our” refer to Immersion and its consolidated subsidiaries. Immersion generates license and royalty revenues from a wide range of IP that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, mobile entertainment, console gaming, and automotive.

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education”). Please refer to Note 4. Business Combination for additional information. The financial results of Barnes & Noble Education have been included in our Condensed Consolidated Financial Statements from the acquisition date of June 10, 2024.

Following June 10, 2024, we operate our business in two operating segments: Immersion and Barnes & Noble Education.

The financial information presented in this Quarterly Report on Form 10-Q includes the financial information of Barnes & Noble Education for the 13 weeks ended August 2, 2025.

RESULTS OF OPERATIONS

	Three Months Ended July 31,
(in thousands)	2025	2024
Revenues
Immersion
Royalty and license	$3,872	$48,425
Barnes & Noble Education
Product and other	274,179	130,118
Rental income	13,981	4,946
	288,160	135,064
Total revenues	292,032	183,489
Cost of sales (excludes depreciation and amortization expense)
Barnes & Noble Education
Product and other cost of sales	226,174	106,865
Rental cost of sales	7,420	3,045
	233,594	109,910
Operating expenses:
Immersion
Selling and administrative expenses	3,695	13,411
Barnes & Noble Education
Selling and administrative expenses	67,805	36,330
Depreciation and amortization expense	10,397	5,275
Restructuring and other charges	2,896	5,005
	81,098	46,610
Total operating expenses	84,793	60,021
Operating Income (Loss)	(26,355)	13,558
Interest and other income (expense), net	7,741	10,696
Interest expense	2,829	2,367
Income (Loss) Before Income Taxes	(21,443)	21,887
Income tax benefit (expense)	7,727	(9,687)
Net Income (Loss)	$(13,716)	$12,200

Immersion

Immersion generates license and royalty revenues from a wide range of IP that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, mobile entertainment, console gaming and automotive.

We have adopted a business model under which we offer licenses to our patented technology to our customers and offer our customers enabling software, related tools and technical assistance related to integrating our patented technology into our customers’ products or enhance the functionality of our patented technology. Our licenses enable our customers to deploy haptic-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 400 issued or pending patents worldwide as of July 31, 2025. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.

A summary of our results of operation for the three months ended July 31, 2025, and July 31, 2024, is as follows (in thousands, except for percentages):

	Three Months Ended
	July 31, 2025	July 31, 2024	$ Change	% Change
Revenues:
Fixed fee license revenue	$736	$45,326	$(44,590)	(98)%
Per-unit royalty revenue	3,136	3,099	37	1%
	3,872	48,425	(44,553)	(92)%
Selling and administrative expenses	3,695	13,411	(9,716)	(72)%
Operating income (loss)	$177	$35,014	$(34,837)	(99)%

Revenues

Immersion revenue is primarily derived from fixed fee license agreements and per-unit royalty agreements. Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Fixed fee license revenue decreased in the first quarter of the current year by $44.6 million, compared to the comparable period of the prior year, primarily due to a decrease in mobility license revenue as a result of the one-time perpetual license agreements entered in the first quarter of the prior year.

Per-unit royalty revenue remained relatively flat for the three months ended July 31, 2025, compared to the three months ended July 31, 2024.

Geographically, revenues generated in Asia, North America, and Europe for the three months ended July 31, 2025 represented 68%, 5%, and 27%, respectively, of our total revenue as compared to 98%, 0%, and 2%, respectively, for the three months ended July 31, 2024. Revenue varies significantly from period to period due to the timing and geographic location of the company that executes the agreements.

Operating Expenses

A summary of operating expenses for the three months ended July 31, 2025 and July 31, 2024, is as follows (in thousands, except for percentages):

	Three Months Ended
	July 31, 2025	July 31, 2024	$ Change	% Change
Selling and administrative expense	$3,695	$13,411	$9,716	72%

Selling and administrative expenses - Our selling and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation, legal and other professional fees, external legal costs for patents, office expense, travel, and facilities costs.

Selling and administrative expenses decreased $9.7 million in the three months ended July 31, 2025 as compared to the three months ended July 31, 2024 primarily due to a $3.5 million decrease in compensation, benefits and other personnel related costs, as well as a $5.6 million decrease in legal costs. The decrease in compensation, benefits and other personnel related costs is largely attributable to a decrease in variable compensation. The decrease in legal costs was primarily due to expenses incurred in the prior-year period related to the settlement of patent litigation that did not recur in the current period.

Barnes & Noble Education

Barnes & Noble Education is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Barnes & Noble Education is also a textbook wholesaler, and bookstore management hardware and software provider. Barnes & Noble Education operates 1,143 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.

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

Given the growth of BNC First Day® affordable access course material programs, the timing of cash collection from the school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts Barnes & Noble Education’s BNC First Day® affordable access course material offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in the third quarter given the timing of the Spring Term and Barnes & Noble Education’s quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of Barnes & Noble Education’s sales shift to BNC First Day® affordable access course material offerings, Barnes & Noble Education is focused on efforts to better align the timing of its cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized upon delivery of the digital content compared to: (i) the rental of physical textbooks where revenue is recognized over the rental period; and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of Barnes & Noble Education’s products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of products by Barnes & Noble Education customers for products ordered through its websites and virtual bookstores.

A summary of Barnes & Noble Education’s results of operations for the three months ended July 31, 2025 and for the period from June 10, 2024 to July 31, 2024, is as follows (in thousands):

	Three Months Ended July 31, 2025	From June 10, 2024 to July 31, 2024
Revenues
Product and other	$274,179	$130,118
Rental income	13,981	4,946
Total revenue	288,160	135,064
Cost of sales (excluding depreciation and amortization expense)
Product and other costs of sales	226,174	106,865
Rental cost of sales	7,420	3,045
Total cost of sales	233,594	109,910
Operating expenses
Selling and administrative expenses	67,805	36,330
Depreciation and amortization expense	10,397	5,275
Restructuring and other charges	2,896	5,005
Total operating expenses	81,098	46,610
Operating Income (Loss)	$(26,532)	$(21,456)

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

Total revenue was $288.2 million during the three months ended July 31, 2025, primarily consisting of $274.2 million product and other sales and $14.0 million of rental sales. Total revenue was $135.1 million during the period from June 10, 2024, to July 31, 2024, primarily consisting of $130.1 million product and other sales and $4.9 million of rental sales. The largest factor impacting the increase in revenues of $153.1 million in the first quarter of the current year compared to the prior year period of June 10, 2024 to July 31, 2024 is that the prior year period had 41 fewer lower days (approximately 45% shorter), representing approximately $118 million of lower revenues calculated on a linear basis. The remaining revenue increase in the current year first quarter revenue from the prior year period is primarily due to growth in the BNC First Day programs of $33 million.

Cost of sales

Barnes & Noble Education cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to its college and university contracts and other facility related expenses. The cost of sales for the first quarter of the current year was 81% of total revenue which was flat with the cost of sales for the prior year period of June 10, 2024 to July 31, 2024 also at 81%. of total revenue.

Selling and administrative

Barnes & Noble Education selling and administrative expenses consist primarily of employee payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, and finance and accounting. The selling and administrative expenses in the first quarter of the current year were $67.8 million or $31.5 million higher than the prior year period of June 10, 2024 to July 31, 2024 expenses of $36.3 million. The largest factor impacting the significant increase in selling and administrative expenses in the first quarter of the current year compared to the prior year period is that the prior year period had 41 fewer days (approximately 45% shorter) representing approximately $30 million of lower expenses calculated on a linear basis. The remaining higher selling and administrative expenses in the first quarter of the current year compared to the prior year period is primarily due to an increase in employee incentive plan expenses partially off set by lower payroll and related operating expenses.

Depreciation and amortization

Barnes & Noble Education depreciation and amortization expense consisted primarily of depreciation and amortization expense for property and equipment and intangible assets. Depreciation and amortization in the first quarter of the current year was $10.4 million or $5.1 million higher than the prior year period of June 10, 2024 to July 31, 2024 expenses of $5.3 million. The largest factor impacting the increase in depreciation and amortization in the first quarter of the current year compared to the prior year period, is that the prior year period had 41 fewer days (approximately 45% shorter), representing approximately $5.9 million of lower estimated depreciation and amortization expenses calculated on a linear basis. The remaining estimated net decrease in the first quarter of the current year depreciation and amortization is primarily due closed stores and lower capital additions partially offset by additional depreciation based on the third-party valuation of the fair value of the property and equipment. The fair value as of the Closing Date reflects a step-up in basis due to the highly depreciable nature of the property and equipment.

Restructuring and other charges

During the three months ended July 31, 2025, Barnes & Noble Education recognized restructuring and other charges totaling $2.9 million comprised of investigation-related and impairment costs. During the three months ended July 31, 2024, Barnes & Noble Education recognized restructuring and other charges totaling $5.0 million, comprised primarily of $2.0 million of severance primarily related to the resignation of the former Chief Executive Officer on June 11, 2024, $1.1 million related to severance and other employee termination and benefit costs associated with elimination of various positions as part of cost reduction initiatives and $0.5 million for legal and advisory professional service costs for restructuring and process improvements and other charges. Barnes & Noble Education recognized an increase to additional paid in capital on the Condensed Consolidated Balance Sheet for the reimbursement of the former Chief Executive Officer severance from VitalSource (a principal stockholder) as part of the June 10, 2024 financing transactions.

Interest and other income (expense), net; Interest expense; and Income tax benefit (expense)

A summary of consolidated interest and other income (expense), net, interest expense, and income taxes for the three months ended July 31, 2025 and July 31, 2024 are as follows (in thousands, except for percentages):

	Three Months Ended
	July 31, 2025	July 31, 2024	$ Change	% Change
Operating Income (Loss)	$(26,355)	$13,558	$(39,913)	NM
Interest and other income (expense), net	7,741	10,696	(2,955)	(28)%
Interest expense	2,829	2,367	462	20%
Income (Loss) Before Income Taxes	(21,443)	21,887	(43,330)	(198)%
Income tax benefit (expense)	7,727	(9,687)	17,414	(180)%
Net Income (Loss)	$(13,716)	$12,200	$(25,916)	NM

Interest and other income (expense), net - Interest and other income (expense), net consists primarily of interest and dividend income from cash and cash equivalents and marketable debt and equity securities, realized and unrealized gains (losses) on our marketable equity securities, and derivative instruments and realized gains (losses) on our marketable debt securities.

Interest and other income (expense), net decreased $3.0 million during the three months ended July 31, 2025, compared to the three months ended July 31, 2024, primarily due to net gains for the three months ended July 31, 2024 from investments in marketable equity securities and derivative instruments and a $0.3 million increase in interest income.

Interest expense, interest expenses primarily consisted of interest charges related to Barnes & Noble Education’s credit facility. Interest expense decreased primarily due to the June 10, 2024 debt financing transaction, lower borrowings, and lower interest rates.

Income tax benefit (expense), the changes in the provision for income taxes are described below:

Immersion

Provision for income taxes for the three months ended July 31, 2025 resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We maintain no valuation allowance against our U.S. federal deferred tax assets and maintain valuation allowance against certain U.S. state and Canadian federal deferred tax assets. The estimated effective tax rate was mainly driven by higher U.S. taxable income which was a result of higher U.S. passive income.

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

We also maintain liabilities for uncertain tax positions. As of July 31, 2025, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $13.3 million, of which $11.7 million could be payable in cash. In addition, interest and penalty of $1.0 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $12.7 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax benefit of $8.6 million on pre-tax loss of $26.9 million during the three months ended July 31, 2025, which represented an effective income tax rate of 32.1%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of July 31, 2025, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents, investments - current and investments - noncurrent consist primarily of money-market funds, investments in marketable equity and debt securities and investments in U.S. treasury securities. All marketable securities are stated at fair value. Realized gains and losses on marketable equity securities and marketable debt securities are recorded in Interest and other income (expense), net on the Condensed Consolidated Statements of Operations. Unrealized gains and losses on marketable equity securities are reported as Interest and other income (expense), net on our Condensed Consolidated Statement of Operations. Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets.

Cash, cash equivalents, and investments-current - As of July 31, 2025, our cash, cash equivalents, and investments-current totaled $167.5 million, a $6.1 million increase from $161.4 million on April 30, 2025. In addition, as of July 31, 2025, we had restricted cash of $15.0 million.

A summary of select cash flow information for the three months ended July 31, 2025 and July 31, 2024 are as follows (in thousands):

	Three Months Ended July 31,
	2025	2024
Net cash provided by (used in) operating activities	$(61,653)	$(114,373)
Net cash provided by (used in) investing activities	9,206	(18,459)
Net cash provided by (used in) financing activities	65,358	118,027

Cash provided by (used in) operating activities - Our operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, deferred income taxes, net (gains) losses on investments in marketable securities, and the effect of changes in operating assets and liabilities.

Net cash provided by (used in) operating activities was $(61.7) million for the three months ended July 31, 2025, a $52.7 million decrease compared to the three months ended July 31, 2024. This cash decrease was primarily due to the timing of payables to vendors for inventory purchases and expenses, offset by increase in Textbook inventory in preparation for Fall rush.

Cash provided by (used in) investing activities - Our investing activities primarily consist of purchases of marketable securities and other investments and proceeds from disposal of marketable securities and other investments; proceeds from issuance of derivative instruments; payments made to settle derivative instruments; and purchases of property and equipment.

Net cash provided by (used in) investing activities was $9.2 million for the three months ended July 31, 2025, an increase of $27.7 million compared to the prior year period, primarily due to the absence of business acquisitions in the current period.

Cash provided by (used in) financing activities - Our financing activities primarily consist of payments of dividend, proceeds from and repayments of credit facility and cash paid for repurchases of our common stock.

Net cash provided by (used in) financing activities during the three months ended July 31, 2025 was $65.4 million primarily consisting of $163.3 million proceeds from borrowing under Barnes & Noble Education's credit facility and $96.4 million in debt repayment and $1.5 million in shares withheld for payroll taxes.

Total cash, cash equivalents, and short-term investments were $167.5 million as of July 31, 2025 of which approximately 20%, or $33.1 million, was held by our foreign subsidiaries and subject to repatriation tax effects.

Immersion Dividends Declared and Dividend Payments

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
May 8, 2024	Quarterly	$0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
July 8, 2025	Quarterly	0.045	July 23, 2025	August 8,2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026

We may continue to invest in, protect, and defend our extensive IP portfolio, which can result in the use of cash in the event of litigation.

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. The December 2022 Stock Repurchase Program has been amended various times and the most recent amendment extended the expiration date to December 29, 2026.

During the three months ended July 31, 2025, the Company did not purchase shares under the stock repurchase program. As of July 31, 2025, the Company had $40.6 million available for repurchase under the December 2022 Stock Repurchase Program.

As of the date of this Quarterly Report on Form 10-Q, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months and beyond.

CRITICAL ACCOUNTING ESTIMATES

Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level as of July 31, 2025, due to the material weaknesses in internal control over financial reporting related to Barnes & Noble Education’s control environment, risk assessment, information and communication, monitoring, and multiple control activities and a material weakness in our internal control over financial reporting related to our business combination and consolidation accounting as previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2025 and continue to exist as of July 31, 2025.

Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer have determined, that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation Update

As previously described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, , Barnes & Noble Education began implementing a remediation plan to address the material weaknesses mentioned above including enhancing its manual journal entry process and the IT user access review controls, identifying IPE and key reports and ensuring their accuracy and completeness, executing enhanced procedures for the review of non-routine transactions, and reinforcing the importance of the account reconciliation process and defining the related success criteria. In addition, Barnes & Noble Education continues to focus on ensuring clear roles and responsibilities over financial oversight are communicated and documented, accounting policies and procedures are compiled and stored centrally, and training on accounting controls and ethics are deployed.

With respect to implementing a remediation plan to address the material weakness related to our accounting for the Barnes & Noble Education business combination and consolidation accounting, we have taken and are continuing to take steps to enhance the design of our controls over business combination and consolidation accounting, including more detailed and documented management review of the inputs, assumptions, and methods used by third‑party specialists, formalizing procedures for the review and documentation of information and reports received from acquired businesses and from third‑party specialists that are used in significant estimates and judgments for business combinations and consolidation accounting, and increasing the level of technical accounting review for complex or nonroutine transactions, including establishing more formal documentation of accounting positions and involving internal and, when appropriate, external technical accounting resources.

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, management has not identified any changes in the Company’s internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 18. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes, during the three months ended July 31, 2025 to the risk factors discussed in Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025. You should also carefully consider the risk factors described in Barnes & Noble Education, Inc.’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q which are filed with the SEC and are available at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. The December 2022 Stock Repurchase Program has been amended various times and the most recent amendment extended the expiration date to December 29, 2026.

During the three months ended July 31, 2025, the Company did not purchase shares under the stock repurchase program. As of July 31, 2025, the Company had $40.6 million available for repurchase under the December 2022 Stock Repurchase Program.

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

Date: March 25, 2026

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)