Form 10-Q
period 2025-10-31
IMMERSION CORP
filed 2026-04-14
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

Number of shares of common stock outstanding as of April 10, 2026, was 33,100,452.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025, Immersion Corporation is referred to using terms such as the “Company,” “Immersion,” “we,” “us,” or “our.”

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside our control. Actual results could differ materially from those projected in the forward-looking statements, and therefore, we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026, as amended on March 13, 2026, Part I, Item 1A. Risk Factors in Barnes & Noble Education Inc.’s (“Barnes & Noble Education”) Annual Report on Form 10-K for the fiscal year ended May 2, 2025, filed with the SEC on December 23, 2025, and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

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

IMMERSION CORPORATION

FISCAL QUARTER ENDED OCTOBER 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	October 31, 2025	April 30, 2025
ASSETS
Immersion
Cash and cash equivalents	$115,197	$63,550
Investments – current	59,758	88,789
Accounts receivable, net	3,590	2,767
Prepaid expenses and other current assets	12,532	11,331
	191,077	166,437
Barnes & Noble Education
Cash and cash equivalents	11,720	9,058
Accounts receivable, net	314,962	98,075
Merchandise inventories, net	329,123	299,564
Textbook rental inventories, net	48,477	26,439
Prepaid expenses and other current assets	38,885	32,250
	743,167	465,386
Total Current Assets	934,244	631,823
Immersion
Property and equipment, net	85	113
Investments – noncurrent	3,263	13,880
Long-term deposits	6,152	6,188
Other assets – noncurrent	20,683	27,362
	30,183	47,543
Barnes & Noble Education
Property and equipment, net	82,645	95,702
Intangible assets, net	89,657	91,581
Goodwill	69,162	69,162
Operating lease right-of-use assets	160,776	155,281
Other assets – noncurrent	10,428	11,181
	412,668	422,907
Total Assets	$1,377,095	$1,102,273

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	October 31, 2025	April 30, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Immersion
Accounts payable	$54	$13
Accrued compensation	741	343
Deferred revenue – current	2,929	2,938
Other current liabilities	8,779	10,240
	12,503	13,534
Barnes & Noble Education
Accounts payable	345,406	148,848
Accrued liabilities	62,686	44,295
Deferred revenue – current	31,888	10,411
Operating lease liabilities – current	43,230	48,796
	483,210	252,350
Total Current Liabilities	495,713	265,884
Immersion
Deferred revenue – noncurrent	4,326	5,790
Deferred income taxes – noncurrent	14,002	11,034
Other long-term liabilities	12,372	13,344
	30,700	30,168
Barnes & Noble Education
Deferred income taxes – noncurrent	2,173	4,193
Operating lease liabilities – noncurrent	133,852	121,093
Deferred revenue – noncurrent	2,954	3,155
Other long-term liabilities	15,350	15,987
Long-term borrowings	122,500	103,098
	276,829	247,526
Total Liabilities	803,242	543,578
Commitments and contingencies (Note 18)
Stockholders’ Equity:
Common stock – $0.001 par value; 100,000,000 shares authorized; 50,029,484 and 32,876,610 shares issued and outstanding at October 31, 2025, respectively; 49,433,320 and 32,502,969 shares issued and outstanding at April 30, 2025, respectively	50	49
Additional paid-in capital	377,050	374,327
Accumulated other comprehensive income (loss)	312	535
Accumulated earnings (deficit)	42,743	34,691
Treasury stock: 17,152,874 and 16,930,351 shares as of October 31, 2025 and April 30, 2025, respectively, at cost	(113,219)	(111,477)
Total Stockholders' Equity Attributable to Immersion Corporation Stockholders	306,936	298,125
Noncontrolling interest in consolidated subsidiaries	266,917	260,570
Total Stockholders' Equity	573,853	558,695
Total Liabilities and Stockholders’ Equity	$1,377,095	$1,102,273

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
(In thousands except per-share data)	2025	2024	2025	2024
		As Restated		As Restated
REVENUES
Immersion
Royalty and license	$5,760	$14,127	$9,632	$62,552
Barnes & Noble Education
Product and other	598,211	559,674	872,390	689,792
Rental income	46,203	42,448	60,184	47,394
	644,414	602,122	932,574	737,186
Total revenues	650,174	616,249	942,206	799,738

COST OF SALES (excludes depreciation and amortization expense)
Barnes & Noble Education
Product and other cost of sales	489,511	436,859	715,685	543,724
Rental cost of sales	25,591	22,619	33,011	25,664
Total cost of sales	515,102	459,478	748,696	569,388
OPERATING EXPENSES
Immersion
Selling and administrative expenses	2,949	4,165	6,644	17,576
Barnes & Noble Education
Selling and administrative expenses	77,282	72,717	145,087	109,046
Depreciation and amortization expense	10,487	9,400	20,884	14,676
Restructuring and other charges	4,296	59	7,192	5,064
	92,065	82,176	173,163	128,786
Total operating expenses	95,014	86,341	179,807	146,362
Operating Income (Loss)	40,058	70,430	13,703	83,988
Interest and other income (expense), net	4,543	3,540	12,284	14,236
Interest expense	2,969	4,547	5,798	6,914
Income (Loss) Before Income Taxes	41,632	69,423	20,189	91,310
Income tax benefit (expense)	(14,750)	(5,036)	(7,023)	(14,723)
Net Income (Loss)	26,882	64,387	13,166	76,587
Less: Net income (loss) attributable to noncontrolling interest	14,891	33,583	2,105	18,706
Net Income (Loss) Attributable to Immersion Stockholders	$11,991	$30,804	$11,061	$57,881

Earnings (Loss) Per Common Share Attributable to Immersion Stockholders
Basic	$0.37	$0.95	$0.34	$1.81
Diluted	$0.36	$0.93	$0.33	$1.77
Weighted-Average Common Shares Outstanding
Basic	32,838	32,222	32,728	32,093
Diluted	33,240	32,917	33,026	32,889

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
(In thousands)		As Restated		As Restated
Net Income (Loss)	$26,882	$64,387	$13,166	$76,587
Change in unrealized gains (losses) on available-for-sale securities	(42)	(269)	(223)	(487)
Pension adjustments	—	7,828	—	7,828
Comprehensive Income (Loss)	26,840	71,946	12,943	83,928
Comprehensive income (loss) attributable to noncontrolling interests	14,891	38,163	2,105	23,286
Comprehensive Income (Loss) Attributable to Immersion Stockholders	$11,949	$33,783	$10,838	$60,642

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended October 31, 2025
			Additional	Accumulated Other	Accumulated			Total Stockholders'		Total
	Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Equity Attributable	Noncontrolling	Stockholders'
(In thousands, except number of shares)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	to Immersion Stockholder	Interest	Equity
Balances at July 31, 2025	49,942,199	$50	$376,179	$354	$32,256	17,125,000	$(113,019)	$295,820	$250,265	$546,085
Net income (loss)	—	—	—	—	11,991	—	—	11,991	14,891	26,882
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(42)	—	—	—	(42)	—	(42)
Release of restricted stock units and awards, net of shares withheld for payroll taxes	79,333	—	—	—	—	27,874	(200)	(200)	—	(200)
Shares issued to an employee in lieu of cash compensation	7,952	—	53	—	—	—	—	53	—	53
Dividends declared	—	—	—	—	(1,504)	—	—	(1,504)	—	(1,504)
Tax effects of changes in controlling and noncontrolling interests	—	—	(128)	—	—	—	—	(128)	—	(128)
Stock-based compensation	—	—	946	—	—	—	—	946	1,761	2,707
Balances at October 31, 2025	50,029,484	$50	$377,050	$312	$42,743	17,152,874	$(113,219)	$306,936	$266,917	$573,853

	Three Months Ended October 31, 2024
	As Restated

			Additional	Accumulated Other	Accumulated			Total Stockholders'		Total
	Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Equity Attributable	Noncontrolling	Stockholders'
(In thousands, except number of shares)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	to Immersion Stockholders	Interest	Equity
Balances at July 31, 2024	48,436,572	$48	$369,124	$1,801	$8,813	16,311,799	$(106,489)	$273,297	$133,344	$406,641
Net income (loss)	—	—	—	—	30,804	—	—	30,804	33,583	64,387
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(269)	—	—	—	(269)	—	(269)
Pension adjustments	—	—	—	3,248	—	—	—	3,248	4,580	7,828
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(953)	—	—	—	—	(953)	10,365	9,412
Rebalancing of controlling and noncontrolling interest	—	—	703	—	—	—	—	703	(703)	—
Tax effects of changes in controlling and noncontrolling interests	—	—	(1,097)	—	—	—	—	(1,097)	—	(1,097)
Release of restricted stock units and awards, net of shares withheld for payroll taxes	242,333	1	(1)	—	—	98,073	(919)	(919)	—	(919)
Shares issued to an employee in lieu of cash compensation	6,672	—	52	—	—	—	—	52	—	52
Dividends declared	—	—	—	—	(1,517)	—	—	(1,517)	—	(1,517)
Stock-based compensation	—	—	2,154	—	—	—	—	2,154	1,031	3,185
Balances at October 31, 2024	48,685,577	$49	$369,982	$4,780	$38,100	16,409,872	$(107,408)	$305,503	$182,200	$487,703

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended October 31, 2025

			Additional	Accumulated Other	Accumulated			Total Stockholders'		Total
	Common Stock		Paid-in	Comprehensive	Earnings	Treasury Stock		Equity Attributable	Noncontrolling	Stockholders’
(In thousands, except number of shares)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	to Immersion Stockholders	Interest	Equity
Balances at April 30, 2025	49,433,320	$49	$374,327	$535	$34,691	16,930,351	$(111,477)	$298,125	$260,570	$558,695
Net income (loss)	—	—	—	—	11,061	—	—	11,061	2,105	13,166
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(223)	—	—	—	(223)	—	(223)
Release of restricted stock units and awards, net of shares withheld	570,833	1	(1)	—	—	222,523	(1,742)	(1,742)	—	(1,742)
Shares issued to an employee in lieu of cash compensation	25,331	—	179	—	—	—	—	179	—	179
Dividends declared	—	—	—	—	(3,009)	—	—	(3,009)	—	(3,009)
Stock-based compensation	—	—	2,853	—	—	—	—	2,853	4,242	7,095
Tax effects of changes in controlling and noncontrolling interest	—	—	(308)	—	—	—	—	(308)	—	(308)
Balances at October 31, 2025	50,029,484	$50	$377,050	$312	$42,743	17,152,874	$(113,219)	$306,936	$266,917	$573,853

	Six Months Ended October 31, 2024
	As Restated

			Additional	Accumulated Other	Accumulated			Total Stockholders'		Total
	Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Equity Attributable	Noncontrolling	Stockholders'
(In thousands, except number of shares)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	to Immersion Stockholder	Interest	Equity
Balances at April 30, 2024	48,047,329	$48	$322,786	$2,019	$(18,263)	16,192,492	$(105,360)	$201,230	$—	$201,230
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Net income (loss)	—	—	—	—	57,881	—	—	57,881	18,706	76,587
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(487)	—	—	—	(487)	—	(487)
Pension adjustments		—	—	3,248	—	—	—	3,248	4,580	7,828
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(953)	—	—	—	—	(953)	10,365	9,412
Rebalancing of controlling and noncontrolling interest	—	—	56,223	—	—	—	—	56,223	(56,223)	—
Tax effects of changes in controlling and noncontrolling interests	—	—	(12,548)	—	—	—	—	(12,548)	—	(12,548)
Release of restricted stock units and awards, net of shares withheld for payroll taxes	542,333	1	(1)	—	—	217,380	(2,048)	(2,048)	—	(2,048)
Shares issued to an employee in lieu of cash compensation	95,915	—	814	—	—	—	—	814	—	814
Principal stockholder expense reimbursement	—	—	1,500	—	—	—	—	1,500	—	1,500
Dividends declared	—	—	(1,524)	—	(1,518)	—	—	(3,042)	—	(3,042)
Stock-based compensation	—	—	3,685	—	—	—	—	3,685	1,115	4,800
Balances at October 31, 2024	48,685,577	$49	$369,982	$4,780	$38,100	16,409,872	$(107,408)	$305,503	$182,200	$487,703

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended October 31,
	2025	2024
(in thousands)		As Restated
Cash flows from operating activities:
Net income (loss)	$13,166	$76,587
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization expense	20,936	14,725
Stock-based compensation	7,095	4,795
Pension adjustment	—	7,828
Loss on disposal of property and equipment	2,148	3,036
Deferred income tax	(329)	(2,556)
Net (gains) losses on investment in marketable securities	(1,800)	(4,474)
Net (gains) losses on derivative instruments	(6,714)	(4,219)
Shares issued to an employee in lieu of cash compensation	179	818
Other noncash	18	1,041
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	(217,701)	(148,017)
Merchandise inventories	(29,561)	21,272
Textbook rental inventories	(22,038)	(39,836)
Prepaid expenses and other current assets	(2,838)	(1,980)
Long-term deposits	26	35
Changes in lease right-of-use assets and liabilities	2,077	14,725
Other assets	7,453	(23,424)
Accounts payable and accrued liabilities	215,392	(8,136)
Other current liabilities	2,308	13,347
Deferred revenue	19,803	19,579
Other long-term liabilities	(638)	(9,121)
Net cash flows provided by (used in) operating activities	8,982	(63,975)
Cash flows from investing activities:
Purchases of marketable securities and other investments	(17,905)	(47,992)
Proceeds from sale or maturities of marketable securities and other investments	59,115	75,443
Proceeds from sale of derivative instruments	5,522	4,122
Payments for settlement of derivative instruments	(2,580)	(1,450)
Acquisition of business net of cash acquired	—	(29,647)
Purchase of property and equipment	(8,051)	(5,587)
Proceeds from disposition of property and equipment	—	792
Net cash flows provided by (used in) investing activities	36,101	(4,319)
Cash flows from financing activities:
Proceeds from borrowings	349,200	404,144
Repayment of borrowing	(329,800)	(327,828)
Proceeds from sale of Barnes & Noble Education common stock, net of commissions and issuance costs	—	9,412
Dividend payments to stockholders	(3,009)	(3,043)
Payment of finance lease principal	(379)	—
Shares withheld to cover payroll taxes	(1,742)	(2,049)
Net cash provided by (used in) financing activities	14,270	80,636
Net increase (decrease) in cash, cash equivalents and restricted cash	59,353	12,342
Cash, cash equivalents, and restricted cash:
Beginning of period	92,273	85,521
End of period	$151,626	$97,863

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Reconciliation of cash, cash equivalents and restricted cash for Condensed Consolidated Balance Sheets:

	Six Months Ended October 31,
	2025	2024
(In thousands)		As Restated
Cash and cash equivalents
Immersion	$115,197	$68,920
Barnes & Noble Education	11,720	11,619
	126,917	80,539
Barnes & Noble Education restricted cash reported as:
Prepaid expenses and other current assets	22,330	14,946
Other assets - noncurrent	2,379	2,378
Total restricted cash	24,709	17,324
Total cash, cash equivalents and restricted cash	$151,626	$97,863

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

This Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended April 30, 2025, which includes restated consolidated financial statements for certain interim periods within the fiscal year ended April 30, 2025.

NOTE 1. ORGANIZATION

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

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education” or “BNED”). See Note 4. Business Combination for additional information. The financial results of Barnes & Noble Education have been included in our Condensed Consolidated Financial Statements from June 10, 2024 (the “Closing Date”).

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The results of operations reflected in the Company’s Condensed Consolidated Financial Statements include the accounts of Immersion and our wholly-owned subsidiaries, as well as the accounts of Barnes & Noble Education, a consolidated variable interest entity, since June 10, 2024. All significant intercompany accounts and transactions have been eliminated in consolidation.

The noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of earnings or loss attributable to the interest in Barnes & Noble Education held by other owners. The noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of Barnes & Noble Education’s net assets attributable to the other owners, based on the portion of the interest owned by such owners. As of October 31, 2025, the noncontrolling interest was $266.9 million. At the end of each reporting period, equity related to Barnes & Noble Education that is attributable to Immersion and the other owners is rebalanced to reflect Immersion’s and the other owners’ ownership in Barnes & Noble Education.

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the applicable articles of Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. GAAP and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, as amended. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

Due to their non-homogeneous operations, our Condensed Consolidated Balance Sheet as of October 31, 2025 and Consolidated Balance Sheet as of April 30, 2025 and Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2025 and 2024, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities and operations of Barnes & Noble Education's business. All the assets of Barnes & Noble Education, reported on the Condensed Consolidated Balance Sheets, can be used only to settle obligations of Barnes & Noble Education. None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion Corporation.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment, operating lease right-of-use assets, and amortizable intangibles recorded in connection with our business acquisition of Barnes & Noble Education. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the long-lived assets of the reporting units for impairment at the lowest asset group level for which individual cash flows can be identified. When evaluating long-lived assets for potential impairment, we first compare the carrying amount of the asset group to the estimated future undiscounted cash flows. The impairment loss calculation compares the carrying amount of the assets to the fair value based on estimated discounted future cash flows. If required, an impairment loss is recorded for that portion of the asset’s carrying value in excess of fair value.

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

Restricted Cash

At October 31, 2025 and April 30, 2025, restricted cash was comprised of $22.3 million and $17.3 million, respectively, in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets related to segregated funds for commission due to Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) for logo merchandise sales as per the Lids service provider merchandising agreement, and for both respective dates, $2.4 million in Other assets - noncurrent in the Condensed Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cost is determined primarily by the retail inventory method for Barnes & Noble Education's retail business. Textbook and trade book inventories for retail and wholesale are valued using the LIFO method. The related LIFO reserve was $6.4 million to Barnes & Noble Education’s inventory balance as of October 31, 2025 and April 30, 2025, respectively.

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

Leases

Barnes & Noble Education recognizes lease assets and lease liabilities on the Condensed Consolidated Balance Sheets for all operating lease arrangements based on the present value of future lease payments as required by Accounting Standards Codification (“ASC”) Topic 842, Leases. Barnes & Noble Education does not recognize lease assets or lease liabilities for short-term leases (i.e., those with a term of twelve months or less). Barnes & Noble Education recognizes lease expense on a straight-line basis over the lease term for contracts with fixed lease payments, including those with fixed annual minimums, or over a rolling twelve-month period for leases where the annual guarantee resets at the start of each contract year, in order to best reflect the pattern of usage of the underlying leased asset. Barnes & Noble Education recognizes lease expense related to college and university contracts, inclusive of the amortization of the unfavorable lease terms determined at June 10, 2024, as cost of sales in the Condensed Consolidated Statements of Operations and Barnes & Noble Education recognizes lease expense related to its various office spaces as Selling and administrative expenses in the Condensed Consolidated Statements of Operations.

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

For sales and rentals involving third-party products, Barnes & Noble Education evaluates whether it is acting as a principal or an agent. This determination is based on Barnes & Noble Education’s evaluation of whether it controls the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether Barnes & Noble Education controls the specified goods or services prior to transferring them to the customer, including whether Barnes & Noble Education has the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where Barnes & Noble Education is the principal, it records revenue on a gross basis, and for those transactions where Barnes & Noble Education is an agent to a third party, it records revenue on a net basis.

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

Accounting Pronouncements

Recently Issued Accounting Pronouncements Adopted

In September 2025, Financial Accounting Standards Board (the "FASB") issued ASU No. 2025-07 (“ASU 2025-07”), Derivatives and Hedging (Topic 815): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 related to share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2025-07 effective May 1, 2025, the first day of fiscal year 2026. The adoption did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 11. Participation Interest Purchase Agreement for additional information.

Recently Issued Accounting Pronouncements

Except for ASU 2025-07, there were no new accounting pronouncements, issued during the three months ended October 31, 2025 that are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

NOTE 3. RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS

As previously disclosed in Note 20. Restatement of Quarterly Financial Information (Unaudited) in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025, the Company restated the unaudited quarterly Condensed Consolidated Financial Statements for the quarterly and year-to-date periods ended January 31, 2025 and October 31, 2024; calendar quarter and year-to-date ended June 30, 2024; and the one month period ended July 31, 2024 (the “restated periods”) in connection with the identification of material errors related to the accounting for digital cost of sales, leases, and other items. The quantitative impact of the restatement on the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the three and six months ended October 31, 2024 is presented in Note 20. Restatement of Quarterly Financial Information (Unaudited)in the Company’s Annual Report.

The restatement did not result in any changes to the classification of cash flows among operating, investing, or financing activities. The accompanying Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q reflect the restated amounts for all applicable prior periods presented and are prepared on a basis consistent with the restated consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. BUSINESS COMBINATION

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

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. The purchase price allocation was finalized during the measurement period and the amounts presented below reflect final measurement period adjustments recorded during the fiscal year ended April 30, 2025. See Note 9. Goodwill and Intangible Assets for additional information. The results of the purchase price allocation below are presented, inclusive of the restatement adjustments. For the impacts of the restatement on the preliminary purchase price allocation, see Note 20. Restatement of Quarterly Financial Information (Unaudited) in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

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

Most of the net tangible assets were valued at their respective carrying amounts as of the Closing Date, as we believe that these amounts approximate their current fair values. The leases acquired were recorded at their respective fair values as of the Closing Date.

NOTE 5. SEGMENT REPORTING

The Company operates as two operating and reportable segments, Immersion and Barnes & Noble Education. Our Chief Executive Officer, as the Company’s Chief Operating Decision Maker, uses Operating Income (Loss) as the profitability metric for the purposes of making decisions related to the allocation of resources to each segment and assessing performance of each segment. Summarized financial information for our reportable segments is reported below (in thousands):

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2025	2024	2025	2024
		As Restated		As Restated
Revenues:
Immersion	$5,760	$14,127	$9,632	$62,552
Barnes & Noble Education	644,414	602,122	932,574	737,186
Total revenues	650,174	616,249	942,206	799,738

Cost of sales (excludes depreciation and amortization expense):
Barnes & Noble Education	515,102	459,478	748,696	569,388
Operating expenses:
Immersion
Selling and administrative expenses	2,949	4,165	6,644	17,576
Barnes & Noble Education
Selling and administrative expenses	77,282	72,717	145,087	109,046
Depreciation and amortization expense	10,487	9,400	20,884	14,676
Restructuring and professional fees	4,296	59	7,192	5,064
	92,065	82,176	173,163	128,786
Total operating expenses	95,014	86,341	179,807	146,362
Operating Income (Loss):
Immersion	2,811	9,962	2,988	44,976
Barnes & Noble Education	37,247	60,468	10,715	39,012
Operating Income (Loss)	$40,058	$70,430	$13,703	$83,988

The reconciliation between segment Operating Income (Loss) and Income (Loss) Before Income Taxes is included within our Condensed Consolidated Statements of Operations.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. REVENUE RECOGNITION

Immersion

Disaggregated Revenue

The following table presents the disaggregation of Immersion’s revenue for the three and six months ended October 31, 2025 and 2024 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
		As Restated		As Restated
Fixed fee license revenue	$736	$10,676	$1,472	$56,003
Per-unit royalty revenue	5,024	3,451	8,160	6,549
Total royalty and license revenue	$5,760	$14,127	$9,632	$62,552

Contract Assets

As of October 31, 2025, we had contract assets of $8.0 million included within Prepaid expenses and other current assets and $20.7 million within Other assets – noncurrent on the Condensed Consolidated Balance Sheet. As of April 30, 2025, we had contract assets of $7.8 million included within Prepaid expenses and other current assets and $27.4 million within Other assets - noncurrent on the Condensed Consolidated Balance Sheet.

Deferred Revenue

The following table presents changes in deferred revenue associated with our contract liabilities (in thousands):

	October 31, 2025	April 30, 2025
Deferred revenue beginning of the period	$8,728	$20,472
Additions to deferred revenue during the period	—	882
Reductions to deferred revenue for revenue recognized during the period	(1,473)	(12,626)
Deferred revenue balance end of the period	$7,255	$8,728

Based on contracts signed and payments received as of October 31, 2025, we expect to recognize $7.3 million in revenue under our fixed fee license agreements, which are satisfied over time, including $6.8 million over one to three years and $0.5 million over more than three years.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Barnes & Noble Education

Disaggregated Revenue

The following table presents disaggregated the revenue associated with Barnes & Noble Education’s major products and service offerings (in thousands):

	Three Months Ended October 31,		Six Months Ended	From June 10, 2024 to
	2025	2024	October 31, 2025	October 31, 2024
		As Restated		As Restated
Course material product sales	$459,267	$421,999	$616,865	$490,152
General merchandise product sales (a)	112,873	109,911	210,580	160,749
Services and other revenue (b)	26,071	27,764	44,945	38,891
Total product and other revenue	598,211	559,674	872,390	689,792
Course materials rental income	46,203	42,448	60,184	47,394
Total revenue	$644,414	$602,122	$932,574	$737,186
a)
Logo general merchandise sales are recognized on a net basis as commission revenue in the condensed consolidated financial statements.
b)
Service and other revenue primarily relates to brand partnership marketing and other service revenues.

Deferred Revenue

Contract Assets and Contract Liabilities

Contract assets represent the sale of goods or services to a customer before Barnes & Noble Education has the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0.5 million and $0.6 million for October 31, 2025 and April 30, 2025, respectively, on the Condensed Consolidated Balance Sheets.

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

The following table presents changes in deferred revenue associated with Barnes & Noble Education's contract liabilities (in thousands):

	October 31, 2025	April 30, 2025
Deferred revenue as of the beginning of the period	$13,566	$11,044
Additions to deferred revenue during the period	99,624	173,969
Reductions to deferred revenue for revenue recognized during the period	(78,348)	(171,447)
Deferred revenue balance at the end of period	$34,842	$13,566

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Immersion invests surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal. The following summarizes our investments in marketable-equity and debt securities as of October 31, 2025 and April 30, 2025 (in thousands):

Investments - current	October 31, 2025	April 30, 2025
Marketable equity securities	$51,718	$55,784
U.S. treasury securities	8,040	33,005
Total Investments – current	$59,758	$88,789

Investments - noncurrent	October 31, 2025	April 30, 2025
Corporate bonds	$3,263	$13,880
Total Investments – noncurrent	$3,263	$13,880

Marketable Securities

Marketable securities as of October 31, 2025 and April 30, 2025 consisted of the following (in thousands):

	October 31, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$56,397	$8,385	$(13,064)	$51,718
Marketable debt securities
U.S. treasury securities	7,981	59	—	8,040
Corporate bonds	3,140	123	—	3,263
Total marketable debt securities	11,121	182	—	11,303
	$67,518	$8,567	$(13,064)	$63,021

	April 30, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$63,677	$6,892	$(14,785)	$55,784
Marketable debt securities
U.S. treasury securities	32,674	331	—	33,005
Corporate bonds	13,802	147	(69)	13,880
Total marketable debt securities	46,476	478	(69)	46,885
	$110,153	$7,370	$(14,854)	$102,669

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following summarizes Immersion’s amortized costs and fair value of our marketable securities, by contractual maturity, as of October 31, 2025 (in thousands):

	October 31, 2025
	Amortized Cost	Fair Value
Less than 1 year	$7,981	$8,040
1 to 5 years	3,140	3,263
More than 5 years	—	—
Total	$11,121	$11,303

As of October 31, 2025, there were no corporate bonds with unrealized loss positions. There were no U.S. treasury securities with an unrealized loss position at October 31, 2025. As of April 30, 2025, the fair value of available-for-sale debt securities in unrealized loss positions for corporate bonds were $10.6 million, with an aggregated loss of $0.1 million. There were no U.S. treasury securities with an unrealized loss position at April 30, 2025. For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. We had no credit-related impairment loss as of October 31, 2025 and April 30, 2025.

Derivative Financial Instruments

Immersion’s derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on the Company’s Condensed Consolidated Balance Sheets as of October 31, 2025 and April 30, 2025 (in thousands):

	October 31, 2025
	Cost	Unrealized (Gains) Losses	Fair Value
Derivative instruments	$7,363	$(1,380)	$5,983
	$7,363	$(1,380)	$5,983

	April 30, 2025
	Cost	Unrealized (Gains) Losses	Fair Value
Derivative instruments	$6,045	$3,709	$9,754
	$6,045	$3,709	$9,754

The following summarizes the realized and unrealized gains and losses from Immersion’s equity securities and derivative instruments and realized gains and losses from Immersion’s marketable debt securities are as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

Net unrealized gains (losses) recognized on marketable equity securities	$1,973	$(2,407)	$3,215	$(776)
Net realized gains (losses) recognized on marketable equity securities	(2,138)	834	(1,178)	3,941
Net unrealized gains (losses) recognized on derivative instruments	2,513	1,282	5,090	757
Net realized gains recognized on derivative instruments	419	866	1,624	3,462
Net realized gains (losses) recognized on marketable debt securities	(237)	35	(237)	1,308
Total net gains recognized in interest and other income (loss), net	$2,530	$610	$8,514	$8,692

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

See Note 11. Participation Interest Purchase Agreement for fair value information about Barnes & Noble Education’s derivative instrument held as of April 30, 2025, that is fair valued using Level 3 inputs.

Financial instruments measured at fair value on a recurring basis as of October 31, 2025 and April 30, 2025 are classified based on the valuation technique in the table below (in thousands):

	October 31, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money Market funds (within cash and cash equivalents)	$93,589	$—	$—	$93,589
U.S. treasury securities	—	8,040	—	8,040
Equity securities	51,718	—	—	51,718
Corporate bonds	—	3,263	—	3,263
Total assets at fair value	$145,307	$11,303	$—	$156,610

Liabilities
Derivative instruments	$2,140	$3,843	$—	$5,983
Total liabilities at fair value	$2,140	$3,843	$—	$5,983

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

NOTE 8. LEASES

Immersion

For the three and six months ended October 31, 2025 and 2024, Immersion’s leases and related activity were not material.

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

Payment terms are based on the fixed rates explicit in the lease, including minimum annual guarantees, and/or variable rates based on: (i) a percentage of revenues or sales arising at the relevant premises (“variable commissions”); and/or (ii) operating expenses, such as common area charges, real estate taxes and insurance. For contracts with fixed lease payments, including those with minimum annual guarantees, Barnes & Noble Education recognizes lease expense on a straight-line basis over the lease term. For variable commissions, Barnes & Noble Education recognizes lease expense as incurred. Barnes & Noble Education’s lease agreements do not contain any material residual value guarantees, material restrictions, or covenants.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes additional information related to Barnes & Noble Education’s operating leases (in thousands) except for lease term and discount rate:

	Three Months Ended October 31,		Six Months Ended	From June 10, 2024 to
	2025	2024	October 31, 2025	October 31, 2024
		As Restated		As Restated
Operating lease cost	$15,660	$16,658	$33,238	$27,537
Variable lease payments	50,979	30,229	71,891	34,209
Short-term lease cost	—	4,979	—	7,750
Total lease cost	$66,639	$51,866	$105,129	$69,496

	October 31, 2025	October 31, 2024
		As Restated
Cash paid for amounts included in the measurement of lease liabilities	29,809	49,799
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	32,793	15,225
Weighted-average remaining lease term (in years)	4.7	4.6
Weighted-average discount rate	6.7%	5.9%

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recognized $69.2 million in goodwill as the result of the business combination with Barnes & Noble Education on June 10, 2024. See Note 4. Business Combination for additional information. The carrying value of goodwill was $69.2 million as of October 31, 2025 and April 30, 2025.

In accordance with ASC Topic 350 - Intangibles - Goodwill and Other, the Company did not record any goodwill impairment losses during the three and six months ended October 31, 2025, the three months ended October 31, 2024, and the period from June 10, 2024 to October 31, 2024. Goodwill represents the future economic benefit attributable to Barnes & Noble Education’s assembled workforce, which is not individually and separately recognized as an intangible asset. As such, the carrying value of goodwill has been allocated to Barnes & Noble Education Segment and none of the goodwill has been allocated to the Immersion Segment.

Intangible Assets, net

The following is a summary of intangible assets, excluding goodwill, recorded as Intangible assets, net on the Company’s Condensed Consolidated Balance Sheets as of October 31, 2025 and April 30, 2025 (in thousands):

	October 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
Trade name	$45,000	N/A	$45,000	Indefinite
Customer relationships	50,000	(5,343)	44,657	11.7
Total	$95,000	$(5,343)	$89,657

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	April 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
Trade name	$45,000	N/A	$45,000	Indefinite
Customer relationships	50,000	(3,419)	46,581	12.2
Total	$95,000	$(3,419)	$91,581

Amortization of finite-lived intangible assets is computed using the straight-line method over their estimated useful lives. Trade name is determined to have an indefinite useful life and is not subject to amortization.

Amortization expense was $1.0 million and $1.9 million for the three and six months ended October 31, 2025, respectively, and $1.0 million and $1.5 million for the three months ended October 31, 2024 and the period from June 10, 2024 to October 31, 2024, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company are as follows (in thousands):

Fiscal Year ended April 30,	Amount
Remainder of 2026	$1,923
2027	3,846
2028	3,846
2029	3,846
2030	3,846
Thereafter	27,350
Total	$44,657

NOTE 10. DEBT

The following is a summary of Barnes & Noble Education’s outstanding borrowing as of October 31, 2025 and April 30, 2025 (in thousands):

		As of
	Maturity Date	October 31, 2025	April 30, 2025
Total debt - Barnes & Noble Education credit facility	June 9, 2028	$122,500	$103,098
Balance sheet classification:
Long-term borrowings		$122,500	$103,098

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Restated ABL Facility contains customary events of default, including for non-payment of obligations owing under the Credit Facility, material breaches of representations and warranties, failure to perform or observe covenants, default on other material indebtedness, customary ERISA events of default, bankruptcy and insolvency, material judgments, invalidity of liens on collateral, change of control or cessation of business. The Restated ABL Facility also contains customary affirmative covenants and representations and warranties. In connection with the timing of Barnes & Noble Education’s financial statement filings, Barnes & Noble Education entered into a series of limited consent and waiver agreements with the lenders under the Restated ABL Facility to extend certain financial reporting deadlines. These waivers related solely to the timing of Barnes & Noble Education’s filings and did not arise from noncompliance with any financial covenants. The Investigation and related restatement of Barnes & Noble Education’s previously issued financial statements have been completed.

The credit facility is secured by substantially all the inventory, accounts receivable and related assets of the borrowers under the credit facility. This is considered an all asset lien (inclusive of proceeds from tax refunds payable to Barnes & Noble Education and pledge of equity from subsidiaries, exclusive of real estate). None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion Corporation.

In connection with the Restated ABL Facility, with respect to the 1.0% fee payable in connection with the eighth amendment to the Restated ABL Facility (prior to its having been restated), (x) 50% was paid on September 2, 2024, and (y) 50% was paid on June 10, 2025.

As previously disclosed, Barnes & Noble Education was unable to timely file certain periodic reports due to the completion of a review of certain accounting matters and, as a result, has restated its previously-issued consolidated financial statements for certain prior periods. Starting in the quarter ended October 31, 2025, Barnes & Noble Education entered into a series of limited consent and waiver arrangements with its lenders related to extending the timing of required financial statement deliveries through January 20, 2026, and did not arise from the noncompliance with any financial covenants.

During the six months ended October 31, 2025, Barnes & Noble Education borrowed $349.2 million and repaid $329.8 million under the Restated ABL Facility, with $122.5 million of outstanding borrowings under the Restated ABL Facility as of October 31, 2025.

As of October 31, 2025, Barnes & Noble Education was in compliance with all debt covenants under the Restated ABL Facility.

NOTE 11. PARTICIPATION INTEREST PURCHASE AGREEMENT

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The guidance was applied using a modified retrospective approach, resulting in the reclassification of the derivative liability to deferred income as of the adoption date. The cumulative-effect adjustment to retained earnings upon adoption was immaterial. No amounts related to this arrangement are subject to recurring fair-value measurement after adoption.

NOTE 12. STOCK-BASED COMPENSATION

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

A summary of our equity incentive program as of October 31, 2025 is as follows (in thousands):

Common stock shares available for grant	2,226
RSUs outstanding	554
RSAs outstanding	—
PSUs outstanding	—

As of October 31, 2025, the Company did not have any outstanding stock options.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Stock Units

The following summarizes RSU activities for the six months ended October 31, 2025:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at April 30, 2025	1,125	$8.24	1.30
Granted	—	—
Released	(571)	8.69
Forfeited	—	—
Outstanding at October 31, 2025	554	$7.78	0.54

The aggregate intrinsic value is calculated as the market value as of the end of the reporting period.

Stock-based Compensation Expense

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following summarizes the Company’s stock-based compensation expense related to all of Immersion’s stock-based awards for the three and six months ended October 31, 2025 and 2024 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Stock options	$—	$—	$—	$—
RSUs, RSAs and PSUs	1,772	2,154	3,770	3,685
Total	$1,772	$2,154	$3,770	$3,685
Selling and administrative expenses	$1,772	$2,154	$3,770	$3,685
Total	$1,772	$2,154	$3,770	$3,685

As of October 31, 2025, there was $1.9 million of unrecognized compensation cost adjusted for estimated forfeitures related to unvested, RSUs, RSAs, and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Barnes & Noble Education

Stock-based Compensation Expense

The following summarizes the total stock-based compensation expense for options, RSAs, RSUs, and PSUs for the three and six months ended October 31, 2025 and 2024 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
		As Restated		As Restated
Stock options	$—	$—	$—	$—
RSUs, RSAs and PSUs	1,761	1,031	4,241	1,115
Total	$1,761	$1,031	$4,241	$1,115
Selling and administrative expenses	$1,761	$1,031	$4,241	$1,115
Total	$1,761	$1,031	$4,241	$1,115

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total unrecognized compensation cost related to unvested awards as of October 31, 2025 was $6.6 million and is expected to be recognized over a weighted-average period of 1.84 years.

NOTE 13. EMPLOYEE BENEFIT PLAN

Barnes & Noble Education sponsors defined contribution plans for the benefit of substantially all of its employees. MBS Textbook Exchange, LLC (“MBS”), a subsidiary of Barnes & Noble Education, maintains a profit-sharing plan covering substantially all full-time employees of MBS. For all plans, Barnes & Noble Education is responsible to fund the employer contributions directly, if any. There was no benefit expense for these plans during the three months ended October 31, 2025 and 2024, the six months ended October 31, 2025, and for the period from June 10, 2024 to October 31, 2024.

NOTE 14. STOCKHOLDERS’ EQUITY

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

During the three and six months ended October 31, 2025, the Company did not purchase shares under the December 2022 Stock Repurchase Program. As of October 31, 2025, the Company had $40.6 million available for repurchase under the December 2022 Stock Repurchase Program.

Barnes & Noble Education Stock Repurchase Program

On December 14, 2015, the Board of Directors authorized a stock repurchase program of up to $50 million in the aggregate outstanding Barnes & Noble Education’s common stock (“BNED’s Common Stock”). The stock repurchase program is carried out at the direction of Barnes & Noble Education’s management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the three and six months ended October 31, 2025, Barnes & Noble Education did not purchase shares under the stock repurchase program. As of October 31, 2025, approximately $26.7 million remains available under the stock repurchase program.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Immersion Dividends Declared and Dividend Payments

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
November 13, 2023	Quarterly (increased)	$0.045	January 14, 2024	January 25, 2024
March 7, 2024	Quarterly	0.045	April 12, 2024	April 19, 2024
May 8, 2024	Quarterly	0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
July 8, 2025	Quarterly	0.045	July 23, 2025	August 8, 2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026
March 27, 2026	Quarterly	0.075	April 30, 2026	May 1, 2026

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time to time.

During the six months ended October 31, 2025 and 2024, the Company paid $3.0 million in dividends each period.

NOTE 15. NONCONTROLLING INTEREST

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

	October 31, 2025
	Shares Owned	% of Ownership
Immersion	11,208,746	32.9%
Noncontrolling Interest	22,845,101	67.1%
Total BNED Common Stock outstanding	34,053,847	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to the non-controlling interest holders and were as follows:

	Six Months Ended	From June 10, 2024 to
	October 31, 2025	October 31, 2024
		As Restated
Noncontrolling interest's weighted-average ownership percentage	67.3%	58.7%

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the effect of changes in ownership of Barnes & Noble Education on the Company’s equity for the periods presented (in thousands):

	Three Months Ended October 31,		Six Months Ended	From June 10, 2024 to
	2025	2024	October 31, 2025	October 31, 2024
		As Restated		As Restated
Net Income (loss) attributable to Immersion stockholders	$11,991	$30,804	$11,061	$57,881
Transfers from (to) noncontrolling interest:
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, and sales of common stock	—	(250)	—	55,270
Total effect of changes in ownership interest on equity attributable to Immersion stockholders	$11,991	$30,554	$11,061	$113,151

NOTE 16. INCOME TAXES

Income tax benefit (expense) for the three and six months ended October 31, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
		As Restated		As Restated
Income (Loss) Before Income Taxes	$41,632	$69,423	$20,189	$91,310
Income tax benefit (expense)	(14,750)	(5,036)	(7,023)	(14,723)
Effective tax rate	35.4%	7.3%	34.8%	16.1%

Income tax benefit (expense) for the three and six months ended October 31, 2025, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate.

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

As of October 31, 2025, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $13.3 million, of which $11.7 million could be payable in cash. In addition, interest and penalty of $1.3 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $13.0 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax expense of $1.8 million on pre-tax income of $4.9 million during the six months ended October 31, 2025, which represented an effective income tax rate of 36.2%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of October 31, 2025, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 17. EARNINGS PER SHARE

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

The following are reconciliations of the denominators used in computing basic and diluted net income per share (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
		As Restated		As Restated
Basic
Numerator:
Net income (loss) attributable to Immersion Stockholders	$11,991	$30,804	$11,061	$57,881
Adjustment for Immersion's portion of Barnes & Noble Education's EPS to be included in the numerator for Immersion's basic EPS calculation (a)	—	(32)	—	267
Net income (loss) attributable to Immersion Stockholders, basic	$11,991	$30,772	$11,061	$58,148

Denominator:
Weighted-average shares outstanding, basic	32,838	32,222	32,728	32,093
Net income (loss) attributable to Immersion stockholders per share, basic	$0.37	$0.95	$0.34	$1.81

Diluted
Numerator:
Net income (loss) attributable to Immersion Stockholders	$11,991	$30,804	$11,061	$57,881
Adjustment for Immersion's portion of Barnes & Noble Education's EPS to be included in the numerator for Immersion's diluted EPS calculation (a)	—	(45)	—	260
Net income (loss) attributable to Immersion stockholders, diluted	$11,991	$30,759	$11,061	$58,141

Denominator:
Weighted-average shares outstanding, basic	32,838	32,222	32,728	32,093
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	402	695	298	796
Weighted average shares outstanding, diluted	33,240	32,917	33,026	32,889
Net income (loss) attributable to Immersion stockholders per share, diluted	$0.36	$0.93	$0.33	$1.77
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

For the three and six months ended October 31, 2025 and 2024, the Company had no outstanding stock options or awards that could potentially dilute basic earnings per share in the future.

NOTE 18. COMMITMENTS AND CONTINGENCIES

We are involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of our business, including actions with respect to contracts, intellectual property, taxation, employment, benefits, personal injuries

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We are unable at this time to predict the ultimate outcome of the district court litigation or the related IPR proceedings, the impact of any PTAB decisions and any appeals therefrom, or to reasonably estimate the amount or range of any possible loss or recovery associated with these matters. Accordingly, we have not recorded a liability related to the Valve litigation or the associated IPRs as of October 31, 2025.

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

NOTE 19. SUPPLEMENTARY INFORMATION

Restructuring and other charges

During the three months ended October 31, 2025, Barnes & Noble Education recognized restructuring and other charges of $4.3 million, primarily related to investigation costs. During the comparable prior year period, restructuring and other charges were $0.06 million.

Restructuring and other charges totaled $7.2 million for the six months ended October 31, 2025, consisting primarily of investigation related costs of $5.6 million and impairment charges. For the period from June 10, 2024 to October 31, 2024, restructuring and other charges were $5.1 million, primarily consisting of $2.0 million of severance related to the resignation of the former Chief Executive Officer on June 11, 2024, $1.1 million of severance and other employee termination and benefit costs associated with cost reduction initiatives, and $0.5 million of legal and advisory fees related to restructuring, process improvements, and other charges.

Barnes & Noble Education recognized an increase to additional paid-in capital for the reimbursement of its former Chief Executive Officer’s severance by VitalSource, a principal stockholder, as part of the June 10, 2024 financing transactions.

.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 20. SUBSEQUENT EVENTS

Dividends Declared and Paid

On December 8, 2025, our Board announced that it had approved an increase in the quarterly dividend from $0.045 per share to $0.075 per share. The quarterly cash dividend of $0.075 per share, was paid on January 30, 2026, to stockholders of record on January 19, 2026. The total cash paid for this dividend was approximately $2.5 million.

On March 27, 2026, our Board declared a quarterly dividend in the amount of $ 0.075 per share, payable on May 1, 2026, to stockholders of record on April 30, 2026.

The total cash paid for these dividends is approximately $2.5 million. See Note 14. Stockholders' Equity for additional information.

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

Because the RATI decision and related reimbursement occurred after October 31, 2025, the Company’s Consolidated Financial Statements for the three and six months ended October 31, 2025, have not been adjusted for this matter.

Barnes & Noble Education Credit Facility

As previously disclosed, Barnes & Noble Education was unable to timely file certain periodic reports due to the completion of a review of certain accounting matters and, as a result, has restated its previously-issued consolidated financial statements for certain prior periods. Starting in the quarter ended October 31, 2025, Barnes & Noble Education entered into a series of limited consent and waiver arrangements with its lenders related to extending the timing of required financial reporting deadlines.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside our control. Actual results could differ materially from those projected in the forward-looking statements, and therefore, we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026, as amended on March 13, 2026, Part I, Item 1A, “Risk Factors” in Barnes & Noble Education’s Annual Report on Form 10-K for the fiscal year ended May 2, 2025 filed with the SEC on December 23, 2025, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

The financial information presented in this Quarterly Report on Form 10-Q includes the financial information of Barnes & Noble Education for the 26 weeks ended November 1, 2025 and for the period from June 10, 2024 to October 31, 2024.

Restatement of Previously Issued Consolidated Financial Statements

The following discussion reflects the restatement of the Company’s previously-issued consolidated interim financial information, as disclosed in Note 20. Restatement of Quarterly Financial Information (Unaudited) in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025. Also, see Note 3. Restatement of Previously-Issued Financial Statements in Notes to the Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. There have been no additional restatements or revisions to previously issued financial statements since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

RESULTS OF OPERATIONS

	Three Months Ended October 31,		Six Months Ended October 31,
(in thousands)	2025	2024	2025	2024
		As Restated		As Restated
Revenues:
Immersion
Royalty and license	$5,760	$14,127	$9,632	$62,552
Barnes & Noble Education
Product and other	598,211	559,674	872,390	689,792
Rental income	46,203	42,448	60,184	47,394
	644,414	602,122	932,574	737,186
Total revenues	650,174	616,249	942,206	799,738
Cost of sales (excludes depreciation and amortization expense)
Barnes & Noble Education
Product and other cost of sales	489,511	436,859	715,685	543,724
Rental cost of sales	25,591	22,619	33,011	25,664
	515,102	459,478	748,696	569,388
Operating expenses:
Immersion
Selling and administrative expenses	2,949	4,165	6,644	17,576
Barnes & Noble Education
Selling and administrative expenses	77,282	72,717	145,087	109,046
Depreciation and amortization expense	10,487	9,400	20,884	14,676
Restructuring and other charges	4,296	59	7,192	5,064
	92,065	82,176	173,163	128,786
Total operating expenses	95,014	86,341	179,807	146,362
Operating Income (Loss)	40,058	70,430	13,703	83,988
Interest and other income (expense), net	4,543	3,540	12,284	14,236
Interest expense	2,969	4,547	5,798	6,914
Income (Loss) Before Income Taxes	41,632	69,423	20,189	91,310
Income tax benefit (expense)	(14,750)	(5,036)	(7,023)	(14,723)
Net Income (Loss)	$26,882	$64,387	$13,166	$76,587

Immersion

Immersion generates license and royalty revenues from a wide range of IP that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, mobile entertainment, console gaming and automotive.

We have adopted a business model under which we offer licenses to our patented technology to our customers and offer our customers enabling software, related tools and technical assistance related to integrating our patented technology into our customers’ products or enhance the functionality of our patented technology. Our licenses enable our customers to deploy haptic-enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold more than 400 issued or pending patents worldwide as of October 31, 2025. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.

The following is a summary of our results of operation for the three and six months ended October 31, 2025 and 2024 (in thousands, except for percentages):

	Three Months Ended October 31,				Six Months Ended October 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
		As Restated				As Restated
Revenues:
Fixed fee license revenue	$736	$10,676	$(9,940)	(93)%	$1,472	$56,003	$(54,531)	(97)%
Per-unit royalty revenue	5,024	3,451	1,573	46%	8,160	6,549	1,611	25%
	5,760	14,127	(8,367)	(59)%	9,632	62,552	(52,920)	(85)%
Selling and administrative expenses	2,949	4,165	(1,216)	(29)%	6,644	17,576	(10,932)	(62)%
Operating income (loss)	$2,811	$9,962	$(7,151)	(72)%	$2,988	$44,976	$(41,988)	(93)%

Revenues

Immersion revenue is generated primarily from fixed fee license agreements and per-unit royalty agreements. Royalty and license revenue consists of per-unit royalties earned based on usage or net sales by licensees and fixed license fees for our IP and software.

Fixed fee license revenue decreased by $9.9 million in the second quarter of the current year compared to the same period in the prior year, mainly due to an increase in gaming license revenue in the prior year resulting from a one time perpetual license agreement executed in that quarter. Fixed fee license revenue for the six months ended October 31, 2025, decreased by $54.5 million compared to the same period in the prior year, primarily due to three one time perpetual license agreements in gaming and mobility applications executed in the prior year period, with no comparable agreements in the current year period.

Per-unit royalty revenue increased by $1.6 million in the second quarter of the current year compared to the same period in the prior year, primarily due to stronger seasonal orders from our largest per-unit royalty customer. For the six months ended October 31, 2025, per-unit royalty revenue increased by $1.6 million compared to the same period in the prior year, driven by improved business levels from multiple customers in mobility and other applications.

For the three months ended October 31, 2025, revenues generated in Asia, North America, and Europe represented 77%, 21%, and 2% of total revenue, respectively, compared to 90%, 5%, and 5% for the prior year period. For the six months ended October 31, 2025, revenues generated in Asia, North America, and Europe represented 73%, 25%, and 2% of total revenue, respectively, compared to 96%, 3%, and 1% in the prior year period. Revenue can vary significantly from period to period due to the timing and geographic location of the contracting entity.

Operating Expenses

The following is a summary of operating expenses for the three and six months ended October 31, 2025 and 2024 (in thousands, except for percentages):

	Three Months Ended October 31,		$	%	Six Months Ended October 31,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
		As Restated				As Restated
Selling and administrative expense	$2,949	$4,165	$(1,216)	(29)%	$6,644	$17,576	$(10,932)	(62)%

Selling and administrative expenses primarily consist of employee compensation and benefits (including stock‑based compensation), legal and other professional fees, external patent related legal costs, office expenses, travel, and facilities costs.

For the three months ended October 31, 2025, selling and administrative expenses decreased by $1.2 million compared to the same prior year period primarily due to lower variable compensation.

For the six months ended October 31, 2025, selling and administrative expenses decreased by $10.9 million compared to the same prior year period due to a decrease of $5.9 million in legal costs associated with the settlement of patent litigation in the prior year, and a $4.2 million decrease in compensation, benefits, and other personnel-related costs.

Barnes & Noble Education

Description of Business

Barnes & Noble Education is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Barnes & Noble Education is also one of the largest textbook wholesalers, and inventory management hardware and software providers. Barnes & Noble Education operates 1,128 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.

The strengths of Barnes & Noble Education’s business include the ability to compete by developing new products and solutions to meet market needs, the large operating footprint with direct access to students and faculty, the well-established, deep relationships with academic partners and stable long-term contracts and the well-recognized brands. Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers the BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. These programs have allowed Barnes & Noble Education to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of the future results. Barnes & Noble Education is moving quickly to accelerate the BNC First Day® programs strategy. Institutions continued to adopt BNC First Day® programs during the first half of fiscal 2026, and Barnes & Noble Education continues to expand participation across the partner schools.

Barnes & Noble Education expects to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand the e-commerce capabilities and accelerate such capabilities through service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (and together with Fanatics, referred to herein as the “F/L Relationship”), win new accounts, and expand revenue opportunities through strategic relationships. Barnes & Noble Education expects gross comparable store general merchandise sales to increase over the long term, as product assortments continue to emphasize and reflect changing consumer trends, and Barnes & Noble Education evolves the presentation concepts and merchandising of products in stores and online, which is expected to further enhance and accelerate through the F/L Relationship. Fanatics and Lids, acting on Barnes & Noble Education’s behalf as its service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of the logo general merchandise business.

The Barnes & Noble brand (licensed from Barnes & Noble Education’s former parent) along with the subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing, and are widely recognized and respected brands in the United States. Barnes & Noble Education’s large college footprint, reputation, and credibility in the marketplace not only support the marketing efforts to universities, students, and faculty, but are also important to the relationship with leading publishers who rely on Barnes & Noble Education as one of their primary distribution channels.

For additional information related to the business of Barnes & Noble Education, see Part I - Item 1. Business in the Annual Report on Form 10-K for the fiscal year ended May 3, 2025, filed with the SEC on December 23, 2025.

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

BNC First Day® Affordable Access Course Material Programs

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

The following is a summary of Barnes & Noble Education’s results of operations for the three months ended October 31, 2025 and 2024, the six months ended October 31, 2025, and for the period from June 10, 2024 to October 31, 2024 (in thousands):

	Three Months Ended October 31,		$	%
	2025	2024	Change	Change
		As Restated
Revenues
Product and other	$598,211	$559,674	$38,537	7%
Rental income	46,203	42,448	3,755	9%
Total revenue	644,414	602,122	42,292	7%
Cost of sales (excluding depreciation and amortization expense)
Product and other cost of sales	489,511	436,859	52,652	12%
Rental cost of sales	25,591	22,619	2,972	13%
Total cost of sales	515,102	459,478	55,624	12%
Operating expenses
Selling and administrative expenses	77,282	72,717	4,565	6%
Depreciation and amortization expense	10,487	9,400	1,087	12%
Restructuring and other charges	4,296	59	4,237	NM
Total operating expenses	92,065	82,176	9,889	12%
Operating Income (Loss)	$37,247	$60,468	$(23,221)	-38%

	Six Months Ended	From June 10, 2024 to	$	%
	October 31, 2025	October 31, 2024	Change	Change
		As Restated
Revenues
Product and other	$872,390	$689,792	$182,598	26%
Rental income	60,184	47,394	12,790	27%
Total revenue	932,574	737,186	195,388	27%
Cost of sales (excluding depreciation and amortization expense)
Product and other cost of sales	715,685	543,724	171,961	32%
Rental cost of sales	33,011	25,664	7,347	29%
Total cost of sales	748,696	569,388	179,308	31%
Operating expenses
Selling and administrative expenses	145,087	109,046	36,041	33%
Depreciation and amortization expense	20,884	14,676	6,208	42%
Restructuring and other charges	7,192	5,064	2,128	42%
Total operating expenses	173,163	128,786	44,377	34%
Operating Income (Loss)	$10,715	$39,012	$(28,297)	-73%

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

Total revenue was $644.4 million for the three months ended October 31, 2025, consisting of $598.2 million of product and other sales and $46.2 million of rental sales. Total revenue for the comparable prior year period was $602.1 million, including $559.7 million of product and other sales and $42.4 million of rental sales. The $42.3 million increase in revenue was driven primarily by growth in BNC First Day® programs and a net reduction in physical and virtual locations, some of which were closures of underperforming stores that contribute to improved profitability. Gross Comparable Store Sales increased by $20.3 million during the quarter, reflecting a $58.7 million increase in revenue from BNC First Day programs, which helped offset the decline from closed stores.

Total revenue was $932.6 million for the six months ended October 31, 2025, consisting of $872.4 million of product and other sales and $60.2 million of rental sales. For the period from June 10, 2024 to October 31, 2024, total revenue was $737.2 million, including $689.8 million of product and other sales and $47.4 million of rental sales. The $195.4 million increase in revenue is primarily due to the prior year period being 40 days shorter, which reduced revenue by approximately $118.0 million on a linear basis. The remaining increase reflects higher comparable store sales and new store sales, largely driven by a $91.7 million increase from BNC First Day programs, partially offset by lower sales from closed stores.

Cost of sales

Barnes & Noble Education cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to its college and university contracts and other facility related expenses.

Cost of sales was 80% of total revenue for the three months ended October 31, 2025, compared to 77% for the three months ended October 31, 2024. The increase was driven primarily by higher costs for course materials, including higher markdowns related to closed stores and increased inventory reserves, partially offset by lower contract costs as a percentage of sales due to the shift to digital and First Day models and the non-renewal of lower performing school contracts.

Cost of sales was also 80% of total revenue for the six months ended October 31, 2025, compared to 77% for the period from June 10, 2024 to October 31, 2024. Product and other cost of sales increased mainly due to higher costs for course materials resulting from higher markdowns, partially offset by lower contract costs as a percentage of sales due to the shift to digital and First Day models and the non renewal of lower performing school contracts. Rental cost of sales increased due to lower rental margin rates, partially offset by lower contract costs as a percentage of sales.

Selling and administrative expenses

Barnes & Noble Education selling and administrative expenses primarily consist of employee payroll and store operating expenses. These expenses also include long-term incentive compensation and general office costs such as merchandising, procurement, field support, and finance and accounting.

Selling and administrative expenses were $77.3 million for the three months ended October 31, 2025, an increase of $4.6 million compared to the three months ended October 31, 2024, driven mainly by higher payroll, incentive plan costs, and related operating expenses.

For the six months ended October 31, 2025, selling and administrative expenses were $145.1 million, an increase of $36.0 million compared to $109.0 million for the period from June 10, 2024 to October 31, 2024. The most significant factor contributing to the year-over-year increase is that the period from June 10, 2024 to October 31, 2024 was 40 days shorter, resulting in approximately $30.0 million lower expenses on a linear basis. The remaining increase is primarily attributable to higher payroll, incentive plan costs, and related operating expenses.

Depreciation and amortization expense

Barnes & Noble Education depreciation and amortization expense consists primarily of depreciation of property and equipment and amortization of intangible assets.

Depreciation and amortization expense was $10.5 million for the three months ended October 31, 2025, an increase of $1.1 million compared to the three months ended October 31, 2024, driven mainly by capital additions and accelerated intangible amortization related to closed stores.

Depreciation and amortization expense was $20.9 million for the six months ended October 31, 2025, an increase of $6.2 million compared to $14.7 million for the period from June 10, 2024 to October 31, 2024. The primary factor contributing to the increase is that the period from June 10, 2024 to October 31, 2024 was 40 days shorter, resulting in approximately $5.9 million of lower depreciation and amortization expense calculated on a linear basis.

Restructuring and other charges

During the three months ended October 31, 2025, Barnes & Noble Education recognized restructuring and other charges of $4.3 million, primarily related to investigation costs. During the three months ended October 31, 2024, restructuring and other charges were not material.

Restructuring and other charges totaled $7.2 million for the six months ended October 31, 2025, consisting primarily of $5.6 million of investigation related costs and impairment charges. For the period from June 10, 2024 to October 31, 2024, restructuring and other charges were $5.1 million, primarily consisting of $2.0 million of severance related to the resignation of the former Chief Executive Officer on June 11, 2024, $1.1 million of severance and other employee termination and benefit costs associated with cost reduction initiatives, and $0.5 million of legal and advisory fees related to restructuring, process improvements, and other charges.

Barnes & Noble Education recognized an increase to additional paid-in capital for the reimbursement of its former Chief Executive Officer’s severance by VitalSource, a principal stockholder, as part of the June 10, 2024 financing transactions.

Interest and other income (expense), net; Interest expense; and Income tax benefit (expense)

A summary of consolidated interest and other income (expense), net, interest expense, and income taxes for the three and six months ended October 31, 2025 and 2024 are as follows (in thousands, except for percentages):

	Three Months Ended October 31,				Six Months Ended October 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
		As Restated				As Restated
Operating Income (Loss)	$40,058	$70,430	$(30,372)	(43)%	$13,703	$83,988	$(70,285)	(84)%
Interest and other income (expense), net	4,543	3,540	1,003	28%	12,284	14,236	(1,952)	(14)%
Interest expense	2,969	4,547	(1,578)	(35)%	5,798	6,914	(1,116)	(16)%
Income (Loss) Before Income Taxes	41,632	69,423	(27,791)	(40)%	20,189	91,310	(71,121)	(78)%
Income tax benefit (expense)	(14,750)	(5,036)	(9,714)	193%	(7,023)	(14,723)	7,700	(52)%
Net Income (Loss)	$26,882	$64,387	$(37,505)	(58)%	$13,166	$76,587	$(63,421)	(83)%

Interest and other income (expense), net consists primarily of interest and dividend income on cash and cash equivalents and marketable debt and equity securities, realized and unrealized gains and losses on marketable equity securities and derivative instruments, and realized gains and losses on marketable debt securities.

Interest and other income (expense), net increased by $1.0 million for the three months ended October 31, 2025, compared to the same period in the prior year, driven primarily by net gains of $1.9 million from marketable equity securities and derivative instruments, partially offset by a $0.9 million decrease in interest income. For the six months ended October 31, 2025, interest and other income (expense), net decreased by $2.0 million compared to the same period in the prior year, primarily reflecting a $1.8 million decline in interest income due to lower invested balances in fixed‑income securities and lower interest rates.

Interest expense primarily reflects interest charges on Barnes & Noble Education’s credit facility. Interest expense decreased by $1.6 million for the three months ended October 31, 2025, compared to the prior year period, primarily due to lower borrowings and lower interest rates. For the six months ended October 31, 2025, interest expense decreased by $1.1 million compared to the period from June 10, 2024 to October 31, 2024, also due to lower borrowings and lower interest rates.

Income tax benefit (expense), the changes in the provision for income taxes are described below:

Immersion

Income tax benefit (expense) for the three months ended October 31, 2025, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We maintain no valuation allowance against our U.S. federal deferred tax assets and maintain valuation allowance against certain U.S. state and Canadian federal deferred tax assets. The estimated effective tax rate was mainly driven by higher U.S. taxable income which was a result of higher U.S. passive income.

The year-over-year change in Income tax benefit (expense) resulted primarily from the change in income from continuing operations across various tax jurisdictions.

In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. As of October 31, 2025, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $13.3 million, of which $11.7 million could be payable in cash. In addition, interest and penalty of $1.3 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $13.0 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax expense of $1.8 million on pre-tax income of $4.9 million during the six months ended October 31, 2025, which represented an effective income tax rate of 36.2%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of October 31, 2025, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents, investments – current, and investments – noncurrent consist primarily of money-market funds, investments in marketable equity and debt securities, and investments in U.S. treasury securities. All marketable securities are stated at fair value. Realized gains and losses on marketable equity securities and marketable debt securities are recorded in Interest and other income (expense), net on the Condensed Consolidated Statements of Operations. Unrealized gains and losses on marketable equity securities are reported as Interest and other income (expense), net on our Condensed Consolidated Statement of Operations. Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets.

Cash, cash equivalents, and investments – current – As of October 31, 2025, our cash, cash equivalents, and investments – current totaled $186.7 million, a $25.3 million increase from $161.4 million on April 30, 2025. In addition, as of October 31, 2025 and April 30, 2025, we had restricted cash of $24.7 million and $19.7 million, respectively.

The following is select cash flow information for the six months ended October 31, 2025 and 2024 (in thousands):

	Six Months Ended October 31,
	2025	2024
		As Restated
Net cash provided by (used in) operating activities	$8,982	$(63,975)
Net cash provided by (used in) investing activities	36,101	(4,319)
Net cash provided by (used in) financing activities	14,270	80,636

Cash provided by (used in) operating activities - Our operating activities primarily consist of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, deferred income taxes, net (gains) losses on investments in marketable securities, and the effect of changes in operating assets and liabilities.

Net cash provided by operating activities was $9.0 million for the six months ended October 31, 2025, an increase of $73.0 million compared to the six months ended October 31, 2024. The increase was primarily driven by Barnes & Noble Education’s timing of payments to vendors for inventory purchases, partially offset by higher accounts and other receivables, higher merchandise inventories, and lower net income.

Cash provided by (used in) investing activities – Investing activities primarily include purchases and sales of marketable securities and other investments, proceeds from and settlements of derivative instruments, and purchases of property and equipment.

Net cash provided by investing activities was $36.1 million for the six months ended October 31, 2025, an increase of $40.4 million compared to the six months ended October 31, 2024. The increase was primarily driven by the absence of business acquisitions in the current period and lower purchases of marketable and other investments, partially offset by lower proceeds from sales or maturities of marketable securities and other investments.

Cash provided by (used in) financing activities – Financing activities primarily include dividend payments, borrowings and repayments under our credit facility, and repurchases of our common stock.

Net cash provided by financing activities was $14.3 million for the six months ended October 31, 2025, a decrease of $66.4 million compared to the six months ended October 31, 2024. The decrease was primarily driven by less proceeds from borrowings under Barnes & Noble Education’s credit facility.

Total cash, cash equivalents, and short‑term investments were $186.7 million as of October 31, 2025, of which approximately 9%, or $16.7 million, was held by foreign subsidiaries and may be subject to repatriation tax effects.

Immersion Dividends Declared and Dividend Payments

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
May 8, 2024	Quarterly	$0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
July 8, 2025	Quarterly	0.045	July 23, 2025	August 8,2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026
March 27, 2026	Quarterly	0.075	April 30, 2026	May 1, 2026

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

During the three and six months ended October 31, 2025, the Company did not purchase shares under the stock repurchase program. As of October 31, 2025, the Company had $40.6 million available for repurchase under the December 2022 Stock Repurchase Program.

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

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level as of October 31, 2025, due to the material weaknesses in internal control over financial reporting related to Barnes & Noble Education’s control environment, risk assessment, information and communication, monitoring, and multiple control activities and a material weakness in our internal control over financial reporting related to our business combination and consolidation accounting as previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, and continue to exist as of October 31, 2025.

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

Remediation Update

As previously described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, Barnes & Noble Education began implementing a remediation plan to address the material weaknesses mentioned above including enhancing its manual journal entry process and the IT user access review controls, identifying IPE and key reports and ensuring their accuracy and completeness, executing enhanced procedures for the review of non-routine transactions, and reinforcing the importance of the account reconciliation process and defining the related success criteria. In addition, Barnes & Noble Education continues to focus on ensuring clear roles and responsibilities over financial oversight are communicated and documented, accounting policies and procedures are compiled and stored centrally, and training on accounting controls and ethics are deployed.

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

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, management has not identified any changes in the Company’s internal control over financial reporting that occurred during the three months ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 18. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025. You should also carefully consider the risk factors described in Barnes & Noble Education, Inc.’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which are filed with the SEC and are available at www.sec.gov.

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

During the three and six months ended October 31, 2025, the Company did not purchase shares under the stock repurchase program. As of October 31, 2025, the Company had $40.6 million available for repurchase under the December 2022 Stock Repurchase Program.

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

Date: April 14, 2026

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)