Form 10-Q
period 2026-01-31
IMMERSION CORP
filed 2026-05-04
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

or

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

Number of shares of common stock outstanding as of April 28, 2026, was 33,100,452.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2026, Immersion Corporation is referred to using terms such as the “Company,” “Immersion,” “we,” “us,” or “our.”

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside our control. Actual results could differ materially from those projected in the forward-looking statements, and therefore, we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026, as amended on March 13, 2026, Part I, Item 1A. Risk Factors in Barnes & Noble Education Inc.’s (“Barnes & Noble Education”) Annual Report on Form 10-K for the fiscal year ended May 3, 2025, filed with the SEC on December 23, 2025, and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q.

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

IMMERSION CORPORATION

Fiscal Quarter Ended January 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	January 31, 2026	April 30, 2025
ASSETS
Immersion
Cash and cash equivalents	$119,688	$63,550
Investments – current	48,094	88,789
Accounts receivable, net	2,330	2,767
Prepaid expenses and other current assets	17,523	11,331
	187,635	166,437
Barnes & Noble Education
Cash and cash equivalents	10,139	9,058
Accounts receivable, net	416,425	98,075
Merchandise inventories, net	329,425	299,564
Textbook rental inventories, net	43,662	26,439
Prepaid expenses and other current assets	26,095	32,250
	825,746	465,386
Total Current Assets	1,013,381	631,823
Immersion
Property and equipment, net	72	113
Investments – noncurrent	—	13,880
Long-term deposits	201	6,188
Other assets – noncurrent	20,866	27,362
	21,139	47,543
Barnes & Noble Education
Property and equipment, net	76,579	95,702
Intangible assets, net	88,695	91,581
Goodwill	69,162	69,162
Operating lease right-of-use assets	152,231	155,281
Deferred tax assets	1,418	—
Other assets – noncurrent	10,115	11,181
	398,200	422,907
Total Assets	$1,432,720	$1,102,273

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands except share data)	January 31, 2026	April 30, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Immersion
Accounts payable	$44	$13
Accrued compensation	457	343
Deferred revenue – current	2,927	2,938
Other current liabilities	11,537	10,240
	14,965	13,534
Barnes & Noble Education
Accounts payable	319,236	148,848
Accrued liabilities	126,857	44,295
Deferred revenue – current	52,935	10,411
Operating lease liabilities – current	39,981	48,796
	539,009	252,350
Total Current Liabilities	553,974	265,884
Immersion
Deferred revenue – noncurrent	3,595	5,790
Deferred income taxes – noncurrent	12,677	11,034
Other long-term liabilities	11,603	13,344
	27,875	30,168
Barnes & Noble Education
Deferred income taxes – noncurrent	-	4,193
Operating lease liabilities – noncurrent	132,389	121,093
Deferred revenue – noncurrent	2,849	3,155
Other long-term liabilities	15,231	15,987
Long-term borrowings	138,400	103,098
	288,869	247,526
Total Liabilities	870,718	543,578
Commitments and Contingencies (Note 18)
Stockholders’ Equity:
Common stock – $0.001 par value; 100,000,000 shares authorized; 50,274,555 and 33,055,059 shares issued and outstanding at January 31, 2026, respectively; 49,433,320 and 32,502,969 shares issued and outstanding at April 30, 2025, respectively	50	49
Additional paid-in capital	378,901	374,327
Accumulated other comprehensive income (loss)	122	535
Accumulated earnings (deficit)	29,961	34,691
Treasury stock: 17,219,496 and 16,930,351 shares as of January 31, 2026 and April 30, 2025, respectively, at cost	(113,651)	(111,477)
Total Stockholders' Equity Attributable to Immersion Corporation Stockholders	295,383	298,125
Noncontrolling interest in consolidated subsidiaries	266,619	260,570
Total Stockholders' Equity	562,002	558,695
Total Liabilities and Stockholders’ Equity	$1,432,720	$1,102,273

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
(In thousands except per-share data)		As Restated		As Restated
REVENUES
Immersion
Royalty and license	$3,396	$8,437	$13,028	$70,989
Barnes & Noble Education
Product and other	471,825	419,663	1,344,215	1,109,455
Rental income	43,267	43,162	103,451	90,556
	515,092	462,825	1,447,666	1,200,011
Total revenues	518,488	471,262	1,460,694	1,271,000

COST OF SALES (excludes depreciation and amortization expense)
Barnes & Noble Education
Product and other cost of sales	401,367	328,980	1,117,052	872,704
Rental cost of sales	24,212	25,516	57,223	51,180
Total cost of sales	425,579	354,496	1,174,275	923,884
OPERATING EXPENSES
Immersion
Selling and administrative expenses	2,585	5,010	9,229	22,586
Barnes & Noble Education
Selling and administrative expenses	72,546	71,498	217,633	180,544
Depreciation and amortization expense	10,676	9,951	31,560	24,627
Impairment loss	1,018	1,247	1,018	1,247
Other (income) expense	1,099	(6,178)	8,291	(1,114)
	85,339	76,518	258,502	205,304
Total operating expenses	87,924	81,528	267,731	227,890
Operating Income (Loss)	4,985	35,238	18,688	119,226
Interest income and other income (expense), net	(4,435)	14,803	7,849	29,039
Interest expense	3,968	4,167	9,766	11,081
Income (Loss) Before Income Taxes	(3,418)	45,874	16,771	137,184
Income tax benefit (expense)	(6,715)	(2,644)	(13,738)	(17,367)
Net Income (Loss)	(10,133)	43,230	3,033	119,817
Less: Net income (loss) attributable to noncontrolling interest	133	19,169	2,238	37,875
Net Income (Loss) Attributable to Immersion Stockholders	$(10,266)	$24,061	$795	$81,942

Earnings (Loss) Per Common Share Attributable to Immersion Stockholders
Basic	$(0.31)	$0.74	$0.02	$2.56
Diluted	$(0.31)	$0.73	$0.02	$2.50
Weighted-Average Common Shares Outstanding
Basic	32,939	32,294	32,797	32,159
Diluted	32,939	33,055	33,070	32,959

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
(In thousands)		As Restated		As Restated
Net Income (Loss)	$(10,133)	$43,230	$3,033	$119,817
Change in unrealized gains (losses) on available-for-sale securities	(190)	379	(413)	(108)
Pension adjustments	—	(7,828)	—	—
Comprehensive Income (Loss)	(10,323)	35,781	2,620	119,709
Comprehensive income (loss) attributable to noncontrolling interests	133	14,589	2,238	37,875
Comprehensive Income (Loss) Attributable to Immersion Stockholders	$(10,456)	$21,192	$382	$81,834

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended January 31, 2026
			Additional	Accumulated Other	Accumulated			Total Stockholders'		Total
	Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Equity Attributable	Noncontrolling	Stockholders'
(In thousands, except number of shares)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	to Immersion Stockholder	Interest	Equity
Balances at October 31, 2025	50,029,484	$50	$377,050	$312	$42,743	17,152,874	$(113,219)	$306,936	$266,917	$573,853
Net income (loss)	—	—	—	—	(10,266)	—	—	(10,266)	133	(10,133)
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(190)	—	—	—	(190)	—	(190)
Release of restricted stock units and awards, net of shares withheld for payroll taxes	220,836	—	—	—	—	64,922	(422)	(422)	—	(422)
Shares issued to an employee in lieu of cash compensation	24,235	—	157	—	—	—	—	157	—	157
Dividends declared	—	—	—	—	(2,516)	—	—	(2,516)	—	(2,516)
Stock repurchases	—	—	—	—	—	1,700	(10)	(10)	—	(10)
Rebalancing of controlling and noncontrolling interest	—	—	765	—	—	—	—	765	(765)	—
Tax effects of changes in controlling and noncontrolling interests	—	—	198	—	—	—	—	198	—	198
Equity issuance costs	—	—	(260)	—	—	—	—	(260)	(535)	(795)
Stock-based compensation	—	—	991	—	—	—	—	991	869	1,860
Balances at January 31, 2026	50,274,555	$50	$378,901	$122	$29,961	17,219,496	$(113,651)	$295,383	$266,619	$562,002

	Three Months Ended January 31, 2025
	As Restated

			Additional	Accumulated Other	Accumulated			Total Stockholders'		Total
	Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Equity Attributable	Noncontrolling	Stockholders'
(In thousands, except number of shares)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	to Immersion Stockholders	Interest	Equity
Balances at October 31, 2024	48,685,577	$49	$369,982	$4,780	$38,100	16,409,872	$(107,408)	$305,503	$182,200	$487,703
Net income (loss)	—	—	—	—	24,061	—	—	24,061	19,169	43,230
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	379	—	—	—	379	—	379
Pension adjustments	—	—	—	(3,248)	—	—	—	(3,248)	(4,580)	(7,828)
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(4,353)	—	—	—	—	(4,353)	73,191	68,838
Rebalancing of controlling and noncontrolling interest	—	—	2,517	—	—	—	—	2,517	(2,517)	—
Tax effects of changes in controlling and noncontrolling interests	—	—	422	—	—	—	—	422	—	422
Release of restricted stock units and awards, net of shares withheld for payroll taxes	247,833	—	—	—	—	77,337	(675)	(675)	—	(675)
Shares issued to an employee in lieu of cash compensation	86,899	—	727	—	—	—	—	727	—	727
Stock repurchases	—	—	—	—	—	136,668	(1,170)	(1,170)	—	(1,170)
Dividends declared	—	—	—	—	(8,298)	—	—	(8,298)	—	(8,298)
Stock-based compensation	—	—	2,081	—	—	—	—	2,081	2,497	4,578
Balances at January 31, 2025	49,020,309	$49	$371,376	$1,911	$53,863	16,623,877	$(109,253)	$317,946	$269,960	$587,906

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended January 31, 2026

			Additional	Accumulated Other	Accumulated			Total Stockholders'		Total
	Common Stock		Paid-in	Comprehensive	Earnings	Treasury Stock		Equity Attributable	Noncontrolling	Stockholders’
(In thousands, except number of shares)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	to Immersion Stockholders	Interest	Equity
Balances at April 30, 2025	49,433,320	$49	$374,327	$535	$34,691	16,930,351	$(111,477)	$298,125	$260,570	$558,695
Net income (loss)	—	—	—	—	795	—	—	795	2,238	3,033
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(413)	—	—	—	(413)	—	(413)
Release of restricted stock units and awards, net of shares withheld	791,669	1	(1)	—	—	287,445	(2,164)	(2,164)	—	(2,164)
Shares issued to an employee in lieu of cash compensation	49,566	—	336	—	—	—	—	336	—	336
Stock repurchases	—	—	—	—	—	1,700	(10)	(10)	—	(10)
Dividends declared	—	—	—	—	(5,525)	—	—	(5,525)	—	(5,525)
Stock-based compensation	—	—	3,844	—	—	—	—	3,844	5,111	8,955
Equity issuance costs	—	—	(260)	—	—	—	—	(260)	(535)	(795)
Rebalancing of controlling and noncontrolling interest	—	—	765	—	—	—	—	765	(765)	—
Tax effects of changes in controlling and noncontrolling interest	—	—	(110)	—	—	—	—	(110)	—	(110)
Balances at January 31, 2026	50,274,555	$50	$378,901	$122	$29,961	17,219,496	$(113,651)	$295,383	$266,619	$562,002

	Nine Months Ended January 31, 2025
	As Restated

			Additional	Accumulated Other	Accumulated			Total Stockholders'		Total
	Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Equity Attributable	Noncontrolling	Stockholders'
(In thousands, except number of shares)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	to Immersion Stockholder	Interest	Equity
Balances at April 30, 2024	48,047,329	$48	$322,786	$2,019	$(18,263)	16,192,492	$(105,360)	$201,230	$—	$201,230
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Net income (loss)	—	—	—	—	81,942	—	—	81,942	37,875	119,817
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(108)	—	—	—	(108)	—	(108)
Sale of Barnes & Noble Education's common stock, net of commissions	—	—	(5,306)	—	—	—	—	(5,306)	83,556	78,250
Rebalancing of controlling and noncontrolling interest	—	—	58,740	—	—	—	—	58,740	(58,740)	—
Tax effects of changes in controlling and noncontrolling interests	—	—	(12,126)	—	—	—	—	(12,126)	—	(12,126)
Release of restricted stock units and awards, net of shares withheld for payroll taxes	790,166	1	(1)	—	—	294,717	(2,723)	(2,723)	—	(2,723)
Shares issued to an employee in lieu of cash compensation	182,814	—	1,541	—	—	—	—	1,541	—	1,541
Principal stockholder expense reimbursement	—	—	1,500	—	—	—	—	1,500	—	1,500
Stock repurchases	—	—	—	—	—	136,668	(1,170)	(1,170)	—	(1,170)
Dividends declared	—	—	(1,524)	—	(9,816)	—	—	(11,340)	—	(11,340)
Stock-based compensation	—	—	5,766	—	—	—	—	5,766	3,612	9,378
Balances at January 31, 2025	49,020,309	$49	$371,376	$1,911	$53,863	16,623,877	$(109,253)	$317,946	$269,960	$587,906

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended January 31,
	2026	2025
(in thousands)		As Restated
Cash flows from operating activities:
Net income (loss)	$3,033	$119,817
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization expense	31,637	24,701
Impairment loss	1,018	1,247
Stock-based compensation	8,955	9,380
Loss on disposal of property and equipment	2,210	3,209
Net (gains) losses on investment in marketable securities	4,005	(15,596)
Net (gains) losses on derivative instruments	(6,514)	(5,586)
Shares issued to an employee in lieu of cash compensation	336	1,545
Deferred income tax	(5,819)	2,743
Income tax expense related to write-down of long-term deposits	5,908	—
Other noncash	50	828
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	(317,911)	(230,569)
Merchandise inventories	(29,863)	9,916
Textbook rental inventories	(17,223)	(31,198)
Prepaid expenses and other current assets	(11,463)	(16,309)
Long-term deposits	39	48
Changes in lease right-of-use assets and liabilities	4,912	(116)
Other assets	7,574	(26,292)
Accounts payable and accrued liabilities	255,000	7,046
Other current liabilities	81	15,747
Deferred revenue	40,012	30,916
Other long-term liabilities	(757)	(9,151)
Net cash flows provided by (used in) operating activities	(24,780)	(107,674)
Cash flows from investing activities:
Purchases of marketable securities and other investments	(20,049)	(80,951)
Proceeds from sale or maturities of marketable securities and other investments	70,196	115,710
Proceeds from sale of derivative instruments	13,249	11,491
Payments for settlement of derivative instruments	(5,521)	(4,856)
Acquisition of business net of cash acquired	—	(29,647)
Purchase of property and equipment	(11,781)	(8,134)
Proceeds from disposition of property and equipment	—	792
Net cash flows provided by (used in) investing activities	46,094	4,405
Cash flows from financing activities:
Proceeds from borrowings	604,000	616,455
Repayment of borrowing	(568,700)	(576,491)
Proceeds from sale of Barnes & Noble Education common stock, net of commissions and issuance costs	—	78,251
Equity issuance costs	(795)	—
Payment of deferred financing costs	(1,900)	—
Dividend payments to stockholders	(5,526)	(11,340)
Payment of finance lease principal	(379)	—
Shares withheld to cover payroll taxes	(2,164)	(2,725)
Other financing activities	(11)	(1,170)
Net cash provided by (used in) financing activities	24,525	102,980
Net increase (decrease) in cash, cash equivalents and restricted cash	45,839	(289)
Cash, cash equivalents, and restricted cash:
Beginning of period	92,273	85,521
End of period	$138,112	$85,232

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Reconciliation of cash, cash equivalents and restricted cash for Condensed Consolidated Balance Sheets:

	Nine Months Ended January 31,
	2026	2025
(In thousands)		As Restated
Cash and cash equivalents
Immersion	$119,688	$68,505
Barnes & Noble Education	10,139	9,185
	129,827	77,690
Barnes & Noble Education restricted cash reported as:
Prepaid expenses and other current assets	5,905	5,199
Other assets - noncurrent	2,380	2,343
Total restricted cash	8,285	7,542
Total cash, cash equivalents and restricted cash	$138,112	$85,232

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025, which includes restated consolidated financial statements for certain interim periods within the fiscal year ended April 30, 2025.

NOTE 1. ORGANIZATION

Description of Business

Immersion

Immersion Corporation (“Immersion”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. Unless the context otherwise requires, references in these Notes to the Condensed Consolidated Financial Statements to the “Company”, “we”, “us,” and “our” refer to Immersion and our consolidated subsidiaries.

Immersion generates license and royalty revenues from a wide range of intellectual property (“IP”) that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, mobile entertainment, console gaming, and automotive.

On June 10, 2024 (the “Closing Date”), we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education” or “BNED”). See Note 4. Business Combination for additional information. The financial results of Barnes & Noble Education have been included in our Condensed Consolidated Financial Statements since the Closing Date.

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

The noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of earnings or loss attributable to the interest in Barnes & Noble Education held by other owners. The noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of Barnes & Noble Education’s net assets attributable to the other owners, based on the portion of the interest owned by such owners. As of January 31, 2026, the noncontrolling interest was $266.6 million. At the end of each reporting period, equity related to Barnes & Noble Education that is attributable to Immersion and the other owners is rebalanced to reflect Immersion’s and the other owners’ ownership in Barnes & Noble Education.

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

Due to their non-homogeneous operations, our Condensed Consolidated Balance Sheet as of January 31, 2026 and Consolidated Balance Sheet as of April 30, 2025 and Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2026 and 2025, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities and operations of Barnes & Noble Education's business. All the assets of Barnes & Noble Education, reported on the Condensed Consolidated Balance Sheets, can be used only to settle obligations of Barnes & Noble Education. None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion Corporation.

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

Restricted Cash

At January 31, 2026 and April 30, 2025, restricted cash was comprised of $5.9 million and $17.3 million, respectively, in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets related to segregated funds for commission due to Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) for logo merchandise sales as per the Lids service provider merchandising agreement, and for both respective dates, $2.4 million in Other assets - noncurrent in the Condensed Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cost is determined primarily by the retail inventory method for Barnes & Noble Education's retail business. Textbook and trade book inventories for retail and wholesale are valued using the LIFO method. The related LIFO reserve was $6.4 million to Barnes & Noble Education’s inventory balance as of January 31, 2026 and April 30, 2025, respectively.

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

Recently Issued Accounting Pronouncements

Except for ASU 2025-07, there were no new accounting pronouncements, issued during the three months ended January 31, 2026 that are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

NOTE 3. RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS

As previously disclosed in Note 20. Restatement of Quarterly Financial Information (Unaudited) in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2025, the Company restated the unaudited quarterly Condensed Consolidated Financial Statements for the quarterly and year-to-date periods ended January 31, 2025 and October 31, 2024; calendar quarter and year-to-date ended June 30, 2024; and the one month period ended July 31, 2024 (the “restated periods”) in connection with the identification of material errors related to the accounting for digital cost of sales, leases, and other items. The quantitative impact of the restatement on the Company’s consolidated statements of operations, cash flows and stockholders’ equity for the three and nine months ended January 31, 2025 is presented in Note 20. Restatement of Quarterly Financial Information (Unaudited)in the Company’s Annual Report.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Three Months Ended January 31,		Nine Months Ended January 31,
(in thousands)	2026	2025	2026	2025
		As Restated		As Restated
REVENUES
Immersion	$3,396	$8,437	$13,028	$70,989
Barnes & Noble Education	515,092	462,825	1,447,666	1,200,011
Total revenues	518,488	471,262	1,460,694	1,271,000

COST OF SALES (excludes depreciation and amortization expense)
Barnes & Noble Education	425,579	354,496	1,174,275	923,884
OPERATING EXPENSES
Immersion
Selling and administrative expenses	2,585	5,010	9,229	22,586
Barnes & Noble Education
Selling and administrative expenses	72,546	71,498	217,633	180,544
Depreciation and amortization expense	10,676	9,951	31,560	24,627
Impairment loss	1,018	1,247	1,018	1,247
Other (income) expense	1,099	(6,178)	8,291	(1,114)
	85,339	76,518	258,502	205,304
Total operating expenses	87,924	81,528	267,731	227,890
Operating Income (Loss)
Immersion	811	3,427	3,799	48,403
Barnes & Noble Education	4,174	31,811	14,889	70,823
Operating Income (Loss)	$4,985	$35,238	$18,688	$119,226

The reconciliation between segment Operating Income (Loss) and Income (Loss) Before Income Taxes is included within our Condensed Consolidated Statements of Operations.

NOTE 6. REVENUE RECOGNITION

Immersion

Disaggregated Revenue

The following table presents the disaggregation of Immersion’s revenue for the three and nine months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
		As Restated		As Restated
Fixed fee license revenue	$734	$5,754	$2,206	$61,756
Per-unit royalty revenue	2,662	2,683	10,822	9,233
Total royalty and license revenue	$3,396	$8,437	$13,028	$70,989

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Assets

As of January 31, 2026, we had contract assets of $7.7 million included within Prepaid expenses and other current assets and $20.9 million within Other assets – noncurrent on the Condensed Consolidated Balance Sheet. As of April 30, 2025, we had contract assets of $7.8 million included within Prepaid expenses and other current assets and $27.4 million within Other assets - noncurrent on the Condensed Consolidated Balance Sheet.

Deferred Revenue

The following table presents changes in deferred revenue associated with our contract liabilities (in thousands):

	January 31, 2026	April 30, 2025
Deferred revenue beginning of the period	$8,728	$20,472
Additions to deferred revenue during the period	—	882
Reductions to deferred revenue for revenue recognized during the period	(2,206)	(12,626)
Deferred revenue balance end of the period	$6,522	$8,728

Based on contracts signed and payments received as of January 31, 2026, we expect to recognize $6.5 million in revenue under our fixed fee license agreements, which are satisfied over time, including $6.2 million over one to three years and $0.3 million over more than three years.

Barnes & Noble Education

Disaggregated Revenue

The following table presents disaggregated the revenue associated with Barnes & Noble Education’s major products and service offerings (in thousands):

	Three Months Ended January 31,		Nine Months Ended	From June 10, 2024 to
	2026	2025	January 31, 2026	January 31, 2025
		As Restated		As Restated
Course material product sales	$357,757	$304,245	$974,621	$794,397
General merchandise product sales (a)	95,136	97,313	302,546	258,062
Services and other revenue (b)	18,932	18,105	67,048	56,996
Total product and other revenue	471,825	419,663	1,344,215	1,109,455
Course materials rental income	43,267	43,162	103,451	90,556
Total revenue	$515,092	$462,825	$1,447,666	$1,200,011
a)
Logo general merchandise sales are recognized on a net basis as commission revenue in the condensed consolidated financial statements.
b)
Service and other revenue primarily relates to brand partnership marketing and other service revenues.

Deferred Revenue

Contract Assets and Contract Liabilities

Contract assets represent the sale of goods or services to a customer before Barnes & Noble Education has the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0.8 million and $0.6 million for January 31, 2026 and April 30, 2025, respectively, on the Condensed Consolidated Balance Sheets.

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

The following table presents changes in deferred revenue associated with Barnes & Noble Education's contract liabilities (in thousands):

	January 31, 2026	April 30, 2025
Deferred revenue as of the beginning of the period	$13,566	$11,044
Additions to deferred revenue during the period	172,546	173,969
Reductions to deferred revenue for revenue recognized during the period	(130,328)	(171,447)
Deferred revenue balance at the end of period	$55,784	$13,566

NOTE 7. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Immersion invests surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal. The following summarizes our investments in marketable-equity and debt securities as of January 31, 2026 and April 30, 2025 (in thousands):

Investments - current	January 31, 2026	April 30, 2025
Marketable equity securities	$48,094	$55,784
U.S. treasury securities	—	33,005
Total Investments – current	$48,094	$88,789

Investments - noncurrent	January 31, 2026	April 30, 2025
Corporate bonds	$—	$13,880
Total Investments – noncurrent	$—	$13,880

Marketable Securities

Marketable securities as of January 31, 2026 and April 30, 2025 consisted of the following (in thousands):

	January 31, 2026
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$56,975	$6,287	$(15,168)	$48,094
	$56,975	$6,287	$(15,168)	$48,094

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	April 30, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$63,677	$6,892	$(14,785)	$55,784
Marketable debt securities
U.S. treasury securities	32,674	331	—	33,005
Corporate bonds	13,802	147	(69)	13,880
Total marketable debt securities	46,476	478	(69)	46,885
	$110,153	$7,370	$(14,854)	$102,669

As of April 30, 2025, the fair value of available-for-sale debt securities in unrealized loss positions for corporate bonds were $10.6 million, with an aggregated loss of $0.1 million. There were no U.S. treasury securities with an unrealized loss position at April 30, 2025. For all available-for-sale debt securities that were in unrealized loss positions, we have determined that it is more likely than not we will hold the securities until maturity or a recovery of the cost basis. We had no credit-related impairment loss as of January 31, 2026 and April 30, 2025.

Derivative Financial Instruments

Immersion’s derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on the Company’s Condensed Consolidated Balance Sheets as of January 31, 2026 and April 30, 2025 (in thousands):

	January 31, 2026
	Cost	Unrealized (Gains) Losses	Fair Value
Derivative instruments	$8,095	$2,873	$10,968
	$8,095	$2,873	$10,968

	April 30, 2025
	Cost	Unrealized (Gains) Losses	Fair Value
Derivative instruments	$6,045	$3,709	$9,754
	$6,045	$3,709	$9,754

The following summarizes the realized and unrealized gains and losses from Immersion’s equity securities and derivative instruments and realized gains and losses from Immersion’s marketable debt securities are as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

Net unrealized gains (losses) recognized on marketable equity securities	$(4,203)	$9,028	$(988)	$8,252
Net realized gains (losses) recognized on marketable equity securities	(1,732)	2,095	(2,910)	6,037
Net unrealized gains (losses) recognized on derivative instruments	(4,252)	(3,702)	837	(2,945)
Net realized gains recognized on derivative instruments	4,053	5,070	5,677	8,532
Net realized gains (losses) recognized on marketable debt securities	130	—	(107)	1,308
Total net gains recognized in interest income and other income (loss), net	$(6,004)	$12,491	$2,509	$21,184

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

Financial instruments measured at fair value on a recurring basis as of January 31, 2026 and April 30, 2025 are classified based on the valuation technique in the table below (in thousands):

	January 31, 2026
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money Market funds (within cash and cash equivalents)	$98,842	$—	$—	$98,842
Equity securities	48,094	—	—	48,094
Total assets at fair value	$146,936	$—	$—	$146,936

Liabilities
Derivative instruments	$5,140	$5,828	$—	$10,968
Total liabilities at fair value	$5,140	$5,828	$—	$10,968

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

NOTE 8. LEASES

Immersion

For the three and nine months ended January 31, 2026 and 2025, Immersion’s leases and related activity were not material.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes additional information related to Barnes & Noble Education’s operating leases (in thousands) except for lease term and discount rate:

	Three Months Ended January 31,		Nine Months Ended	From June 10, 2024 to
	2026	2025	January 31, 2026	January 31, 2025
		As Restated		As Restated
Operating lease cost	$15,602	$16,675	$48,840	$44,212
Variable lease payments	46,762	18,719	118,653	52,928
Short-term lease cost	—	4,310	—	12,060
Total lease cost	$62,364	$39,704	$167,493	$109,200

	January 31, 2026	January 31, 2025
		As Restated
Cash paid for amounts included in the measurement of lease liabilities	$42,275	$79,155
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$37,942	$17,803
Weighted-average remaining lease term (in years)	4.5	4.6
Weighted-average discount rate	6.8%	6.3%

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recognized $69.2 million in goodwill as the result of the business combination with Barnes & Noble Education on June 10, 2024. See Note 4. Business Combination for additional information. The carrying value of goodwill was $69.2 million as of January 31, 2026 and April 30, 2025.

In accordance with ASC Topic 350 - Intangibles - Goodwill and Other, the Company did not record any goodwill impairment losses during the three and nine months ended January 31, 2026, the three months ended January 31, 2025, and the period from June 10, 2024 to January 31, 2025. Goodwill represents the future economic benefit attributable to Barnes & Noble Education’s assembled workforce, which is not individually and separately recognized as an intangible asset. As such, the carrying value of goodwill has been allocated to Barnes & Noble Education Segment and none of the goodwill has been allocated to the Immersion Segment.

Intangible Assets, net

The following is a summary of intangible assets, excluding goodwill, recorded as Intangible assets, net on the Company’s Condensed Consolidated Balance Sheets as of January 31, 2026 and April 30, 2025 (in thousands):

	January 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
Trade name	$45,000	N/A	$45,000	Indefinite
Customer relationships	50,000	(6,305)	43,695	11.4
Total	$95,000	$(6,305)	$88,695

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	April 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
Trade name	$45,000	N/A	$45,000	Indefinite
Customer relationships	50,000	(3,419)	46,581	12.2
Total	$95,000	$(3,419)	$91,581

Amortization of finite-lived intangible assets is computed using the straight-line method over their estimated useful lives. Trade name is determined to have an indefinite useful life and is not subject to amortization.

Amortization expense was $1.0 million and $2.9 million for the three and nine months ended January 31, 2026, respectively, and $1.0 million and $2.5 million for the three months ended January 31, 2025 and the period from June 10, 2024 to January 31, 2025, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company are as follows (in thousands):

Fiscal Year ended April 30,	Amount
Remainder of 2026	$962
2027	3,846
2028	3,846
2029	3,846
2030	3,846
Thereafter	27,349
Total	$43,695

NOTE 10. DEBT

The following is a summary of Barnes & Noble Education’s outstanding borrowing as of January 31, 2026 and April 30, 2025 (in thousands):

		As of
	Maturity Date	January 31, 2026	April 30, 2025
Total debt - Barnes & Noble Education credit facility	June 9, 2028	$138,400	$103,098
Balance sheet classification:
Long-term borrowings		$138,400	$103,098

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

During the nine months ended January 31, 2026, Barnes & Noble Education borrowed $604.0 million and repaid $568.7 million under the Restated ABL Facility, with $138.4 million of outstanding borrowings under the Restated ABL Facility as of January 31, 2026.

As of January 31, 2026, Barnes & Noble Education was in compliance with all debt covenants under the Restated ABL Facility.

NOTE 11. PARTICIPATION INTEREST PURCHASE AGREEMENT

In April 2025, Barnes & Noble Education entered into a Participation Interest Purchase Agreement (the “Sale Agreement”) with Jefferies Leveraged Credit Products LLC (“Jefferies”), under which Jefferies paid Barnes & Noble Education $12.6 million in exchange for a participation interest in the proceeds of a specified litigation claim. The Sale Agreement is non-recourse to Barnes & Noble Education with respect to financial risk, and Jefferies’ entitlement to payment is limited to proceeds, if any, received from the litigation.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Barnes & Noble Education has continuing contractual obligations under the Sale Agreement, including remaining the plaintiff of record, cooperating with Jefferies and its counsel, providing access to litigation-related documents, and complying with certain settlement-related provisions. These obligations are protective in nature and are intended to preserve Jefferies’ contractual rights; however, they do not require Barnes & Noble Education to repay amounts received, provide services, or otherwise create a debt obligation.

Effective May 4, 2025, the first day of Barnes & Noble Education’s fiscal year 2026, Barnes & Noble Education early adopted ASU No. 2025-07, Derivatives and Hedging (Topic 815): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. Upon adoption, the Sale Agreement no longer met the definition of a derivative under ASC 815, as the arrangement qualifies for the scope exception for litigation funding arrangements that do not create or modify debt.

Accordingly, upon adoption, the previously recognized derivative liability was reclassified to deferred income within other long-term liabilities, and the Sale Agreement is accounted for under ASC 470, Debt, as deferred income. The deferred income will be recognized in earnings when the related litigation is resolved and proceeds, if any, are distributed.

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

A summary of our equity incentive program as of January 31, 2026 is as follows (in thousands):

Common stock shares available for grant	1,669
RSUs outstanding	651
RSAs outstanding	—
PSUs outstanding	—

As of January 31, 2026, the Company did not have any outstanding stock options.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted Stock Units

The following summarizes RSU activities for the nine months ended January 31, 2026:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at April 30, 2025	1,125	$8.24	1.30
Granted	318	6.43
Released	(792)	8.51
Forfeited	—	—
Outstanding at January 31, 2026	651	$7.03	0.89

Stock-based Compensation Expense

Stock-based compensation is based on the estimated fair value of awards, net of estimated forfeitures, and recognized over the requisite service period. Estimated forfeitures are based on historical experience at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The following summarizes the Company’s stock-based compensation expense related to all of Immersion’s stock-based awards for the three and nine months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Stock options	$—	$—	$—	$—
RSUs, RSAs and PSUs	991	2,081	3,844	5,766
Total	$991	$2,081	$3,844	$5,766
Selling and administrative expenses	$991	$2,081	$3,844	$5,766
Total	$991	$2,081	$3,844	$5,766

As of January 31, 2026, there was $2.9 million of unrecognized compensation cost adjusted for estimated forfeitures related to unvested, RSUs, RSAs, and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Barnes & Noble Education

Stock-based Compensation Expense

The following summarizes the total stock-based compensation expense for options, RSAs, RSUs, and PSUs for the three and nine months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
		As Restated		As Restated
Stock options	$—	$—	$—	$—
RSUs, RSAs and PSUs	869	2,497	5,111	3,612
Total	$869	$2,497	$5,111	$3,612
Selling and administrative expenses	$869	$2,497	$5,111	$3,612
Total	$869	$2,497	$5,111	$3,612

The total unrecognized compensation cost related to unvested awards as of January 31, 2026 was $5.6 million and is expected to be recognized over a weighted-average period of 1.6 years.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13. EMPLOYEE BENEFIT PLAN

Barnes & Noble Education sponsors defined contribution plans for the benefit of substantially all of its employees. MBS Textbook Exchange, LLC (“MBS”), a subsidiary of Barnes & Noble Education, maintains a profit-sharing plan covering substantially all full-time employees of MBS. For all plans, Barnes & Noble Education is responsible to fund the employer contributions directly, if any. There was no benefit expense for these plans during the three months ended January 31, 2026 and 2025, the nine months ended January 31, 2026, and for the period from June 10, 2024 to January 31, 2025.

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

During the three and nine months ended January 31, 2026, the Company repurchased 1,700 shares of our common stock for $10 thousand at an average purchase price of $6.30 per share. As of January 31, 2026, the Company had $39.3 million available for repurchase under the December 2022 Stock Repurchase Program.

Barnes & Noble Education Stock Repurchase Program

On December 14, 2015, the Board of Directors authorized a stock repurchase program of up to $50 million in the aggregate outstanding Barnes & Noble Education’s common stock (“BNED’s Common Stock”). The stock repurchase program is carried out at the direction of Barnes & Noble Education’s management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the three and nine months ended January 31, 2026, Barnes & Noble Education did not purchase shares under the stock repurchase program. As of January 31, 2026, approximately $26.7 million remains available under the stock repurchase program.

Immersion Shareholder Rights Plan

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Immersion Dividends Declared and Dividend Payments

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
November 13, 2023	Quarterly (increased)	$0.045	January 14, 2024	January 25, 2024
March 7, 2024	Quarterly	0.045	April 12, 2024	April 19, 2024
May 8, 2024	Quarterly	0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
July 8, 2025	Quarterly	0.045	July 23, 2025	August 8, 2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026
March 27, 2026	Quarterly	0.075	April 20, 2026	May 1, 2026

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to adjust or withdraw the quarterly dividend in future periods as it reviews our capital allocation strategy from time to time.

During the nine months ended January 31, 2026 and 2025, the Company paid $5.5 million and $11.3 million in dividends each period, respectively.

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

The following table summarizes the ownership interest in Barnes & Noble Education:

	January 31, 2026
	Shares Owned	% of Ownership
Immersion	11,208,746	32.7%
Noncontrolling Interest	23,085,823	67.3%
Total BNED Common Stock outstanding	34,294,569	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to the non-controlling interest holders and were as follows:

	Nine Months Ended	From June 10, 2024 to
	January 31, 2026	January 31, 2025
		As Restated
Noncontrolling interest's weighted-average ownership percentage	67.1%	63.9%

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the effect of changes in ownership of Barnes & Noble Education on the Company’s equity for the periods presented (in thousands):

	Three Months Ended January 31,		Nine Months Ended	From June 10, 2024 to
	2026	2025	January 31, 2026	January 31, 2025
		As Restated		As Restated
Net Income (loss) attributable to Immersion stockholders	$(10,266)	$24,061	$795	$81,942
Transfers from (to) noncontrolling interest:
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, and sales of common stock	505	(1,836)	505	53,434
Total effect of changes in ownership interest on equity attributable to Immersion stockholders	$(9,761)	$22,225	$1,300	$135,376

NOTE 16. INCOME TAXES

Income tax benefit (expense) for the three and nine months ended January 31, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
		As Restated		As Restated
Income (Loss) Before Income Taxes	$(3,418)	$45,874	$16,771	$137,184
Income tax benefit (expense)	(6,715)	(2,644)	(13,738)	(17,367)
Effective tax rate	(196.5)%	5.8%	81.9%	12.7%

Income tax benefit (expense) for the three and nine months ended January 31, 2026, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate.

During the third quarter of fiscal 2026, the Company recorded approximately $15.3 million of income tax expense related to foreign withholding tax matters. This amount included approximately $9.7 million reimbursed to Samsung Electronics Co., Ltd. (“Samsung”) for withholding taxes paid by Samsung to the Korean tax authorities on royalty payments made to the Company, as well as approximately $5.6 million related to reducing the carrying amount of LG Electronics Inc. (“LGE”) long-term withholding tax deposits to zero.

The Samsung amount arose following a November 19, 2025 decision by a Korean administrative appeal authority that upheld withholding tax assessments on royalties paid to the Company. Pursuant to the terms of the applicable license agreement, the Company reimbursed Samsung in December 2025 for the withholding taxes paid.

The LGE amount arose after the Company determined during the third quarter of fiscal 2026 that it would discontinue litigation related to certain Korean withholding tax matters involving LGE. Because the recoverability of provisional deposits previously made in connection with those matters depended on successful resolution of the related proceedings, the Company concluded that the remaining carrying amount of such deposits was not recoverable and reduced the carrying amount of the related long-term deposits to zero. The related income tax expense was partially offset by reversal of the associated FIN 48 accrual.

During the third quarter of fiscal 2026, the Company also recorded a $6.6 million reduction in income tax expense for estimated additional foreign tax credits, foreign amended tax return refunds, and other business credits related to the foregoing Korean tax matters.

Accordingly, the net impact of these Korean tax matters on the Company's income tax provision for the third quarter of fiscal 2026 was an increase in income tax expense of approximately $8.7 million.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of January 31, 2026, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $10.0 million, all of the $10.0 million could be payable in cash. In addition, interest and penalties of $1.6 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $11.6 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax expense of $1.8 million on pre-tax income of $5.1 million during the nine months ended January 31, 2026, which represented an effective income tax rate of 34.9%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of January 31, 2026, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following are reconciliations of the denominators used in computing basic and diluted net income per share (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
		As Restated		As Restated
Basic
Numerator:
Net income (loss) attributable to Immersion Stockholders	$(10,266)	$24,061	$795	$81,942
Adjustment for Immersion's portion of Barnes & Noble Education's EPS to be included in the numerator for Immersion's basic EPS calculation (a)	1	(29)	1	432
Net income (loss) attributable to Immersion Stockholders, basic	$(10,265)	$24,032	$796	$82,374

Denominator:
Weighted-average shares outstanding, basic	32,939	32,294	32,797	32,159
Net income (loss) attributable to Immersion stockholders per share, basic	$(0.31)	$0.74	$0.02	$2.56

Diluted
Numerator:
Net income (loss) attributable to Immersion Stockholders	$(10,266)	$24,061	$795	$81,942
Adjustment for Immersion's portion of Barnes & Noble Education's EPS to be included in the numerator for Immersion's diluted EPS calculation (a)	1	(76)	1	385
Net income (loss) attributable to Immersion stockholders, diluted	$(10,265)	$23,985	$796	$82,327

Denominator:
Weighted-average shares outstanding, basic	32,939	32,294	32,797	32,159
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	—	761	273	800
Weighted average shares outstanding, diluted	32,939	33,055	33,070	32,959
Net income (loss) attributable to Immersion stockholders per share, diluted	$(0.31)	$0.73	$0.02	$2.50
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

For the three months ended January 31, 2026, the Company had outstanding RSU awards of 152 thousand that could potentially dilute earnings per share in the future, but these RSU awards are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive. For the nine months ended January 31, 2026 and the three and nine months ended January 31, 2025, the Company had no outstanding stock options or awards that could potentially dilute basic earnings per share in the future.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Korean Withholding Tax Assessment – Samsung License

Immersion licenses certain of its patented technologies to Samsung and its affiliates under a license agreement that provides Samsung with the right to manufacture and sell Samsung products worldwide. Under the terms of this agreement, Immersion is obligated to indemnify Samsung for any Korean withholding taxes that may be imposed on royalty payments made by Samsung to Immersion.

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

The total amount reimbursed by Immersion, including related surcharges and local withholding components, was approximately $9.7 million, based on the applicable KRW/USD exchange rate at the time of settlement. The Company recognized this amount in the Company’s Consolidated Financial Statements as an income tax charge and a corresponding cash payment for the three and nine months ended January 31, 2026.

See Note 16. Income Taxes for additional information.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the fiscal quarter ended January 31, 2026, the Company determined that it would discontinue litigation related to certain Korean withholding tax matters involving LGE. Because the recoverability of provisional deposits previously made in connection with those matters depended on successful resolution of the related proceedings, the Company concluded that the remaining carrying amount of such deposits was not recoverable. Accordingly, the Company recorded additional income tax expense of approximately $5.9 million and reduced the carrying amount of the related long-term deposits to zero. The income tax expense was partially offset by the reversal of the related FIN 48 accrual of $0.3 million.

See Note 16. Income Taxes for additional information.

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

Valve filed multiple IPRs with the PTAB challenging the validity of the patents asserted in the district court litigation. As of the date of this filing, the status of these proceedings is as follows:

•
IPR2024‑00477 and IPR2024‑00478 (filed January 19, 2024) directed to U.S. Patent Nos. 7,336,260 and 9,430,042, respectively. The Company filed its patent owner preliminary responses on April 26, 2024, and April 29, 2024, respectively. The PTAB instituted review on July 24, 2024, and July 25, 2024, respectively. The Company's patent owner responses were filed on October 15, 2024, and October 17, 2024, respectively. The Company's patent owner sur‑replies to Valve's replies were both filed on February 28, 2025. Oral arguments in both proceedings were held on April 30, 2025. On June 12, 2025, the PTAB issued final written decisions determining all challenged claims unpatentable for both IPRs, and we filed a notice of appeal in IPR2024‑00478 on August 14, 2025, with an opening Federal Circuit brief filed January 29, 2026. On April 24, 2026, Valve filed its responsive brief in appeal No. 21025-2025 before the Federal Circuit, concerning the U.S. Patent No. 9,430,042. Immersion’s reply brief is due May 15, 2026.
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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We are unable at this time to predict the ultimate outcome of the district court litigation or the related IPR proceedings, the impact of any PTAB decisions and any appeals therefrom, or to reasonably estimate the amount or range of any possible loss or recovery associated with these matters. Accordingly, we have not recorded a liability related to the Valve litigation or the associated IPRs as of January 31, 2026.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 19. SUPPLEMENTARY INFORMATION

Other (Income) Expense

During the three and nine months ended January 31, 2026, the Company recognized other expense of $1.1 million and $8.3 million, respectively, primarily related to investigation costs incurred by Barnes & Noble Education.

During the three months ended January 31, 2025, the Company recognized other income, net of $6.2 million, primarily related to income of $7.6 million related to the termination of liabilities associated with a frozen retirement benefit plan.

During the nine months ended January 31, 2025, the Company recognized other income, net of $1.1 million, primarily related to the following items incurred by Barnes & Noble Education: (i) $9.0 million related to the termination of liabilities associated with a frozen retirement benefit plan; (ii) severance and other employee termination benefit costs of $2.1 million associated with the elimination of certain positions as part of cost reduction initiatives; (iii) severance expense of $2.0 million primarily related to the resignation of the former Chief Executive Officer on June 11, 2024; (iv) legal and advisory professional fees other charges of $0.9 million related to restructuring and process improvement initiatives; and (v) expenses of $1.3 million related to the settlement of a class action lawsuit and associated legal fees.

Barnes & Noble Education recognized an increase to additional paid-in capital for the reimbursement of its former Chief Executive Officer’s severance by VitalSource, a principal stockholder, as part of the June 10, 2024 financing transactions.

NOTE 20. SUBSEQUENT EVENTS

Dividends Declared

On March 27, 2026, our Board declared a quarterly dividend in the amount of $ 0.075 per share, payable on May 1, 2026, to stockholders of record on April 20, 2026.

Settlement Agreement

Subsequent to the close of the third quarter of fiscal 2026, Barnes & Noble Education entered into a final settlement agreement dated February 4, 2026 (the “Settlement Agreement”), resolving litigation related to interchange fees in which Barnes & Noble Education had previously sold a participation interest to Jefferies pursuant to the Sale Agreement (see Note 11. Participation Interest Purchase Agreement). Pursuant to the terms of the Sale Agreement, Jefferies is entitled to all proceeds from the Settlement Agreement, and such proceeds were delivered to Jefferies in early March 2026. Because the Settlement Agreement was executed and funded after the close of the third quarter, the settlement represents a non-recognized subsequent event. The Company will recognize the related deferred income from the proceeds of the Sale Agreement in the fourth quarter of fiscal year 2026.

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

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside our control. Actual results could differ materially from those projected in the forward-looking statements, and therefore, we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026, as amended on March 13, 2026, Part I, Item 1A, “Risk Factors” in Barnes & Noble Education’s Annual Report on Form 10-K for the fiscal year ended May 3, 2025 filed with the SEC on December 23, 2025, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

The financial information presented in this Quarterly Report on Form 10-Q includes the financial information of Barnes & Noble Education for the 39 weeks ended January 31, 2026 and for the period from June 10, 2024 to January 31, 2025.

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

RESULTS OF OPERATIONS

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
(in thousands)		As Restated		As Restated
REVENUES
Immersion
Royalty and license	$3,396	$8,437	$13,028	$70,989
Barnes & Noble Education
Product and other	471,825	419,663	1,344,215	1,109,455
Rental income	43,267	43,162	103,451	90,556
	515,092	462,825	1,447,666	1,200,011
Total revenues	518,488	471,262	1,460,694	1,271,000

COST OF SALES (excludes depreciation and amortization expense)
Barnes & Noble Education
Product and other cost of sales	401,367	328,980	1,117,052	872,704
Rental cost of sales	24,212	25,516	57,223	51,180
	425,579	354,496	1,174,275	923,884
OPERATING EXPENSES
Immersion
Selling and administrative expenses	2,585	5,010	9,229	22,586
Barnes & Noble Education
Selling and administrative expenses	72,546	71,498	217,633	180,544
Depreciation and amortization expense	10,676	9,951	31,560	24,627
Impairment loss	1,018	1,247	1,018	1,247
Other (income) expense	1,099	(6,178)	8,291	(1,114)
	85,339	76,518	258,502	205,304
Total operating expenses	87,924	81,528	267,731	227,890
Operating Income (Loss)	4,985	35,238	18,688	119,226
Interest income and other income (expense), net	(4,435)	14,803	7,849	29,039
Interest expense	3,968	4,167	9,766	11,081
Income (Loss) Before Income Taxes	(3,418)	45,874	16,771	137,184
Income tax benefit (expense)	(6,715)	(2,644)	(13,738)	(17,367)
Net Income (Loss)	$(10,133)	$43,230	$3,033	$119,817

Immersion

Immersion generates license and royalty revenue from a broad portfolio of intellectual property designed to enhance users’ sense of touch when interacting with digital devices. The Company focuses on the following target application areas: mobile devices, wearables, mobile entertainment, console gaming, and automotive. The Company licenses its patented technology to customers that integrate the technology into their products to enhance functionality. These licenses allow customers to offer haptic-enabled devices, content, and other products, which they typically market under their own brand names.

As of January 31, 2026, the Company and its wholly-owned subsidiaries held more than 400 issued or pending patents worldwide. These patents cover a broad range of digital technologies and methods for incorporating touch-related technology across hardware products and components, systems software, application software, and digital content.

The following is a summary of our results of operation for the three and nine months ended January 31, 2026 and 2025 (in thousands, except for percentages):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
		As Restated				As Restated
REVENUES
Fixed fee license revenue	$734	$5,754	$(5,020)	(87)%	$2,206	$61,756	$(59,550)	(96)%
Per-unit royalty revenue	2,662	2,683	(21)	(1)%	10,822	9,233	1,589	17%
	3,396	8,437	(5,041)	(60)%	13,028	70,989	(57,961)	(82)%
Selling and administrative expenses	2,585	5,010	(2,425)	(48)%	9,229	22,586	(13,357)	(59)%
Operating Income (Loss)	$811	$3,427	$(2,616)	(76)%	$3,799	$48,403	$(44,604)	(92)%

Revenues

Immersion generates revenue primarily from fixed-fee license agreements and per-unit royalty arrangements. Royalty and license revenue includes per-unit royalties based on licensees’ usage or net sales, as well as fixed license fees for the Company’s intellectual property and software.

Fixed-fee license revenue decreased by $5.0 million for the three months ended January 31, 2026, compared with the same period in the prior year, primarily due to lower automotive license revenue. The prior-year quarter included a one-time perpetual license agreement that did not recur in the current-year quarter. For the nine months ended January 31, 2026, fixed-fee license revenue decreased by $59.6 million compared with the same period in the prior year, primarily due to four one-time perpetual license agreements in gaming, mobility, and automotive applications executed in the prior-year period, with no comparable agreements in the current-year period.

Per-unit royalty revenue was relatively flat for the three months ended January 31, 2026, compared with the same period in the prior year. For the nine months ended January 31, 2026, per-unit royalty revenue increased by $1.6 million compared with the same period in the prior year, driven by higher business levels from multiple customers in gaming, mobility, and other applications, as well as contributions from three new customers in other applications, partially offset by lower year-over-year royalty-generating activity from multiple other customers.

For the three months ended January 31, 2026, revenue generated in Asia, North America, and Europe represented 75%, 22%, and 3% of total revenue, respectively, compared with 31%, 9%, and 60%, respectively, in the prior-year period. For the nine months ended January 31, 2026, revenue generated in Asia, North America, and Europe represented 74%, 24%, and 2% of total revenue, respectively, compared with 88%, 4%, and 8%, respectively, in the prior-year period. Revenue may vary significantly from period to period based on the timing of agreements and the geographic location of the contracting entity.

Operating Expenses

The following is a summary of operating expenses for the three and nine months ended January 31, 2026 and 2025 (in thousands, except for percentages):

	Three Months Ended January 31,		$	%	Nine Months Ended January 31,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
		As Restated				As Restated
Selling and administrative expense	$2,585	$5,010	$(2,425)	(48)%	$9,229	$22,586	$(13,357)	(59)%

Selling and administrative expenses primarily consist of employee compensation and benefits (including stock‑based compensation), legal and other professional fees, external patent related legal costs, office expenses, travel, and facilities costs.

For the three months ended January 31, 2026, selling and administrative expenses decreased by $2.4 million compared with the same prior year period primarily due to lower stock-based and variable compensation.

For the nine months ended January 31, 2026, selling and administrative expenses decreased by $13.4 million compared with the same prior year period due to a $6.5 million decrease in stock-based and variable compensation, and a decrease of $5.9 million in legal costs associated with the settlement of patent litigation in the prior year.

Barnes & Noble Education

Description of Business

Barnes & Noble Education is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Barnes & Noble Education is also one of the largest textbook wholesalers, and inventory management hardware and software providers. Barnes & Noble Education operates 1,120 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.

The strengths of Barnes & Noble Education’s business include the ability to compete by developing new products and solutions to meet market needs, the large operating footprint with direct access to students and faculty, the well-established, deep relationships with academic partners and stable long-term contracts and the well-recognized brands. Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers the BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. These programs have allowed Barnes & Noble Education to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of the future results. Barnes & Noble Education is moving quickly to accelerate the BNC First Day® programs strategy. Institutions continued to adopt BNC First Day® programs during the first three quarters of fiscal 2026.

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

Seasonality

Barnes & Noble Education’s business is highly seasonal, particularly with respect to textbook sales and rentals, with the major portion of sales and operating profit realized during the second and third fiscal quarters when college students generally purchase and rent textbooks for the upcoming semesters and lowest in the first and fourth fiscal quarters. Barnes & Noble Education’s quarterly results also may fluctuate depending on the timing of the start of the various schools’ semesters, as well as shifts in Barnes & Noble Education’s fiscal calendar dates. During the current fiscal year, Barnes & Noble Education experienced a modest increase in the number of academic start periods occurring in the 13 and 39 weeks ended January 31, 2026, compared to the prior year, primarily due to differences in the fiscal calendar week alignment year over year.

Product sales are recognized when the customer takes physical possession of the products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of the products by the customers for products ordered through Barnes & Noble Education’s websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon delivery of the digital content as product revenue in the condensed consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in the condensed consolidated financial statements. Rental revenue and margin dollars deferral from third fiscal quarter is higher compared to prior year due to the growth of the BNC First Day® programs. Depending on the product mix offered under the BNC First Day® offerings, revenue recognized is consistent with the policies for product, digital and rental sales, net of an anticipated opt-out or return provision.

BNC First Day® Affordable Access Course Material Programs

Given the growth of the BNC First Day® affordable access course material programs, the timing of cash collection from the school partners may shift to periods subsequent to when the revenue is recognized. When a school adopts the BNC First Day® affordable access course material offerings, cash collection from the school generally occurs after the institution's drop/add dates, which is later in the working capital cycle, particularly in the third quarter given the timing of the Spring Term and our quarterly reporting period, as compared to direct-to-student point-of-sale transactions where cash is generally collected during the point-of-sale transaction or within a few days from the credit card processor. As a higher percentage of the sales shift to BNC First Day® affordable access course material program offerings, Barnes & Noble Education is focused on efforts to better align the timing of the cash outflows to course material vendors and cash inflows from collections from schools. As the concentration of digital product sales increases, revenue will be recognized earlier during the academic term as digital textbook revenue is recognized when the digital content is made available to the customer compared to: (i) the rental of physical textbooks where revenue is recognized over the rental period; and (ii) a la carte courseware sales where revenue is recognized when the customer takes physical possession of Barnes & Noble Education’s products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of products by the customers for products ordered through Barnes & Noble Education’s websites and virtual bookstores.

The following is a summary of Barnes & Noble Education’s results of operations for the three months ended January 31, 2026 and 2025, the nine months ended January 31, 2026, and for the period from June 10, 2024 to January 31, 2025 (in thousands):

	Three Months Ended January 31,		$	%
	2026	2025	Change	Change
		As Restated
REVENUES
Product and other	$471,825	$419,663	$52,162	12%
Rental income	43,267	43,162	105	0%
Total revenue	515,092	462,825	52,267	11%
COST OF SALES (excluding depreciation and amortization expense)
Product and other cost of sales	401,367	328,980	72,387	22%
Rental cost of sales	24,212	25,516	(1,304)	-5%
Total cost of sales	425,579	354,496	71,083	20%
OPERATING EXPENSES
Selling and administrative expenses	72,546	71,498	1,048	1%
Depreciation and amortization expense	10,676	9,951	725	7%
Impairment loss	1,018	1,247	(229)	-18%
Other (income) expense	1,099	(6,178)	7,277	-118%
Total operating expenses	85,339	76,518	8,821	12%
Operating Income (Loss)	$4,174	$31,811	$(27,637)	-87%

	Nine Months Ended	From June 10, 2024 to	$	%
	January 31, 2026	January 31, 2025	Change	Change
		As Restated
REVENUES
Product and other	$1,344,215	$1,109,455	$234,760	21%
Rental income	103,451	90,556	12,895	14%
Total revenue	1,447,666	1,200,011	247,655	21%
COST OF SALES (excluding depreciation and amortization expense)
Product and other cost of sales	1,117,052	872,704	244,348	28%
Rental cost of sales	57,223	51,180	6,043	12%
Total cost of sales	1,174,275	923,884	250,391	27%
OPERATING EXPENSES
Selling and administrative expenses	217,633	180,544	37,089	21%
Depreciation and amortization expense	31,560	24,627	6,933	28%
Impairment loss	1,018	1,247	(229)	-18%
Other (income) expense	8,291	(1,114)	9,405	-844%
Total operating expenses	258,502	205,304	53,198	26%
Operating Income (Loss)	$14,889	$70,823	$(55,934)	-79%

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

Total revenue was $515.1 million for the three months ended January 31, 2026, consisting of $471.8 million of product and other sales and $43.3 million of rental sales. Total revenue for the comparable prior year period was $462.8 million, including $419.7 million of product and other sales and $43.1 million of rental sales. The $52.3 million increase in revenue is primarily due to higher comparable store sales of $41.2 million and new store sales of $35.2 million, largely driven by a $71.3 million increase from BNC First Day programs, partially offset by lower sales from closed stores of $16.2 million and lower textbook rental deferral of $9.4 million.

Total revenue was $1,447.7 million for the nine months ended January 31, 2026, consisting of $1,344.2 million of product and other sales and $103.5 million of rental sales. For the period from June 10, 2024 to January 31, 2025, total revenue was $1,200.0 million, including $1,109.5 million of product and other sales and $90.6 million of rental sales. The $247.7 million increase in revenue is partially due to the prior year period being 40 days shorter, which reduced revenue by approximately $118.0 million on a linear basis in the first quarter of the prior year. The remaining increase was primarily due to higher comparable store sales of $92.3 million and new store sales of $82.0 million, largely driven by a $163.0 million increase from BNC First Day programs and, partially offset by lower sales from closed stores of $46.7 million.

Cost of sales

Barnes & Noble Education cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to its college and university contracts and other facility related expenses.

Cost of sales was 82.6% of total revenue for the three months ended January 31, 2026, compared to 76.6% for the three months ended January 31, 2025. The current year quarter net cost increase was primarily due to reduced higher margin logo and non-logo general merchandise sales and higher markdowns related to closed stores, partially offset by lower contract costs as a percentage of sales related to university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed.

Cost of sales was 81.1% of total revenue for the nine months ended January 31, 2026, compared to 77.0% for the period from June 10, 2024 to January 31, 2025. Product and other cost of sales increased in the current year period primarily due to a decrease in higher margin logo and non-logo general merchandise sales, offset by lower contract costs as a percentage of sales related to Barnes & Noble Education’s university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed.

Selling and administrative expenses

Barnes & Noble Education selling and administrative expenses primarily consist of employee payroll and store operating expenses. These expenses also include long-term incentive compensation and general office costs such as merchandising, procurement, field support, and finance and accounting.

Selling and administrative expenses were $72.5 million for the three months ended January 31, 2026, an increase of $1.0 million compared to the three months ended January 31, 2025. This increase was primarily due to higher payroll, incentive plan costs, and related operating expenses.

For the nine months ended January 31, 2026, selling and administrative expenses were $217.6 million, an increase of $37.1 million compared to $180.5 million for the period from June 10, 2024 to January 31, 2025. One factor contributing to the year-over-year increase is that the period from June 10, 2024 to January 31, 2025 was 40 days shorter, resulting in approximately $30.0 million lower expenses on a linear basis in the first quarter of the prior year. The remaining increase is primarily due to a $3.1 million increase in payroll and related operating costs, and a $3.1 million increase in incentive plan expense attributable to higher payroll, incentive plan costs, and related operating expenses.

Depreciation and amortization expense

Barnes & Noble Education depreciation and amortization expense consists primarily of depreciation of property and equipment and amortization of intangible assets.

Depreciation and amortization expense was $10.7 million for the three months ended January 31, 2026, an increase of $0.7 million compared to the three months ended January 31, 2025, driven mainly by capital additions and accelerated intangible amortization related to closed stores.

Depreciation and amortization expense was $31.6 million for the nine months ended January 31, 2026, an increase of $7.0 million compared to $24.6 million for the period from June 10, 2024 to January 31, 2025. One factor contributing to the increase is that the period from June 10, 2024 to January 31, 2025 was 40 days shorter, resulting in approximately $5.9 million of lower depreciation and amortization expense calculated on a linear basis in the first quarter of the prior year. The remaining net increase is primarily due to capital additions and accelerated intangible amortization related to closed stores.

Impairment loss

Barnes & Noble Education reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets.

During the three months and nine months ended January 31, 2026, Barnes & Noble Education evaluated certain store-level long-lived assets for impairment. Based on the results of the impairment tests, Barnes & Noble Education recognized an impairment loss of $1.0 million (both pre-tax and after-tax), comprised of $0.4 million, $0.2 million, and $0.4 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the condensed consolidated statement of operations.

During the three months and nine months ended January 31, 2025, Barnes & Noble Education evaluated certain store-level long-lived assets for impairment. Based on the results of the impairment tests, Barnes & Noble Education recognized an impairment loss of $1.2 million (both pre-tax and after-tax), comprised of 0.2 million, $0.2 million, and $0.8 million of property and equipment, operating lease right-of-use assets, and amortizable intangibles, respectively, on the condensed consolidated statement of operations.

Other (income) expense

During the three and nine months ended January 31, 2026, the Company recognized other expense of $1.1 million and $8.3 million, respectively, primarily related to investigation costs incurred by Barnes & Noble Education.

During the three months ended January 31, 2025, the Company recognized other income, net of $6.2 million, primarily related to income of $7.6 million related to the termination of liabilities associated with a frozen retirement benefit plan.

During the nine months ended January 31, 2025, the Company recognized other income, net of $1.1 million, primarily related to the following items incurred by Barnes & Noble Education: (i) $9.0 million related to the termination of liabilities associated with a frozen retirement benefit plan; (ii) severance and other employee termination benefit costs of $2.1 million associated with the elimination of certain positions as part of cost reduction initiatives; (iii) severance expense of $2.0 million primarily related to the resignation of the former Chief Executive Officer on June 11, 2024; (iv) legal and advisory professional fees other charges of $0.9 million related to restructuring and process improvement initiatives; and (v) expenses of $1.3 million related to the settlement of a class action lawsuit and associated legal fees.

Interest income and other income (expense), net; Interest expense; and Income tax benefit (expense)

A summary of consolidated interest income and other income (expense), net, interest expense, and income taxes for the three and nine months ended January 31, 2026 and 2025 are as follows (in thousands, except for percentages):

	Three Months Ended January 31,				Nine Months Ended January 31,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
		As Restated				As Restated
Operating Income (Loss)	$4,985	$35,238	$(30,253)	(86)%	$18,688	$119,226	$(100,538)	(84)%
Interest income and other income (expense), net	(4,435)	14,803	(19,238)	(130)%	7,849	29,039	(21,190)	(73)%
Interest expense	3,968	4,167	(199)	(5)%	9,766	11,081	(1,315)	(12)%
Income (Loss) Before Income Taxes	(3,418)	45,874	(49,292)	(107)%	16,771	137,184	(120,413)	(88)%
Income tax benefit (expense)	(6,715)	(2,644)	(4,071)	154%	(13,738)	(17,367)	3,629	(21)%
Net Income (Loss)	$(10,133)	$43,230	$(53,363)	(123)%	$3,033	$119,817	$(116,784)	(97)%

Interest income and other income (expense)

Interest income and other income (expense), net consists primarily of interest and dividend income earned on cash and cash equivalents and marketable debt and equity securities; realized and unrealized gains and losses on marketable equity securities and derivative instruments; and realized gains and losses on marketable debt securities.

Interest income and other income (expense), net decreased by $19.2 million for the three months ended January 31, 2026, compared with the corresponding period in the prior year. This decrease was driven primarily by an $18.5 million unfavorable period-over-period change in realized and unrealized gains and losses on marketable equity securities and derivative instruments, from a $12.5 million net gain in the prior-year quarter to a $6.0 million net loss in the current quarter. The decrease was also attributable to $0.9 million of lower interest income, primarily due to lower invested balances in fixed-income securities and lower interest rates.

Interest income and other income (expense), net decreased by $21.2 million for the nine months ended January 31, 2026, compared with the corresponding period in the prior year. This decrease was driven primarily by a $19.2 million unfavorable period-over-period change in realized and unrealized gains and losses on marketable equity securities and derivative instruments, from a $29.0 million net gain in the prior-year period to a $9.8 million net gain in the current period. The decrease was also attributable to $1.3 million of lower interest income, primarily due to lower invested balances in fixed-income securities and lower interest rates.

Interest expense

Net interest expense decreased by $0.2 million to $4.0 million during the three months ended January 31, 2026, from $4.2 million during the three months ended January 25, 2025. The decrease was primarily due to lower borrowings and lower interest rates. Interest expense for the three and nine months ended January 31, 2026 included $0.3 million and $1.0 million, respectively, of waiver fees incurred in connection with the Investigation.

Net interest expense decreased by $1.3 million to $9.8 million during the nine months ended January 31, 2026, from $11.1 million during the nine months ended January 31, 2025. The decrease was primarily due to lower borrowings and lower interest rates.

Income tax benefit (expense)

Immersion

Income tax benefit (expense) for the three months ended January 31, 2026, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We maintain no valuation allowance against our U.S. federal deferred tax assets and maintain valuation allowance against certain U.S. state and Canadian federal deferred tax assets. The estimated effective tax rate was mainly driven by higher U.S. taxable income which was a result of higher U.S. passive income.

The year-over-year change in Income tax benefit (expense) resulted primarily from the change in income from continuing operations across various tax jurisdictions and the resolution of foreign withholding tax matters.

In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. As of January 31, 2026, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $10.0 million, all of the $10.0 million could be payable in cash. In addition, interest and penalties of $1.6 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $11.6 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax expense of $1.8 million on pre-tax income of $5.1 million during the nine months ended January 31, 2026, which represented an effective income tax rate of 34.9%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of January 31, 2026, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents, investments – current, and investments – noncurrent consist primarily of money-market funds, investments in marketable equity and debt securities, and investments in U.S. treasury securities. All marketable securities are stated at fair value. Realized gains and losses on marketable equity securities and marketable debt securities are recorded in Interest income and other income (expense), net on the Condensed Consolidated Statements of Operations. Unrealized gains and losses on marketable equity securities are reported as Interest income and other income (expense), net on our Condensed Consolidated Statement of Operations. Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets.

Cash, cash equivalents, and investments – current

As of January 31, 2026, our cash, cash equivalents, and investments – current totaled $177.9 million, a $16.5 million increase from $161.4 million on April 30, 2025. As of January 31, 2026, approximately 4% or $7.0 million, was held by foreign subsidiaries and may be subject to repatriation tax effects. In addition, as of January 31, 2026 and April 30, 2025, we had restricted cash of $8.3 million and $19.7 million, respectively.

The following is select cash flow information for the nine months ended January 31, 2026 and 2025 (in thousands):

	Nine Months Ended January 31,
	2026	2025
		As Restated
Net cash provided by (used in) operating activities	$(24,780)	$(107,674)
Net cash provided by (used in) investing activities	46,094	4,405
Net cash provided by (used in) financing activities	24,525	102,980

Cash provided by (used in) operating activities

Our operating activities primarily consist of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, deferred income taxes, net (gains) losses on investments in marketable securities, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $24.8 million for the nine months ended January 31, 2026, an increase of $82.9 million compared to the nine months ended January 31, 2025. The increase was primarily driven by higher accounts payable and accrued liabilities and lower other assets partially offset by lower net income and higher accounts receivables and inventories.

Cash provided by (used in) investing activities

Investing activities primarily include purchases and sales of marketable securities and other investments, proceeds from and settlements of derivative instruments, and purchases of property and equipment.

Net cash provided by investing activities was $46.1 million for the nine months ended January 31, 2026, an increase of $41.7 million compared to the nine months ended January 31, 2025. The increase was primarily driven by the absence of business acquisitions in the current period and lower purchases of marketable and other investments, partially offset by lower proceeds from sales or maturities of marketable securities and other investments.

Cash provided by (used in) financing activities

Financing activities primarily include dividend payments, borrowings and repayments under our credit facility, and repurchases of our common stock.

Net cash provided by financing activities was $24.5 million for the nine months ended January 31, 2026, a decrease of $78.5 million compared to the nine months ended January 31, 2025. The decrease was primarily driven by no proceeds from the sale of Barnes & Noble Education common stock in the current period compared to $78.3 million of net proceeds in the prior year period.

Immersion Dividends Declared and Dividend Payments

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
May 8, 2024	Quarterly	$0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
July 8, 2025	Quarterly	0.045	July 23, 2025	August 8,2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026
March 27, 2026	Quarterly	0.075	April 20, 2026	May 1, 2026

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

During the three and nine months ended January 31, 2026, the Company repurchased 1,700 shares of our common stock for $10 thousand at an average purchase price of $6.30 per share. As of January 31, 2026, the Company had $39.3 million available for repurchase under the December 2022 Stock Repurchase Program.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level as of January 31, 2026 due to the material weaknesses in internal control over financial reporting related to Barnes & Noble Education’s control environment, risk assessment, information and communication, monitoring, and multiple control activities and a material weakness in our internal control over financial reporting related to our business combination and consolidation accounting as previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, and continue to exist as of January 31, 2026.

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

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, management has not identified any changes in the Company’s internal control over financial reporting that occurred during the three months ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three and nine months ended January 31, 2026, the Company repurchased 1,700 shares of our common stock for $10 thousand at an average purchase price of $6.30 per share. As of January 31, 2026, the Company had $39.3 million available for repurchase under the December 2022 Stock Repurchase Program.

The following is a summary of the share repurchase activity for the three months ended January 31, 2026:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
November 1 to November 30, 2025	1,700	$6.30	1,700	$39,349,000
December 1 to December 31, 2025	—	—	—	—
January 1 to January 31, 2026	—	—	—	—
(1)
The amounts represent the amount available to repurchase shares under the December 2022 Stock Repurchase Program. Our stock repurchase program does not obligate it to acquire any specific number of shares.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

Exhibit Number		Exhibit Description	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1		Amended and Restated Bylaws of Immersion Corporation, effective as of August 12, 2022	8-K	000-38334	3.1	August 15, 2022
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
3.5		Certificate of Designation of Series C Junior Participating Preferred Stock of Immersion Corporation	8-K/A	000-27969	3.1	December 8, 2025
4.1		Rights Agreement, dated November 7, 2025, between Immersion Corporation and Computershare Trust Company, N.A., as Rights Agent, which includes the Summary of Rights to Purchase Series C Junior Participating Preferred Stock as Exhibit B, and Form of Rights Certificate as Exhibit C	8-K/A	000-27969	4.1	December 8, 2025
31.1	*	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	+	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	+	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Report Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 1, 2026

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)