Form 10-K
period 2026-04-30
IMMERSION CORP
filed 2026-07-24
CIK 1058811

-m

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2026 or

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on October 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $166,012,564 (based on the closing sales price of the registrant’s common stock on that date). On July 15, 2026, there were 33,191,901 shares of the Company’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors and executive officers, and Delinquent Section 16(a) Reports (if any)), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference portions of the Registrant’s definitive Proxy Statement for the Fiscal Year 2026 Annual Meeting of Stockholders.

IMMERSION CORPORATION

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “target,” “project,” “forecast,” “seek,” “may,” “should,” “could,” “would,” or other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include among other things, any expectations, projections, or other characterizations of future events, or circumstances, and include, but are not limited to, statements regarding: (i) our strategy and our ability to execute our business plan; (ii) our competition and the market in which we operate; (iii) our customers and suppliers; (iv) our revenue and trends related thereto, and the recognition and components thereof; (v) our costs and expenses, including our investment of surplus funds and sales of marketable debt securities; (vi) seasonality and demand; (vii) our investment in research and technology development; (viii) changes to general and administrative expenses; (ix) our foreign operations and the reinvestment of our earnings related thereto; (x) our investment in and protection of our intellectual property (“IP”); (xi) our employees; (xii) the sufficiency of our capital resources; (xiii) unrecognized tax benefit and tax liabilities; (xiv) the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; (xv) changes in laws and regulations, including with respect to taxes; (xvi) our plans and estimates related to and the impact of current and future litigation and arbitration; (xvii) our leases and subleases including the timing and income related thereto; (xviii) our ability to establish and maintain proper and effective internal controls; (xix) our ability to maintain compliance with SEC reporting requirements and Nasdaq continued listing rules; and (xx) our dividend, stock-repurchase, and equity-distribution programs.

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

We have adopted a business model under which we offer licenses that allow our customers to integrate Immersion’s patented technology into their products. Our licenses enable our customers to deploy haptically enabled devices, content, and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold just under 300 issued or pending patents worldwide as of April 30, 2026. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content. We believe that our IP is relevant to many of the most important and cutting-edge ways in which haptic technology is and can be deployed, including in connection with mobile interfaces and user interactions, in association with pressure and other sensing technologies, as part of video and interactive content offerings, as related to virtual and augmented reality experiences, and in connection with advanced actuation technologies and techniques.

Barnes & Noble Education is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Barnes & Noble Education is also one of the largest textbook wholesalers and inventory management hardware and software providers. Barnes & Noble Education operates 1,116 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.

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

In connection with the closing of the Transactions, Barnes & Noble Education appointed Eric Singer, William C. Martin, Emily S. Hoffman, and Elias Nader to serve as members of the board of directors of Barnes & Noble Education (the “Barnes & Noble Education Board”) following the Closing Date. Currently, Messrs. Singer and Martin and Ms. Hoffman are members of the Barnes & Noble Education Board.

As part of the Transactions, Immersion acquired 42% of all outstanding shares of BNED Common Stock and control of Barnes & Noble Education through the five Immersion-appointed board seats. Currently, four of the seven members of the Barnes & Noble Education Board are Immersion appointees. The total consideration transferred was approximately $50.1 million, consisting of $52.2 million in cash consideration paid to Barnes & Noble Education less $2.1 million in transaction costs incurred by Immersion but reimbursed by Barnes & Noble Education. For the fiscal year ended April 30, 2025, Immersion incurred costs related to this acquisition of $1.2 million, inclusive of the expenses reimbursed by Barnes & Noble Education, that were expensed as incurred and recorded in general and administrative expenses in the accompanying consolidated statement of operations. The acquisition aims to expand Immersion's offerings, increase its customer reach, and diversify into the education sector.

Reporting Periods

The Company’s fiscal year begins on May 1 and ends on April 30. Therefore, the financial results of the current fiscal year may not be comparable to prior fiscal years. References throughout this Annual Report on Form 10-K to Immersion’s Fiscal 2026 refer to the fiscal year ended April 30, 2026.

Barnes & Noble Education’s fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. The financial information presented in this Annual Report on Form 10-K includes the financial information of Barnes & Noble Education for the fiscal year ended May 2, 2026 and for the period from June 10, 2024 to May 3, 2025.

Immersion Segment

Immersion has adopted a business model under which we offer licenses to our patented technology to our customers and offer our customers enabling software, related tools and technical assistance designed to integrate our patented technology into our customers’ products or enhance the functionality of our patented technology. Our licenses enable our customers to deploy haptically enabled devices, content and other offerings, which they typically sell under their own brand names. We and our wholly-owned subsidiaries hold just under 300 issued or pending patents worldwide at April 30, 2026. Our patents cover a wide range of digital technologies and ways in which touch-related technology can be incorporated into and between hardware products and components, systems software, application software, and digital content.

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

Patent Licenses

Over nearly 30 years, we have assembled and maintained a far-reaching and deep portfolio of patents covering many of the foundational aspects and commercial applications of haptic technology. We have implemented formal policies and procedures governing how we protect and maintain our IP assets, and we invest resources judiciously and in a cost-efficient manner in our patent portfolio with the goal of improving return on investment for our stockholders. We continue to efficiently manage our patent prosecution and maintenance costs. Our portfolio includes just under 300 worldwide issued or pending patents at April 30, 2026, which supports our licensing activities, protects our business interests, and represents an important revenue channel for us.

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

Immersion Segment revenue generated from OEMs and integrated circuit customers in the mobile communications market represented 28% and 64% of our total Royalty and license revenue for the fiscal years ended April 30, 2026 and 2025, respectively.

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

Immersion Segment revenue generated from customers in the gaming and VR market represented 45% and 24% of our total Royalty and license revenue for the fiscal years ended April 30, 2026 and 2025, respectively.

Automotive. We offer patent licenses to automotive makers and suppliers. Our current licensees include ALPS Alpine, Continental, Preh, Nissha Co. Ltd., Mobase Electronics (formerly Seoyon Electronics), Tokai Rika, and Vishay Intertechnology.

Immersion Segment revenue generated from automotive customers, as a percentage of our total Royalty and license revenue for the fiscal years ended April 30, 2026 and 2025, represented 15% and 10%, respectively.

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

Intellectual Property

Protection of our IP portfolio is crucial to our business. We rely on a combination of patents, copyrights, trade secrets, trademarks, nondisclosure agreements with employees and third parties, licensing arrangements, and other contractual agreements with third parties to protect our IP. We maintain and support an active program to protect our IP, primarily through the defense of issued patents against infringement. Parties who license our IP make an investment in our technology, and that investment gets devalued when unlicensed parties use our IP. Litigation against unlicensed third parties is a last step after all other avenues for resolution have been exhausted. If unlicensed parties continue to ship products that use our IP without fairly remunerating us, litigation may be a proper step to protect our IP and assets, as well as protecting the investments of our existing licensees. As haptics gain wider acceptance in the market, the likelihood of unlicensed use of our IP increases. This could result in ongoing dispute resolution and litigation efforts, as we seek to protect the investment that we and our valid licensees have made in our technology.

As of April 30, 2026, Immersion and our wholly owned subsidiaries had just under 300 currently issued or pending patents worldwide that cover various aspects of our technologies. The duration of our issued patents is determined by the laws of the country of issuance and is typically 20 years from the effective date of filing of the patent application resulting in the patent.

Our success, in part, depends on ensuring that our patents and other intellectual property continue to be relevant in our core markets in a manner that aligns with our business strategy while efficiently managing our costs.

Barnes & Noble Education Segment

Barnes & Noble Education is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Barnes & Noble Education is also one of the largest textbook wholesalers and inventory management hardware and software providers. As of April 30, 2026, Barnes & Noble Education operated 1,116 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.

Business and Strategy

The strengths of Barnes & Noble Education’s business include its ability to compete by developing new products and solutions to meet market needs, its large operating footprint with direct access to students and faculty, its well-established, deep relationships with academic partners and stable, long-term contracts and its well-recognized brands. Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers its BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. These programs have allowed Barnes & Noble Education to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of Barnes & Noble Education’s future results. Many institutions adopted First Day Complete in Fiscal 2026, and Barnes & Noble Education plans to continue to scale the number of schools adopting First Day Complete in Fiscal 2027 and beyond.

Barnes & Noble Education expects to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand its e-commerce capabilities and accelerate such capabilities through its service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”, and together with Fanatics, referred to herein as the “F/L Relationship”), win new accounts, and expand Barnes & Noble Education’s revenue opportunities through strategic relationships. Barnes & Noble Education expects gross comparable store general merchandise sales to increase over the long term, as Barnes & Noble Education’s product assortments continue to emphasize and reflect changing consumer trends, and Barnes & Noble Education evolves its presentation concepts and merchandising of products in stores and online, which Barnes & Noble Education expects to be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting on its behalf as Barnes & Noble Education’s service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of Barnes & Noble Education’s logo general merchandise business.

The Barnes & Noble Education brand (licensed from its former parent) along with Barnes & Noble Education’s subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing, and are widely recognized and respected brands in the United States. Barnes & Noble Education’s large college footprint, reputation, and credibility in the marketplace not only support its marketing efforts to universities, students, and faculty, but are also important to its relationship with leading publishers who rely on Barnes & Noble Education as one of their primary distribution channels.

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

Offering course materials through Barnes & Noble Education’s BNC First Day® affordable access course material programs, First Day Complete and First Day, is an important strategic initiative of Barnes & Noble Education to meet the market demands of reduced pricing for students, as well as the opportunity to improve student outcomes, while, at the same time, increasing Barnes & Noble Education’s market share, revenue, and relative gross profits of course material sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales. These affordable access course material programs have allowed Barnes & Noble Education to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted. Barnes & Noble Education is moving quickly to accelerate its First Day Complete strategy. Many institutions adopted First Day Complete in Fiscal 2026, and Barnes & Noble Education plans to continue to scale the number of schools adopting First Day Complete in Fiscal 2027 and beyond.

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

Contracts

Physical and Custom Campus Bookstore Solutions

As of April 30, 2026, Barnes & Noble Education operated 647 physical campus bookstores. Barnes & Noble Education’s physical bookstores are typically operated under management agreements with the college or university to be the official college or university bookstore and the exclusive seller of course materials and supplies, including physical and digital products sold in-store, online, or through learning management systems. Barnes & Noble Education pays the school a percentage of sales for the right to be the official college or university bookstore and the use of the premises; less than 38% of Barnes & Noble Education’s agreements have a minimum guaranteed amount to be paid to Barnes & Noble Education’s partners. In addition, Barnes & Noble Education has the non-exclusive right to sell all items typically sold in a college bookstore both in-store and online. Barnes & Noble Education also has the ability to integrate the store’s systems with the colleges and university’s systems in order to accept student financial aid, university debit cards and other forms of payment. Barnes & Noble Education’s decentralized management structure empowers local teams to make decisions based on the local campus needs and fosters collaborative working relationships with Barnes & Noble Education partners.

For those on-campus stores with a limited store footprint, Barnes & Noble Education also offers solutions for institutions to provide general merchandise products at the physical on-campus store, with course materials offered virtually and fulfilled direct-to-student (either to an individual address or a central campus pick-up point).

The physical bookstore management contracts with colleges and universities typically include five-year terms with renewal options and are typically cancellable by either party without penalty upon advance notice ranging from 90 to 180 days depending on the contract. Barnes & Noble Education’s campus bookstores have an average relationship tenure of 17 years. From fiscal year 2022 through fiscal year 2026, approximately 77% of these contracts were renewed or extended, often before their termination dates.

Virtual Campus Bookstore Solutions

As of April 30, 2026, Barnes & Noble Education operated 469 virtual campus bookstores. Barnes & Noble Education’s virtual bookstores generally operate under a contract as the institution’s official source of course materials with exclusive rights to book lists and access to online programs that link course materials to the courses offered by the school. Barnes & Noble Education’s virtual-only solutions typically ship course materials directly to students but also have the ability to offer ship-to-campus options.

Virtual bookstore agreements typically have terms between three and five years, with automatic renewal periods. For the past three years, Barnes & Noble Education has retained approximately 89% of its contracts annually, with the majority of the contracts automatically renewed as per the contract terms or renewed before their expiration dates. Barnes & Noble Education pays the school a percentage of sales for the right to be the official college or university bookstore.

Customers and Distribution Network

As of April 30, 2026, Barnes & Noble Education operated 647 physical college and university bookstore locations and 469 virtual bookstores (286 K-12 virtual stores or 61% and 183 Higher Education virtual stores or 39%) located in the United States, in 50 states and the District of Columbia. Barnes & Noble Education’s sales team is organized by specific territory and can offer all solutions (physical, virtual, or custom store solutions) to public, state, private, community college, trade, and technical, for-profit, online education institutions, within their respective territories.

Product and Service Offerings

Barnes & Noble Education offers a broad suite of affordable course materials, including new and used print textbooks (which are available for sale or rent), digital textbooks and publisher-hosted digital courseware, at its physical and virtual bookstores. Barnes & Noble Education offers a robust used textbook selection, unique guaranteed buyback program, dynamic pricing, and marketplace offerings.

Barnes & Noble Education’s physical and virtual bookstores provide a comprehensive e-commerce experience and a broad suite of affordable course materials. Additionally, Barnes & Noble Education’s physical campus stores are social and academic hubs through which students can access affordable course materials, along with emblematic apparel and gifts, trade books, technology, school supplies, café offerings, convenience food and beverages, and graduation products, and other general merchandise. The majority of physical campus stores also have school-branded e-commerce sites which Barnes & Noble Education operates independently or along with its merchant service providers, and which offer the same products as the on campus stores plus additional items.

Product and service offerings include:

•
Course Material Sales and Rentals. Sales and rentals of course materials are a core revenue driver, and Barnes & Noble

Education’s faculty and student platforms operate as a seamless extension of its partner schools’ registration, student information and learning management systems. Students can purchase course materials, including new and used print (available for sale or rent), eTextbooks, and publisher digital courseware platforms. Barnes & Noble Education works directly with faculty to ensure the course materials they have chosen for their courses are available in all required formats before the start of classes. Barnes & Noble Education’s wholesale distribution channel enables it to optimize textbook sourcing, so they are able to more efficiently source and distribute a comprehensive inventory of affordable course materials to customers.
•
Affordable Access Course Material. As discussed above, Barnes & Noble Education offers its BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. Barnes & Noble Education has contracted with VitalSource Technologies, Inc. (“VitalSource”), a global leader in building, enhancing and delivering digital content, to use its technology to support and enable Barnes & Noble Education’s BNC First Day®affordable access platform, for digitally formatted courseware, from all major publishers, including Cengage Learning, McGraw-Hill Education and Pearson Education, allowing Barnes & Noble Education to accelerate and optimize BNC First Day® implementations. The seamless delivery is made possible by Barnes & Noble Education’s BNC First Day® technology and publishers’ technology integrations with campus systems. These initiatives provide students, faculty and institutions with greater access to more affordable course materials. First Day is offered on a class-by-class basis, as adopted by the individual instructors on a campus, as compared to First Day Complete, an institution adopts the program for all or the vast majority of undergraduate (and on occasion graduate) courses. In Fiscal 2026, BNC First Day® programs’ total sales increased by 28.0% from the prior year. First Day Complete offers the delivery of both digital and physical course materials priced at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte). Offering course materials through Barnes & Noble Education’s affordable access course material programs is an important strategic initiative of Barnes & Noble Education to meet the market demands of substantially reduced pricing to students while, at the same time, increasing its market share, revenue and relative gross profits of course materials sales given the higher volumes of units sold in such models as compared to historical sales models that rely on individual student marketing and sales.
•
eTextbooks. In addition to supporting and enabling Barnes & Noble Education’s BNC First Day® platform, its strategic relationship with VitalSource allows Barnes & Noble Education to use its technology to enable its a la carte digital course material platform and catalog, for digitally formatted course materials.
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

Barnes & Noble Education operates 47 True Spirit® apparel and spirit shop e-commerce websites, through its F/L Relationship, which are virtual stores that appeal specifically to the alumni and sports fan base. Barnes & Noble Education also operates pop-up retail locations at major sporting events, such as football and basketball games, for its partner colleges and universities. The True Spirit® e-commerce websites for athletic branded merchandise and the physical pop-up retail locations build its partner schools’ brands through alumni and athletics, fostering school spirit and capturing the excitement of collegiate sports. Barnes & Noble Education utilizes event driven marketing strategies around tournaments, playoffs, homecoming, and similar events, to target students, alumni and sports fans online, through email, social media, and search engine marketing.

•
Cafés and Convenience Stores. At Barnes & Noble Education’s physical campus locations, Barnes & Noble Education operates 54 customized cafés, featuring Starbucks Coffee®, as well as regional coffee roasters, and 5 stand-alone convenience stores. Barnes & Noble Education’s Café locations and convenience marketplaces offer diverse grab-and-go options including organic, vegan, gluten-free, and regional fresh food products. These offerings increase traffic and time spent in Barnes & Noble Education’s physical stores. As market needs change, Barnes & Noble Education is adapting our model to include more grab-and-go pre-packed fresh food items, simplified menus to reduce food waste and new technology to reduce operating complexity and make the customer experience more efficient.
•
Brand Marketing Programs. Through Barnes & Noble Education’s unique relationship with students, colleges, and universities, and its premier locations on campus and online, Barnes & Noble Education operates as a media channel for brands looking to target the college demographic and derive revenue from these marketing programs. Barnes & Noble Education creates strategic, integrated campaigns which include research, email, social media, display advertising, on-campus events, signage, and sampling. Barnes & Noble Education’s client list includes brands such as Clinique, College Ave, Dell, DoorDash, HelloFresh, Hewlett-Packard, and the Wall Street Journal. Revenue from these services have high margin rates due to the relatively low incremental cost structure to provide these services.
•
Wholesale Textbook Distribution. Barnes & Noble Education’s large inventory of used textbooks consists of approximately 200,000 unique textbook titles in stock and utilizes a highly automated distribution facility that is capable of processing over 21 million textbooks annually.

Additionally, Barnes & Noble Education is a national distributor for rental textbooks offered through McGraw-Hill Education's consignment rental program (which includes approximately 1,428 titles) and Pearson Education’s consignment rental program (which includes approximately 1,077 titles). Through Barnes & Noble Education’s centrally located, advanced distribution center, Barnes & Noble Education offers seamless integration of these consignment rental programs and centralized administration and distribution to 1,268 stores, including the retail stores. These consignment rental programs are available to Barnes & Noble Education’s wholesale customers, including institutionally run and contract managed campus bookstores, as well as Barnes & Noble Education’s physical and virtual bookstores.

•
Wholesale Inventory Management, Hardware and POS Software. Barnes & Noble Education sells hardware and a software suite of applications that provide inventory management and point-of-sale solutions to approximately 311 college bookstores. Barnes & Noble Education provides on-site installation for point-of-sale terminals and servers and offer technical assistance through user training and its support center facility. The cost savings and ease of deployment ensure clients get the most out of Barnes & Noble Education’s management systems and create strong customer loyalty.

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

The physical bookstores’ fulfillment order is directed first to Barnes & Noble Education’s wholesale operations before other sources of inventory are utilized. The products that Barnes & Noble Education sells originate from a wide variety of domestic and international vendors. After internal sourcing, the bookstore purchases textbooks from outside suppliers and publishers. Through this close inventory management, Barnes & Noble Education consolidates textbook units from multiple retail stores and other non-traditional wholesale sources into fewer, but larger, store shipments, reducing Barnes & Noble Education’s shipping expenses and providing for efficiency of store handling, which puts Barnes & Noble Education’s books on the stores’ shelves faster. Barnes & Noble Education’s broad wholesale distribution channel and warehousing systems also drive inventory efficiencies by using real-time information regarding title availability, edition status and market prices, allowing Barnes & Noble Education to optimize course material sourcing and purchasing processes.

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

Employees

As of April 30, 2026, the Immersion segment had eight full-time equivalent employees located in the United States and Canada.

We rely on the skills and talent of our employees to successfully execute our strategy through licensing activities and collaboration with customers and partners to ensure that high-quality tactile experiences are brought to market. Accordingly, we seek to retain the executive management and operating personnel required to successfully execute our business strategies.

As of April 30, 2026, the Barnes & Noble Education segment had approximately 3,613 domestic employees, of which approximately 2,196 were full-time and the remaining were regularly scheduled part-time employees, and approximately 169 were full-time international employees. In addition, the Barnes & Noble Education segment employed approximately 3,459 temporary and seasonal domestic employees in peak periods during the fiscal year ended April 30, 2026. Of Barnes & Noble Education’s approximate 2,196 full-time employees, 1,397 work in its retail stores, 453 work in its wholesale business, and 346 work in its corporate support functions. Barnes & Noble Education employees are not represented by unions and believes that its relationship with its employees is good.

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

The current global economic conditions and political climate could materially hurt our business in a number of ways, including longer sales and renewal cycles, exchange rate volatility, delays in adoption of our products or technologies or those of our customers, increased risk of competition, higher taxes and tariffs on goods incorporating our technologies, higher overhead costs as a percentage of revenue, delays in signing or failing to sign customer agreements or signing customer agreements with reduced royalty rates. In addition, our customers, potential customers, and business partners would likely face similar challenges, which could materially and adversely affect the level of business they conduct with us or the sales volume of products that include our technology.

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

Historically, a significant amount of our revenue has been derived from a limited number of customers, and we expect that this will continue to be the case in the future. For example, for the fiscal year ended April 30, 2026, the top five customers accounted for a significant amount of our total revenues.

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

Our royalties from licenses and therefore the growth of our business are dependent, in part, on the success of our customers’ products that incorporate our haptic patents. Many of the industries we license into are highly competitive. Our existing customers have in the past decided and may decide in the future to exit these industries and focus their resources on industries we do not license into or where we have achieved less market penetration. For example, on April 5, 2021, LGE announced that it would wind down and close its mobile business unit by July 31, 2021. The discontinuation of such product lines by our customers has resulted in and may in the future result in lower shipments of products that incorporate our haptic patents which in turn has had and may continue to have a material adverse effect on our business, financial condition and results of operations.

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

If we believe that a third party is required, but has declined, to license our intellectual property in order to manufacture, sell, offer for sale, import or use products, we have in the past and may in the future commence legal or administrative action against such third party. In some cases, we have and may become party to legal proceedings in which we are adverse to companies that have significantly greater financial resources than us. We anticipate that currently pending and any future legal proceedings will continue to be costly, especially in cases where our adverse parties have access to relatively more significant resources. Since there can be no assurance that we will be successful or be able to cover the costs we incur in connection with the legal proceedings (including outside counsel fees), as we incur additional legal costs, the cash available for other parts of our business may decrease. In addition, litigation could lead to counterclaims, adverse rulings affecting our patents, and could harm our relationship with our customers and potential customers, who may postpone licensing decisions pending the outcome of the litigation or dispute, or who may choose not to adopt our technologies. Although protecting our intellectual property is a fundamental part of our business, at times, our legal proceedings have diverted, and could continue to divert the efforts and attention of some of our key management and personnel away from our licensing transactions and other aspects of our business. As a result, until such time as it is resolved or concluded, litigation, arbitration and administrative proceedings could cause our technology to be perceived as less valuable in the marketplace, which could reduce our sales and adversely affect our business. Further, any unfavorable outcome could adversely affect our business. For additional background on our pending litigation, please see Note 19. Commitments and Contingencies of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

Additionally, from time to time, we enter into license agreements with our licensees pursuant to which we may agree to indemnify a customer for certain taxes imposed on the customer by an applicable tax authority and related expense. We have received requests from certain licensees requesting that we reimburse them for certain tax liabilities. For example, since October 16, 2017, we have ongoing disputes related to LGE’s request that we reimburse LGE with respect to withholding tax imposed on LGE by the Korean tax authorities following an investigation where the tax authority determined that LGE failed to withhold on LGE’s royalty payments to Immersion Software Ireland from 2012 to 2014. For additional background on this matter, please see Note 19. Commitments and Contingencies of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

During the fiscal quarter ended January 31, 2026, the Company determined that it would discontinue litigation related to certain Korean withholding tax matters involving LGE. Because the recoverability of provisional deposits previously made in connection with those matters depended on successful resolution of the related proceedings, the Company concluded that the remaining carrying amount of such deposits was not recoverable. Accordingly, the Company recorded additional income tax expense of approximately $5.9 million and reduced the carrying amount of the related long-term deposits to zero. The income tax expense was partially offset by the reversal of the related unrecognized tax benefit accrual of $0.3 million.

In the event that it is determined that we are obligated to further indemnify LGE for withholding taxes imposed by the Korean tax authorities, receive further requests for reimbursement of tax liabilities from other licensees, we could incur significant expenses.

Our international revenues subject us to additional risks and costs.

International revenues accounted for approximately 75% of our total revenues in the fiscal year ended April 30, 2026. International operations are subject to a number of difficulties, risks, and special costs, including:

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

In addition, since we derive a significant portion of our revenues from licenses and royalties from our haptic patents in foreign countries, our ability to maintain and grow our revenue in foreign countries, such as China, will depend in part on our ability to obtain additional patent rights in these countries and our ability to effectively enforce such patents and contractual rights in these countries, which is uncertain. Our technology licenses with customers in foreign countries subject us to an increased risk of theft of our technology. It may be more difficult for us to protect our IP in foreign countries, and as a result foreign counterparties may be more likely to steal our know-how, reverse engineering our software, or infringe our patents.

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

We have established corporate social responsibility programs aligned with sound environmental, social and governance principles. These programs reflect our current initiatives and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to license technology and sell services to customers, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

Risks Related to Controls and Procedures

We have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of April 30, 2026 due to material weaknesses. If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our consolidated operating results, our ability to operate our business and our stock price.

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

Management does not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors or fraud. A control system is designed to give reasonable, but not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include judgments in decision making may be faulty, breakdowns can occur simply because of error or mistake, and controls can be circumvented by collusion or management override. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

In the past we have not been in compliance with SEC reporting requirements and Nasdaq continued listing rules. If we are unable to remain in compliance with SEC reporting requirements and Nasdaq continued listing rules, there may be a material adverse effect on the Company and our stockholders.

On September 8, 2025, the Board concluded that the Company’s previously-issued unaudited condensed consolidated financial statements for the fiscal third quarter and nine months ended January 31, 2025, the fiscal second quarter and six months ended October 31, 2024, and the calendar second quarter and six months ended June 30, 2024, contained in its Quarterly Reports on Form 10-Q (the “Restated Periods”), as well as its disclosures related to such financial statements, including any reports, earnings releases, and investor presentations, and related communications issued by or on behalf of the Company with respect to the Restated Periods (the “Previously-Issued Financial Information”), should no longer be relied upon. Accordingly, the Annual Report on Form 10-K for the fiscal year ended April 30, 2025 (“FY 2025 Form 10-K”) included the restatement of our previously-issued unaudited condensed consolidated financial statements and related disclosures for the Restated Periods (the “Restatement”). Due to the delays in filing our periodic reports with the SEC, as a result of Barnes & Noble Education’s investigation and the Restatement, we failed to timely file our FY 2025 Form 10-K, and our Quarterly Reports on Form 10-Q for the fiscal quarters ended July 31, 2025, October 31, 2025 and January 31, 2026. As a result, we were not in compliance with the reporting requirements of the Exchange Act and received notices of noncompliance from Nasdaq regarding our failure to comply with the Nasdaq continued listing requirements. Although we regained compliance through the filing of our delayed reports and endeavor to satisfy the requirements of the Exchange Act and Nasdaq continued listing requirements, there is no assurance that we will maintain compliance. If we are unable to maintain our listing on Nasdaq, it could materially adversely affect the liquidity and trading price of our common stock, reduce our access to the capital markets, and impair our ability to attract and retain employees, customers, and suppliers.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital and may impact our ability to obtain alternative financing.

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

The products that Barnes & Noble Education sells originate from a wide variety of domestic and international vendors. During fiscal 2026, Barnes & Noble Education’s four largest suppliers accounted for approximately 56% of its merchandise purchased, with the largest supplier accounting for approximately 50% of its merchandise purchased. While we believe that our relationships with our suppliers are good, suppliers may modify the terms of these relationships due to general economic conditions or otherwise or, especially with respect to wholesale inventory, publishers could terminate distribution to wholesalers, including Barnes & Noble Education’s wholesale business.

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

Barnes & Noble Education has concluded that its internal control over financial reporting and its disclosure controls and procedures were not effective as of May 2, 2026 due to material weaknesses, which could adversely affected its ability to report its financial results in a timely and accurate manner and have a material adverse impact on its business and financial condition.

Barnes & Noble Education is required to evaluate the effectiveness of its disclosure controls and procedures and its internal control over financial reporting on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As described in Barnes & Noble Education’s Annual Report on Form 10-K for its fiscal year ended May 2, 2026, its remediation of material weaknesses in internal controls over financial reporting first identified in connection with the audit of its fiscal year 2025 financial results have not yet been fully completed or tested by Barnes & Noble Education, and therefore, remain outstanding. As a result of these material weaknesses, Barnes & Noble Education’s management concluded that its internal control over financial reporting and disclosure controls and procedures were not effective as of May 2, 2026.

Barnes & Noble Education has developed and implemented its remediation plan, as described in Part II - Item 9A. Controls and Procedures of its Annual Report on Form 10-K for its fiscal year ended May 2, 2026, designed to address the material weaknesses, but Barnes & Noble Education’s remediation efforts are not complete and are ongoing, and must be tested by Barnes & Noble Education before such weaknesses can be deemed to no longer exist. Although Barnes & Noble Education continues to remedy the ineffectiveness of its internal control over financial reporting, there can be no assurance as to when the remediation plan will be implemented; Barnes & Noble Education’s management will continue to devote time and attention to these efforts. If Barnes & Noble Education does not complete its remediation in a timely fashion, or at all, or if Barnes & Noble Education’s remediation plan is inadequate, there will continue to be an increased risk that Barnes & Noble Education’s will be unable to timely file future periodic reports with the SEC and that Barnes & Noble Education’s future consolidated financial statements could contain errors that will be undetected. If Barnes & Noble Education is unable to report its results in a timely and accurate manner, its stock may be delisted from the New York Stock Exchange (the “NYSE”) and Barnes & Noble Education will not be able to comply with the applicable covenants in its financing arrangements, including its credit agreement, as described in Barnes & Noble Education’s Annual Report on Form 10-K for its fiscal year ended May 2, 2026. In addition, Barnes & Noble Education could be subject to regulatory investigations and penalties or stockholder litigation. Any of these risks could have a material adverse impact on Barnes & Noble Education’s business and financial condition and the fair market value of Immersion’s investment in Barnes & Noble Education.

If Barnes & Noble Education fails to maintain proper and effective internal controls, our business and financial condition could be materially adversely impacted.

We cannot assure you that Barnes & Noble Education will not discover additional deficiencies in its internal control over financial reporting. Moreover, as discussed in the following risk factor, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. Prior to May 3, 2025, Barnes & Noble Education had been a non-accelerated filer under the Exchange Act and was not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act). Therefore, Barnes & Noble Education’s internal controls over financial reporting for the prior periods did not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements.

Further and continued determinations that there are deficiencies in the effectiveness of the Barnes & Noble Education’s internal control over financial reporting could result in another restatement of our consolidated financial statements, cause Barnes & Noble Education to fail to meet its reporting obligations, reduce its ability to obtain financing, negatively affect investor confidence in Barnes & Noble Education’s management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of Barnes & Noble Education’s common stock, subject Barnes & Noble Education to regulatory investigations and penalties or stockholder litigation, and materially adversely impact its business, financial condition, results of operations, and cash flows.

Due to inherent limitations, there can be no assurance that Barnes & Noble Education’s system of disclosure and internal controls and procedures will be successful in preventing all errors, theft and fraud, or in informing management of all material information in a timely manner.

Barnes & Noble Education’s management does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors or fraud. A control system is designed to give reasonable, but not absolute, assurance that the objectives of the control system are met. In addition, any control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Inherent limitations of a control system may include judgments in decision making may be faulty, breakdowns can occur simply because of error or mistake, and controls can be circumvented by collusion or management override. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected by Barnes & Noble Education or reported to us by Barnes & Noble Education in a timely manner.

Matters relating to or arising from the subject of the Investigation, including expenses and diversion of personnel and resources, regulatory investigations, and proceedings and litigation matters, could have an adverse effect on Barnes and Noble Education’s and our business, results of operations, and financial condition.

As previously reported, in July 2025, certain information regarding the recording of cost of digital sales was brought to the attention of the Barnes & Noble Education’s Audit Committee of the Board of Directors (the “Barnes & Noble Education Audit Committee”). With the assistance of outside counsel and advisors, the Barnes & Noble Education Audit Committee conducted an investigation into these matters (the “Investigation”). The Investigation was completed in the fall of 2025 and based on the Investigation, the Barnes & Noble Education Audit Committee concluded that a former Barnes and Noble Education employee made unsupported manual journal entries that improperly reduced cost of sales. As a result of the Investigation and additional accounting matters, the Barnes & Noble Education Audit Committee concluded that Barnes & Noble Education’s previously-issued audited consolidated financial statements and related disclosures for certain prior periods should no longer be relied upon, and Barnes & Noble Education has since restated those financial statements in its Annual Report on Form 10-K for the fiscal year ended May 3, 2025 (the “BNED Restatement”).

Barnes & Noble Education has incurred, and may continue to incur, significant expenses related to legal, accounting and other professional services in connection with matters relating to or arising from the subject of the Investigation and BNED Restatement. To the extent Barnes & Noble Education takes steps to remediate deficiencies in its internal controls over financial reporting are not successfully identified and implemented, Barnes & Noble Education may incur significant additional time and expense, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, Barnes & Noble Education elected to self-report the Investigation to the Securities and Exchange Commission (the “SEC”). If the SEC or any other regulator were to commence legal action against Barnes & Noble Education, Barnes & Noble Education could be required to pay significant penalties and become subject to injunctions, cease and desist orders, or other remedies. Barnes & Noble Education can provide no assurances as to the outcome of any governmental inquiry or investigation. Further, Barnes & Noble Education, its officers, and members of the Barnes & Noble Education Board could be named as defendants in lawsuits asserting claims arising out of the subject matter of the Investigation. As a result of any legal proceedings and any related indemnification requirements to Barnes & Noble Education’s officers and directors, Barnes & Noble Education could be required to pay monetary damages that may be in excess of its insurance coverage or may have additional penalties or other remedies imposed against Barnes & Noble Education or its officers and directors.

All of these expenses, and the diversion of the attention of management and other personnel that has occurred and is expected to continue, could adversely affect Barnes & Noble Education’s business, financial condition, results of operations, and cash flows.

Barnes & Noble Education may incur additional substantial costs in connection with remediation efforts following the BNED Restatement, which could adversely affect its results of operations.

Barnes & Noble Education has taken and continues to take significant efforts to remediate material weaknesses in its internal control over financial reporting and to enhance its disclosure controls and procedures. These efforts have required and will continue to require significant management time and financial resources. Barnes & Noble Education may incur substantial costs in connection with these remediation activities, including consulting fees, audit and professional service fees, and upgrades to its financial reporting systems and controls and internal control processes. These additional expenses could materially adversely affect Barnes & Noble Education’s and our results of operations and financial condition.

Barnes & Noble Education may be required to indemnify its current and former directors, officers and employees in connection with litigation and other actions which could result in significant legal expenses and other costs to us.

Barnes & Noble Education’s corporate governance documents and applicable indemnification agreements require Barnes & Noble Education to defend and indemnify its current and former directors and officers, and certain employees and contractors against enumerated liabilities and expenses incurred as a result of legal proceedings and investigations, including any potential regulatory actions or litigation arising out of the matters related to the Investigation and Restatement. As a result, Barnes & Noble Education may be obligated to advance and ultimately pay substantial legal costs, settlement amounts, or judgments on behalf of these individuals. These indemnification obligations could significantly increase Barnes & Noble Education’s legal expenses and could materially adversely affect its financial condition and cash flows.

Barnes & Noble Education’s past failure to prepare and timely file its periodic reports with the SEC limits its access to the public markets to raise debt or equity capital, may impact its ability to obtain alternative financing, and could have negative consequences under the terms of its existing credit agreements.

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

Factors beyond our control can significantly influence the value of the marketable securities in which we invest and can cause potential adverse changes to the value of these marketable securities. Relevant factors include, but are not limited to, fluctuations in market price, and changes in our own analysis of the value of the security or instability in the financial markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer. Because of changing economic and market conditions and the financial condition of issuers of the marketable securities, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

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

Historically, the digital or alternative currency markets have been characterized by more price volatility, less liquidity, and lower trading volumes compared to sovereign currencies markets, as well as relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell any of these currencies that we hold at reasonable prices or at all. As a result, any digital or alternative currencies that we may purchase may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. If we are unable to sell any digital or alternative currencies that we hold, or if we are forced to sell any of these currencies that we may hold at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Any stock repurchase program could affect our stock price and add volatility.

We have established stock repurchase programs in the past, and on December 29, 2022, our Board approved a stock repurchase program of up to $50 million of our common stock for a period of up to twelve months, which the Board subsequently extended to December 29, 2026. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as our management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Any repurchases by us pursuant to our stock repurchase program could affect our stock price and add volatility. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions, or other similar transactions or any combination of the foregoing transactions. There can be no assurance that any repurchases will be made under any program, nor is there any assurance that a sufficient number of shares of our common stock will be repurchased to satisfy the market’s expectations. Furthermore, there can be no assurance that any repurchases conducted under any plan will be made at the best possible price. The existence of our stock repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, we are permitted to and could discontinue any stock repurchase program at any time and any such discontinuation could cause the market price of our stock to decline.

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

Provisions in our charter documents, Rights Agreement, and Delaware law could prevent or delay a change in control, which could reduce the market price of our common stock.

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

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as monitoring and testing our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity incidents that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

For the fiscal year ended April 30, 2026, Immersion’s leases and related activity were not material.

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

As of April 30, 2026, these contracts for the 647 physical stores that Barnes & Noble Education operates, expire as follows:

Contract Terms to Expire During the Fiscal Year Ended April 30,	Number of Physical Campus Stores
2027	94
2028	74
2029	42
2030	46
2031	62
2032 and later	329

Item 3. Legal Proceedings

See Note 19. Commitments and Contingencies of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders of Record, and Dividends

Our common stock is traded on the Nasdaq Global Market under the symbol “IMMR”.

As of July 15, 2026, there were 49 holders of record of our common stock.

Unregistered Sales of Securities

During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act.

Purchases of Equity Securities

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions, or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. The program has been amended various times and the most recent amendment extended the expiration date to December 29, 2026.

During the fiscal year ended April 30, 2026, the Company repurchased 1,700 shares of our common stock for $10 thousand at an average purchase price of $6.30 per share. As of April 30, 2026, the Company had $39.3 million available for repurchase under the December 2022 Stock Repurchase Program.

The following table summarizes the share repurchase activity under the December 2022 Stock Repurchase Program for the three months ended April 30, 2026:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
February 1 to February 28, 2026	—	$—	—	39,349,000
March 1 to March 31, 2026	—	$—	—	39,349,000
April 1 to April 30, 2026	—	$—	—	39,349,000

(1)
The amounts represent the amount available to repurchase shares under the authorized repurchase program as of April 30, 2026. Our stock repurchase program does not obligate us to acquire any specific number of shares.

Immersion Dividends Declared and Dividend Payments

The following table summarizes the dividend declaration and payment activity for the fiscal years ended April 30, 2026 and 2025:

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
May 8, 2024	Quarterly	$0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
July 8, 2025	Quarterly	0.045	July 23, 2025	August 8, 2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026
March 27, 2026	Quarterly	0.075	April 20, 2026	May 1, 2026
July 2, 2026	Quarterly	0.075	July 20, 2026	July 31, 2026

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to declare, adjust, or withdraw quarterly dividends in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

For the fiscal year ended April 30, 2026 and 2025, the total dividends paid were $8.1 million and $12.9 million, respectively.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which are included in this Annual Report on Form 10-K in Item 8 and the information set forth in Part I, “Item 1A. Risk Factors.” The following sections include a discussion of results for the fiscal year ended April 30, 2026, compared to the fiscal year ended April 30, 2025. The discussion contains forward-looking statements as well as estimates regarding market an industry data, which involve risks, uncertainties, and assumptions. See discussion over “Forward-Looking Statements” for additional information.

RESULTS OF OPERATIONS

	Fiscal Years Ended April 30,
(in thousands)	2026	2025
REVENUES
Immersion
Royalty and license	$15,924	$74,073
Barnes & Noble Education
Product and other	1,564,365	1,342,437
Rental income	150,405	139,366
	1,714,770	1,481,803
Total revenues	1,730,694	1,555,876

COST OF SALES (excludes depreciation and amortization expense)
Barnes & Noble Education
Product and other cost of sales	1,279,860	1,048,829
Rental cost of sales	79,551	75,346
Total cost of sales	1,359,411	1,124,175
OPERATING EXPENSES
Immersion
Selling and administrative expenses	12,153	25,757
Barnes & Noble Education
Selling and administrative expenses	288,487	252,754
Depreciation and amortization expense	42,499	35,274
Impairment loss	5,089	1,247
Other (income) expense	(2,859)	(1,351)
	333,216	287,924
Total operating expenses	345,369	313,681
Operating Income (Loss)	25,914	118,020
Interest income and other income (expense), net	12,317	15,533
Interest expense	12,202	14,261
Income (Loss) Before Income Taxes	26,029	119,292
Income tax benefit (expense)	(16,816)	(25,710)
Net Income (Loss)	$9,213	$93,582

Immersion

The following summarizes our results of operation for the periods ended (in thousands, except for percentages):

	Fiscal Years Ended April 30,		$	%
	2026	2025	Change	Change
Revenues
Fixed fee license revenue	$2,963	$62,519	$(59,556)	(95)%
Per-unit royalty revenue	12,961	11,554	1,407	12%
Royalty and license	15,924	74,073	(58,149)	(79)%
Selling and administrative expenses	12,153	25,757	(13,604)	(53)%
Operating Income (Loss)	$3,771	$48,316	$(44,545)	(92)%

Revenues

Royalty and license revenue is composed of per unit royalties earned based on usage or net sales by licensees and fixed payment license fees charged for our IP and software.

Fixed fee license revenue decreased by $(59.6) million, or (95)% for the fiscal year ended April 30, 2026, compared to the fiscal year ended April 30, 2025, primarily due to $(44.1) million decrease in Mobile license revenue and $(10.4) million decrease in Gaming revenue related to one time perpetual license agreements entered into during the fiscal year ended April 30, 2025.

Per‑unit royalty revenue increased by $1.4 million, or 12%, for the fiscal year ended April 30, 2026, compared to the fiscal year ended April 30, 2025. This increase was driven by higher royalty revenue from mobility licensees of $0.9 million and commercial licensees of $0.5 million.

Geographically, Immersion’s revenues have historically been concentrated in Asia, primarily in Japan and Korea. The geographic distribution of revenues for Asia, Europe, and North America for the fiscal year ended April 30, 2026, represented 73%, 2%, and 25%, respectively, of our total revenue as compared to 87%, 8%, and 5%, respectively, for the fiscal year ended April 30, 2025.

Selling and administrative expenses

Immersion’s selling and administrative expenses primarily consisted of employee compensation and benefits including stock-based compensation, legal and other professional fees, external legal costs for patents, office expense, travel, and facilities costs.

Selling and administrative expenses decreased by $(13.6) million for the fiscal year ended April 30, 2026, as compared to the fiscal year ended April 30, 2025, primarily due to a $(7.2) million decrease in compensation, benefits, and other personnel related costs and a $(6.0) million decrease in legal costs related to the settlement of patent litigation. The decrease in compensation, benefits, and other personnel related costs is largely attributable to higher stock-based compensation expense and higher variable compensation in fiscal year 2025.

Barnes & Noble Education

The following summarizes Barnes & Noble Education’s results of operations for the period (in thousands):

	Fiscal Year Ended April 30, 2026	From June 10, 2024 to April 30, 2025
REVENUES
Product and other	$1,564,365	$1,342,437
Rental income	150,405	139,366
Total revenue	1,714,770	1,481,803
COST OF SALES (excluding depreciation and amortization expense)
Product and other cost of sales	1,279,860	1,048,829
Rental cost of sales	79,551	75,346
Total cost of sales	1,359,411	1,124,175
OPERATING EXPENSES
Selling and administrative expenses	288,487	252,754
Depreciation and amortization expense	42,499	35,274
Impairment loss	5,089	1,247
Other (income) expense	(2,859)	(1,351)
Total operating expenses	333,216	287,924
Operating Income (Loss)	$22,143	$69,704

Revenues

Barnes & Noble Education primarily derives its revenues from the sale of course materials, which include new, used, rental, and digital textbooks. Additionally, at college and university bookstores which Barnes & Noble Education operates, it sells general merchandise, including emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and cafe items and graduation products. Barnes & Noble Education’s rental income is primarily derived from the rental of physical textbooks. Barnes & Noble Education also derives revenue from other sources, such as sales of bookstore management, hardware and point-of-sale software, and other services.

Total revenue was $1,714.8 million for the fiscal year ended April 30, 2026, consisting of $1,564.4 million of product and other sales and $150.4 million of rental sales. For the period from June 10, 2024 to April 30, 2025, total revenue was $1,481.8 million, including $1,342.4 million of product and other sales and $139.4 million of rental sales. The $233.0 million increase in revenue is primarily due to the prior year period being 40 days shorter, which reduced revenue by approximately $118.0 million on a linear basis. The remaining increase reflects higher comparable store sales driven by growth in Barnes & Noble Education’s BNC First Day®programs and new store sales, partially offset by declines in general merchandise sales, a la carte course material sales, and lower sales as a result of closed stores

Cost of sales

Barnes & Noble Education cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, insurance, certain payroll costs, and management service agreement costs, including rent expense, related to Barnes & Noble Education’s college and university contracts and other facility related expenses.

Cost of sales was also 79% of total revenue for the fiscal year ended April 30, 2026, compared to 76% for the period from June 10, 2024 to April 30, 2025. Product and other cost of sales increased primarily due to the prior year period being 40 days shorter. Rental cost of sales increased compared to prior year primarily reflecting lower contract costs as a percentage of sales associated with the continued expansion of Barnes & Noble Education’s BNC First Day® programs and increased participation in affordable access course material offerings.

Selling and administrative expenses

Barnes & Noble Education selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense and general office expenses, such as merchandising, procurement, field support, and finance and accounting.

Selling and administrative expenses was $288.5 million for the fiscal year ended April 30, 2026, an increase of $35.7 million compared to $252.8 million for the period from June 10, 2024 to April 30, 2025. The primary factor contributing to the increase is that the period from June 10, 2024 to April 30, 2025, was 40 days shorter, resulting in approximately $30.0 million of lower selling and administrative expense calculated on a linear basis.

Depreciation and amortization

Barnes & Noble Education depreciation and amortization expense consisted primarily of depreciation and amortization expense for property and equipment and intangible assets.

Depreciation and amortization expense was $42.5 million for the fiscal year ended April 30, 2026, an increase of $7.2 million compared to $35.3 million for the period from June 10, 2024 to April 30, 2025. The primary factor contributing to the increase is that the period from June 10, 2024 to April 30, 2025, was 40 days shorter, resulting in approximately $5.9 million of lower depreciation and amortization expense calculated on a linear basis.

Impairment loss

Barnes & Noble Education reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the fiscal year ended April 30, 2026, Barnes & Noble Education evaluated certain of its store-level long-lived assets for impairment. Based on the results of the impairment tests, Immersion’s basis in Barnes & Noble Education’s long-lived assets recognized an impairment loss of $5.1 million, comprised of $2.8 million and $2.3 million of property and equipment, net and operating lease right-of-use assets respectively, included in Impairment loss on the Consolidated Statement of Operations.

For the period from June 10, 2024 to April 30, 2025, Barnes & Noble Education’s impairment expense did not have a material impact on operations.

See Note 9. Impairment of Long-Lived Assets in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information.

The following table summarizes the consolidated Interest income and other income (expense), net; Interest expense; and Income tax benefit (expense) for the fiscal years ended (in thousands, except for percentages):

	Fiscal Years Ended April 30,		$	%
	2026	2025	Change	Change
Operating Income (Loss)	$25,914	$118,020	$(92,106)	(78)%
Interest income and other income (expense), net	12,317	15,533	(3,216)	(21)%
Interest expense	12,202	14,261	(2,059)	(14)%
Income (Loss) Before Income Taxes	26,029	119,292	(93,263)	(78)%
Income tax benefit (expense)	(16,816)	(25,710)	8,894	(35)%
Net Income (Loss)	$9,213	$93,582	$(84,369)	(90)%

Interest income and other income (expense), net

Interest income and other income (expense), net consists primarily of interest and dividend income from cash and cash equivalents and marketable debt and equity securities, realized and unrealized gains (losses) on our marketable equity securities and derivative instruments, and realized gains (losses) on our marketable debt securities.

Interest income and other income (expense), net decreased $(3.2) million for the fiscal year ended April 30, 2026, compared to the fiscal year ended April 30, 2025, primarily driven by a $(3.3) million decrease in interest income during the current period due to less investment in fixed securities compared to the prior period.

Interest expense

Interest expenses primarily consisted of interest charges related to Barnes & Noble Education’s credit facility. Interest expense decreased $(2.1) million primarily due to lower borrowings, lower interest rates, and a decrease in the amortization of deferred financing costs.

Income tax benefit (expense)

The changes for Immersion and Barnes & Noble Education’s provision for income taxes are described below:

Immersion

Provision for income taxes for the fiscal year ended April 30, 2026, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We maintain no valuation allowance against our U.S. federal deferred tax assets and maintain a valuation allowance against certain our U.S. state and Canadian federal deferred tax assets. The change in the estimated effective tax rate was mainly driven by foreign withholding taxes.

The year-over-year change in provision for income taxes resulted primarily from foreign withholding taxes and the change in income from continuing operations across various tax jurisdictions.

In the event that we determine the deferred tax assets are realizable based on an assessment of relevant factors, an adjustment to the valuation allowance may increase income in the period such determination is made. The valuation allowance does not impact our ability to utilize the underlying net operating loss carryforwards.

We also maintain liabilities for uncertain tax positions. As of April 30, 2026, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $10.0 million, all of the $10.0 million could be payable in cash. In addition, interest and penalty of $1.6 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $11.6 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax provision of $3.0 million on pre-tax income of $9.9 million during the fiscal year ended April 30, 2026, which represented an effective income tax rate of 29.8%.

Barnes & Noble Education recorded an income tax provision of $6.4 million on pre-tax loss of $55.4 million during the period from June 10, 2024 to April 30, 2025, which represented an effective income tax rate of (11.5)%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of April 30, 2026, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, due to their nonhomogeneous operations, our Consolidated Balance Sheets at April 30, 2026 and 2025, and Consolidated Statement of Operations for the fiscal years ended April 30, 2026 and 2025, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities, and operations of Barnes & Noble Education’s business.

In analyzing the Company’s ability to generate and obtain adequate amounts of cash to meet its requirements and plans for the next 12 months and separately in the long-term beyond the next 12 months it is important to highlight the two operating segments are not legally or contractually bound to each other. All of the assets of Barnes & Noble Education, reported on the Consolidated Balance Sheets, can be used only to settle obligations of Barnes & Noble Education. None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion.

Immersion’s cash and cash equivalents, investments-current, and investments-noncurrent consist primarily of money-market funds, investments in marketable equity and debt securities, and investments in U.S. treasury securities. As of April 30, 2026, Immersion had $129.9 million in cash and cash equivalents, and $42.2 million in current investments. All marketable securities are stated at fair value. Realized gains and losses on marketable equity securities and marketable debt securities are recorded in Interest income and other income (expense), net on the Consolidated Statements of Operations. Unrealized gains and losses on marketable equity securities are reported as Interest income and other income (expense), net on our Consolidated Statement of Operations. Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income on our Consolidated Balance Sheets.

Barnes & Noble Education’s primary sources of cash are net cash flows from operating activities, funds available under its Credit Agreement, BNED Common stock sold under the ATM Sales Agreement, and short-term vendor financing. Barnes & Noble Education’s liquidity is highly dependent on the seasonal nature of its business, particularly with respect to course material sales, as sales are generally highest in the second and third fiscal quarters, when college students purchase textbooks for the upcoming Fall and Spring semesters, respectively. As of April 30, 2026, Barnes & Noble Education had $8.4 million of cash on hand and $19.8 million of restricted cash, including $17.4 million related to segregated funds for commission due to Lids for logo merchandise sales as per the “Lids”, and together with Fanatics relationship (“F/L Relationship”) -related agreements.

On June 10, 2024, Barnes & Noble Education completed the Transactions, which included: (i) a Private Investment; (ii) a Rights Offering; (iii) a Term Loan Debt Conversion; and (iv) a A&R Agreement, to substantially deleverage its consolidated balance sheet. These transactions also raised additional capital for repayment of indebtedness and provided additional flexibility for future working capital needs. See Long-term borrowings discussion below for additional information.

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

Cash and cash equivalents, Investments-current, and Restricted cash

At April 30, 2026, our cash and cash equivalents and investments-current totaled $180.5 million, a $19.1 million increase from $161.4 million at April 30, 2025. In addition, as of April 30, 2026, we had restricted cash of $19.8 million, comprised of $17.4 million in Prepaid expenses and other current assets on the Consolidated Balance Sheets primarily related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2.4 million in Other assets - noncurrent on the Consolidated Balance Sheets related to amounts held in trust for future employee benefit plan distributions.

The following summarizes select cash flow information for the fiscal years ended (in thousands):

	Fiscal Years Ended April 30,
	2026	2025
Net cash provided by (used in) operating activities	$59,066	$(57,576)
Net cash provided by (used in) investing activities	51,501	3,375
Net cash provided by (used in) financing activities	(44,754)	60,953

Net cash provided by (used in) operating activities

Our operating activities primarily consists of net income adjusted for certain noncash items including depreciation and amortization, stock-based compensation expense, severance expense, impairment loss, loss on disposal of property plant and equipment, deferred income taxes, net (gains) losses on investments in marketable securities, income tax expense related to write-down of long-term deposits and the effect of changes in operating assets and liabilities.

Net cash provided by (used in) operating activities was $59.1 million for the fiscal year ended April 30, 2026, a $116.6 million increase compared to the fiscal year ended April 30, 2025. This cash increase was primarily attributable to a $196.1 million increase from changes in operating assets and liabilities primarily due to favorable changes in working capital, including a $196.7 million favorable change in accounts payable and accrued liabilities, primarily reflecting the timing of payments to vendors for inventory purchases and operating expenses and a $4.9 million increase of changes in non cash items, partially offset by $84.4 million decrease from changes in net income.

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

Net cash provided by (used in) investing activities for the fiscal year ended April 30, 2026 was $51.5 million, primarily consisting of $143.1 million in cash provided by proceeds from selling marketable securities and derivatives, partially offset by $(75.4) million in cash used to purchase marketable securities and the settlement of derivative instruments; and $(16.2) million in purchase of property and equipment.

Net cash provided by (used in) investing activities for the fiscal year ended April 30, 2025 was $3.4 million, primarily consisting of $138.9 million in cash provided by proceeds from selling marketable securities and derivatives, partially offset by $(102.0) million in cash used to purchase marketable securities and the settlement of derivative instruments; $(31.4) million of cash used in business acquisition, net of cash acquired; and $(11.2) million in purchases of property and equipment.

Net cash provided by (used in) financing activities

Our financing activities were primarily related to Barnes & Noble Education and primarily consisted of cash proceeds from issuance of common stock, proceeds from and repayments of credit facility, payment of deferred financing costs and equity issuance costs. Other financing activities related to Immersion included dividend payments, shares withheld to cover payroll taxes, and cash paid for repurchases of our common stock.

Net cash provided by (used in) financing activities for the fiscal year ended April 30, 2026 was $(44.8) million primarily consisting of $812.9 million proceeds from borrowing under Barnes & Noble Education’s credit facility, more than offset by $(845.0) million debt repayment, $(8.1) million in dividend payments, $(2.3) million in shares withheld for payroll taxes, and $(1.9) million in payment of deferred financing costs.

Net cash provided by (used in) financing activities for the fiscal year ended April 30, 2025 was $61.0 million primarily consisting of $836.2 million proceeds from borrowing under Barnes & Noble Education’s credit facility and $78.1 million in proceeds from sale of BNED Common Stock, net of commissions and equity issuance costs, partially offset by $(834.3) million debt repayment, $(12.9) million in dividend payments, and $(3.7) million in shares withheld for payroll taxes.

Total cash, cash equivalents, and investments-current were $180.5 million and $161.4 million at April 30, 2026 and 2025, respectively, of which approximately 4.0%, or $7.2 million and 22.2%, or $35.9 million, respectively, was held by our foreign subsidiaries and subject to repatriation tax effects.

Immersion Dividends Declared and Dividend Payments

The following table summarizes the dividend declaration and payment activity for the fiscal years ended April 30, 2026 and 2025:

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
May 8, 2024	Quarterly	$0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
July 8, 2025	Quarterly	0.045	July 23, 2025	August 8, 2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026
March 27, 2026	Quarterly	0.075	April 20, 2026	May 1, 2026
July 2, 2026	Quarterly	0.075	July 20, 2026	July 31, 2026

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to declare, adjust, or withdraw quarterly dividends in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

For the fiscal years ended April 30, 2026 and 2025, the total dividends paid were $8.1 million and $12.9 million, respectively.

Immersion Stock Repurchases

On December 29, 2022, our Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions, or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. The program has been amended various times and the most recent amendment extended the expiration date to December 29, 2026.

During the fiscal year ended April 30, 2026, the Company repurchased 1,700 shares of our common stock for $10 thousand at an average purchase price of $6.30 per share. As of April 30, 2026, the Company has $39.3 million available for repurchase under the December 2022 Stock Repurchase Program.

Barnes & Noble Education Stock Repurchases

On December 14, 2015, Barnes & Noble Education’s Board of Directors authorized a stock repurchase program of up to $50 million, in the aggregate, of outstanding BNED Common Stock. The stock repurchase program is carried out at the direction of management (which may include a plan under Rule 10b5-1 of the Securities Exchange Act of 1934). During fiscal years 2026 and 2025, Barnes & Noble Education did not purchase shares under the stock repurchase program. As of April 30, 2026, approximately $26.7 million remains available under the stock repurchase program.

During fiscal years 2026 and 2025, Barnes & Noble Education purchased 93,842 shares and 429 shares, respectively, outside of the stock repurchase program in connection with employee tax withholding obligations for vested stock awards.

Restated ABL Credit Facility

The following summarizes Barnes & Noble Education’s outstanding borrowings at April 30, 2026 and 2025 (in thousands):

	Maturity Date	April 30, 2026	April 30, 2025
Restated ABL Facility	June 9, 2028	$71,000	$103,098

Balance Sheet Classification:
Short-term borrowings		$—	$—
Long-term borrowings		71,000	103,098
Total Long-term borrowings		$71,000	$103,098

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

During the fiscal year ended April 30, 2026, Barnes & Noble Education borrowed $812.9 million and repaid $845.0 million under the Restated ABL Facility, with $71.0 million of outstanding borrowings under the Restated ABL Facility as of April 30, 2026. As of April 30, 2026, Barnes & Noble Education issued $0.7 million in letters of credit under the Restated ABL Facility.

During the period from June 10, 2024 to April 30, 2025, Barnes & Noble Education borrowed $836.2 million and repaid $834.3 million under the Restated ABL Facility, with $103.1 million of outstanding borrowings under the Restated ABL Facility as of April 30, 2025. As of April 30, 2025, Barnes & Noble Education issued $0.6 million in letters of credit under the Restated ABL Facility.

As of April 30, 2026, Barnes & Noble Education was in compliance with all debt covenants under the Credit Agreement. See Note 10. Debt in the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K for additional information.

Contractual Obligations

The following summarizes contractual obligations as of April 30, 2026 (in millions):

	Payments Due By Period
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
New Credit Facility	$71.0	$—	$—	$71.0	$—
Lease obligations (excluding imputed interest)	164.6	78.8	61.5	24.3	—
Purchase obligations	29.7	14.9	13.2	1.6	—
Total	$265.3	$93.7	$74.7	$96.9	$—

CRITICAL ACCOUNTING ESTIMATES

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these Consolidated Financial Statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of the Company’s financial condition and operating results require management to make judgments, assumptions, and estimates that affect the amounts reported. See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, marketable securities and derivative instruments, income taxes, and contingencies. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

Goodwill and Indefinite-Lived Intangible Assets

The Company recognized goodwill of $69.2 million and indefinite-lived intangible assets of $45 million as the result of the business combination with Barnes & Noble Education. The determination of the carrying value and recoverability of these assets requires management to make significant judgments and estimates regarding future business performance, economic conditions, and market-based assumptions. As of April 30, 2026, goodwill and indefinite-lived intangible assets were $69.2 million and $45 million, respectively.

Goodwill is tested for impairment annually during the fourth quarter of the Company’s fiscal year and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Indefinite-lived intangible assets are similarly tested annually for impairment and more frequently if triggering events occur.

The fair value of our reporting units and indefinite-lived intangible assets is estimated using valuation methodologies that may include discounted cash flow analyses, market multiples derived from guideline public companies or transactions, and other appropriate valuation techniques. Significant assumptions used in these analyses include: (i) projected revenue growth rates; (ii) expected operating margins and profitability; (iii) long-term growth rates; (iv) discount rates reflecting the risks inherent in future cash flows; and (v) market-based valuation multiples.

Changes in these assumptions could materially affect the estimated fair values and the resulting impairment conclusions. The assumptions we use are based on historical experience, current business conditions, and estimates of future performance that we believe are reasonable; however, actual results may differ from these estimates.

We performed our annual impairment assessment and concluded that the estimated fair value of each reporting unit substantially exceeded its carrying value. However, if actual operating results are lower than current forecasts, if market-based valuation multiples decline, if discount rates increase, or if broader economic conditions deteriorate, future impairment charges could be required.

For example, a hypothetical increase of 100 basis points in the discount rate or a decrease of 100 basis points in the long-term growth assumptions used in our valuations would reduce the estimated fair value of our reporting units and indefinite-lived intangible assets. While such changes would not have resulted in impairment based on the assumptions used in our most recent analysis, continued adverse changes in market conditions or business performance could result in future impairment charges.

See Note 8. Goodwill and Intangible Assets in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information.

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

For additional information, see Note 5. Revenue in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information.

Retail product revenue is recognized when the customer takes physical possession of Barnes & Noble Education’s products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of Barnes & Noble Education’s products by its customers for products ordered through Barnes & Noble Education’s websites and virtual bookstores. Wholesale product revenue is recognized upon shipment of physical textbooks at which point title passes and risk of loss is transferred to the customer. Additional revenue is recognized for shipping charges billed to customers and shipping costs are accounted for as fulfillment costs within cost of goods sold.

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

For sales and rentals involving third-party products, Barnes & Noble Education evaluates whether Barnes & Noble Education is acting as a principal or an agent. Barnes & Noble Education’s determination is based on its evaluation of whether Barnes & Noble Education controls the specified goods or services prior to transferring them to the customer. There are significant judgments involved in determining whether Barnes & Noble Education controls the specified goods or services prior to transferring them to the customer including whether Barnes & Noble Education has the ability to direct the use of the good or service and obtain substantially all of the remaining benefits from the good or service. For those transactions where Barnes & Noble Education is the principal, Barnes & Noble Education records revenue on a gross basis, and for those transactions where Barnes & Noble Education is an agent to a third-party, Barnes & Noble Education records revenue on a net basis.

Barnes & Noble Education recognizes revenue commissions from logo general merchandise sales, which are fulfilled by Lids and Fanatics, on a net basis in our consolidated financial statements.

As of the fiscal year ended April 30, 2026, Barnes & Noble Education did not have a customer loyalty program. In the beginning of the fiscal year ended April 30, 2027, Barnes & Noble Education launched its own gift card program, and continues to honor Barnes & Noble Booksellers gift cards and sell third-party gift cards in its stores. Barnes & Noble Education does not treat any promotional offers as expenses. Sales tax collected from Barnes & Noble Education customers is excluded from reported revenues. Barnes & Noble Education’s payment terms are generally 30 days and do not extend beyond one year.

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

Cost is determined primarily by the retail inventory method for Barnes & Noble Education’s retail business. Barnes & Noble Education’s textbook and trade book inventories, for Barnes & Noble Education’s retail and wholesale businesses, are valued using the LIFO method. In Fiscal 2026, there was no required LIFO adjustment. In Fiscal 2025 Barnes & Noble Education recorded a LIFO adjustment in the amount of $6.4 million.

Reserves for non-returnable inventory represent write-downs that reduce the cost basis of the asset. These write-downs are based on Barnes & Noble Education’s history of liquidating non-returnable inventory. Reserve calculations are sensitive to certain assumptions, including markdowns and inventory aging. Barnes & Noble Education does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the non-returnable inventory reserve. However, if assumptions based on Barnes & Noble Education’s history of liquidating non-returnable inventory are incorrect, Barnes & Noble Education may be exposed to losses or gains that could be material. A 10% change in actual non-returnable inventory would have affected pre-tax earnings by approximately $5.2 million in fiscal year 2026.

For Barnes & Noble Education’s physical bookstores, Barnes & Noble Education also estimates and accrues shortage for the period between the last physical count of inventory and the balance sheet date. Shortage rates are estimated and accrued based on historical rates and can be affected by changes in merchandise mix and changes in actual shortage trends. Barnes & Noble Education does not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate shortage rates. However, if Barnes & Noble Education’s estimates regarding shortage rates are incorrect, Barnes & Noble Education may be exposed to losses or gains that could be material. A change of 10 basis points of actual shortage rates would not have a material impact on pre-tax earnings in fiscal year 2026.

Evaluation of Impairment of Long-Lived Assets

As of April 30, 2026, the Company’s long-lived assets include Property and equipment, net; Operating lease right-of-use assets; and Intangible assets, net of $68.2 million, $122.2 million, and $87.7 million, respectively, on the Consolidated Balance Sheets.

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

During the fiscal years ended April 30, 2026 and 2025, Barnes & Noble Education evaluated certain of its store-level long-lived assets for impairment. For the fiscal year ended April 30, 2026, based on the results of the impairment tests, Immersion’s basis in Barnes & Noble Education’s long-lived assets recognized an impairment loss (noncash) of $5.1 million (both pre-tax and after-tax), comprised of $2.3 million and $2.8 million of operating lease right-of-use assets and property and equipment, respectively. For the from June 10, 2024 to April 30, 2025 based on the results of the impairment tests, Immersion’s basis in Barnes & Noble Education’s long-lived assets recognized an impairment loss (noncash) of $1.2 million (both pre-tax and after-tax), comprised of $0.6 million and $0.6 million of operating lease right-of-use assets and property and equipment, net, respectively. These impairments are presented within Impairment loss on the Consolidated Statement of Operations.

The fair value of the impaired long-lived assets was determined using an income approach (Level 3 input), using the Company’s best estimates of the amount and timing of future discounted cash flows, based on historical experience, market conditions, current trends and performance expectations.

See Note 6. Investments and Fair Value Measurements in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information.

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

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. However, if actual results are not consistent with estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. A 10% decrease in our estimated discounted cash flows would not have materially affected the results of our operations for the fiscal year ended April 30, 2026.

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

In applying ASC 740 to our Korean withholding tax exposure related to royalties from Samsung, management exercises significant judgment in evaluating the technical merits and sustainability of the underlying tax positions, including the interpretation of Korean domestic law and the Korea–U.S. tax treaty. The adverse Regional Tax Office Appeal decision in

November 2025, and our resulting obligation to reimburse Samsung for approximately $9.7 million of withholding taxes, reflects a change in our assessment of the more‑likely‑than‑not outcome and required us to recognize the related tax expense and liability in fiscal 2026. In addition, and due to this decision, the Company decided to discontinue litigation related to certain Korean withholding tax matters involving LGE during the third quarter of fiscal 2026. Because the recoverability of provisional deposits previously made in connection with those matters depended on successful resolution of the related proceedings, the Company concluded that the remaining carrying amount of such deposits was not recoverable and reduced the carrying amount of the related long-term deposits to zero.

Future developments in Korean administrative or judicial practice, or additional information about similar tax controversies, could require further adjustments to our income tax provision and related uncertain tax positions.

See Note 17. Income Taxes in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements

See Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for additional information regarding the effect of new accounting pronouncements on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

IMMERSION CORPORATION

Fiscal Year Ended April 30, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Immersion Corporation

Aventura, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Immersion Corporation (the “Company”) as of April 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2026 and 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Transactions - Product Sales

As described in Notes 2 and 5 to the consolidated financial statements, the majority of Barnes & Noble Education’s revenue was derived from the sale of products through its bookstore locations, including virtual bookstores, and its bookstore affiliated e-commerce websites. Barnes & Noble Education’s total revenue from product sales was approximately $1.49 billion for the fiscal year ended April 30, 2026.

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

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the accuracy and existence of revenue transactions, on a sample basis, by inspecting invoices, evidence of delivery of physical and digital content, and evidence of cash collected, where applicable.

•
Obtaining confirmations directly from certain customers.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2024.

San Francisco, California

July 24, 2026

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)	April 30, 2026	April 30, 2025
ASSETS
Immersion
Cash and cash equivalents	$129,868	$63,550
Investments – current	42,168	88,789
Accounts receivable, net	2,112	2,767
Prepaid expenses and other current assets	16,540	11,331
	190,688	166,437
Barnes & Noble Education
Cash and cash equivalents	8,418	9,058
Accounts receivable, net	116,526	98,075
Merchandise inventories, net	298,347	299,564
Textbook rental inventories, net	27,035	26,439
Prepaid expenses and other current assets	34,138	32,250
	484,464	465,386
Total Current Assets	675,152	631,823
Immersion
Property and equipment, net	57	113
Investments – noncurrent	—	13,880
Long-term deposits	188	6,188
Other assets – noncurrent	19,917	27,362
	20,162	47,543
Barnes & Noble Education
Property and equipment, net	68,160	95,702
Intangible assets, net	87,733	91,581
Goodwill	69,162	69,162
Operating lease right-of-use assets	122,238	155,281
Other assets - noncurrent	9,735	11,181
	357,028	422,907
Total Assets	$1,052,342	$1,102,273

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

IMMERSION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share data)	April 30, 2026	April 30, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Immersion
Accounts payable	$16	$13
Accrued compensation	41	343
Deferred revenue – current	2,926	2,938
Other current liabilities	12,379	10,240
	15,362	13,534
Barnes & Noble Education
Accounts payable	135,564	148,848
Accrued liabilities	64,522	44,295
Deferred revenue – current	10,419	10,411
Operating lease liabilities – current	67,484	48,796
	277,989	252,350
Total Current Liabilities	293,351	265,884
Immersion
Deferred revenue – noncurrent	2,864	5,790
Deferred income taxes – noncurrent	14,177	11,034
Other long-term liabilities	11,726	13,344
	28,767	30,168
Barnes & Noble Education
Deferred income taxes – noncurrent	2,225	4,193
Operating lease liabilities – noncurrent	84,197	121,093
Deferred revenue – noncurrent	2,774	3,155
Other long-term liabilities	2,623	15,987
Long-term borrowings	71,000	103,098
	162,819	247,526
Total Liabilities	484,937	543,578
Commitments and contingencies (Note 19)
Stockholders’ Equity
Common stock – $0.001 per share par value; 100,000,000 shares authorized; 50,374,852 and 33,125,749 shares issued and outstanding, respectively, at April 30, 2026; 49,433,320 and 32,502,969 shares issued and outstanding, respectively, at April 30, 2025	50	49
Additional paid-in capital	379,644	374,327
Accumulated other comprehensive income (loss)	122	535
Accumulated earnings (deficit)	31,165	34,691
Treasury stock – 17,249,103 and 16,930,351 shares, respectively, at cost	(113,816)	(111,477)
Total Stockholders’ Equity Attributable to Immersion Corporation Stockholders	297,165	298,125
Noncontrolling interest in consolidated subsidiaries	270,240	260,570
Total Stockholders’ Equity	567,405	558,695
Total Liabilities and Stockholders’ Equity	$1,052,342	$1,102,273

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended April 30,
(In thousands, except per share data)	2026	2025
REVENUES
Immersion
Royalty and license	$15,924	$74,073
Barnes & Noble Education
Product and other	1,564,365	1,342,437
Rental income	150,405	139,366
	1,714,770	1,481,803
Total revenues	1,730,694	1,555,876
COST OF SALES (excludes depreciation and amortization expense)
Barnes & Noble Education
Product and other cost of sales	1,279,860	1,048,829
Rental cost of sales	79,551	75,346
Total cost of sales	1,359,411	1,124,175
OPERATING EXPENSES
Immersion
Selling and administrative expenses	12,153	25,757
Barnes & Noble Education
Selling and administrative expenses	288,487	252,754
Depreciation and amortization expense	42,499	35,274
Impairment loss	5,089	1,247
Other (income) expense	(2,859)	(1,351)
	333,216	287,924
Total operating expenses	345,369	313,681
Operating Income (Loss)	25,914	118,020
Interest income and other income (expense), net	12,317	15,533
Interest expense	12,202	14,261
Income (Loss) Before Income Taxes	26,029	119,292
Income tax benefit (expense)	(16,816)	(25,710)
Net Income (Loss)	9,213	93,582
Less: Net income (loss) attributable to noncontrolling interest	4,689	29,298
Net Income (Loss) Attributable to Immersion Stockholders	$4,524	$64,284

Earnings Per Common Share Attributable to Immersion stockholders
Basic	$0.14	$1.94
Diluted	$0.14	$1.90
Weighted Average Common Shares Outstanding
Basic	32,864	32,219
Diluted	33,127	33,003

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended April 30,
(In thousands)	2026	2025
Net Income (Loss)	$9,213	$93,582
Change in unrealized gains (losses) on available-for-sale securities	(413)	(1,484)
Comprehensive Income (Loss)	$8,800	$92,098
Less: Comprehensive income (loss) attributable to noncontrolling interest	4,689	29,298
Comprehensive Income (Loss) Attributable to Immersion Stockholders	$4,111	$62,800

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional	Accumulated Other	Accumulated			Total Stockholders'		Total
	Common Stock		Paid-In	Comprehensive	Earnings	Treasury Stock		Equity Attributable	Noncontrolling	Stockholders'
(In thousands, except shares)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	to Immersion Stockholder	Interest	Equity
Balances at April 30, 2024	48,047,329	$48	$322,786	$2,019	$(18,263)	16,192,492	$(105,360)	$201,230	$—	$201,230
Barnes & Noble Education acquisition	—	—	—	—	—	—	—	—	203,657	203,657
Net income (loss)	—	—	—	—	64,284	—	—	64,284	29,298	93,582
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(1,484)	—	—	—	(1,484)	—	(1,484)
Sale of BNED Common Stock, net of commissions	—	—	(5,495)	—	—	—	—	(5,495)	83,556	78,061
Rebalancing of controlling and noncontrolling interest	—	—	61,939	—	—	—	—	61,939	(61,939)	—
Release of restricted stock units and awards, net of shares withheld for payroll taxes	1,197,209	1	(1)			427,216	(3,741)	(3,741)	—	(3,741)
Shares issued in lieu of cash compensation	188,782	—	1,584	—	—	—	—	1,584	—	1,584
Tax effects of changes in controlling and noncontrolling interest	—	—	(12,417)	—	—	—	—	(12,417)	—	(12,417)
Share repurchases	—	—	—	—	—	310,643	(2,376)	(2,376)	—	(2,376)
Dividends declared	—	—	(1,524)	—	(11,330)	—	—	(12,854)	—	(12,854)
Stock-based compensation	—	—	7,455	—	—	—	—	7,455	5,998	13,453
Balances at April 30, 2025	49,433,320	$49	$374,327	$535	$34,691	16,930,351	$(111,477)	$298,125	$260,570	$558,695
Net income (loss)	—	—	—	—	4,524	—	—	4,524	4,689	9,213
Unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(413)	—	—	—	(413)	—	(413)
Rebalancing of controlling and noncontrolling interest	—	—	586	—	—	—	—	586	(586)	—
Release of restricted stock units and awards, net of shares withheld for payroll taxes	866,669	1	(1)	—	—	317,052	(2,329)	(2,329)	—	(2,329)
Shares issued in lieu of cash compensation	74,863	—	491	—	—	—	—	491	—	491
Tax effects of changes in controlling and noncontrolling interest	—	—	(125)	—	—	—	—	(125)	—	(125)
Share repurchases	—	—	—	—	—	1,700	(10)	(10)	—	(10)
Dividends declared	—	—	—	—	(8,050)	—	—	(8,050)	—	(8,050)
Equity-issuance costs	—	—	(273)	—	—	—	—	(273)	(562)	(835)
Stock-based compensation	—	—	4,639	—	—	—	—	4,639	6,129	10,768
Balances at April 30, 2026	50,374,852	$50	$379,644	$122	$31,165	17,249,103	$(113,816)	$297,165	$270,240	$567,405

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$9,213	$93,582
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation and amortization expense	42,602	35,373
Stock-based compensation	10,768	13,689
Impairment loss	5,089	1,247
Loss on disposal of property and equipment	2,323	1,130
Deferred income taxes	(656)	7,088
Net losses (gains) on investment in marketable securities	3,751	(1,398)
Net gains on derivative instruments	(9,409)	(3,987)
Shares issued to an employee in lieu of cash compensation	491	1,589
Income tax expense related to write-down of long-term deposits	5,908	—
Other noncash	51	1,327
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	(17,634)	17,616
Merchandise inventories	1,215	37,179
Textbook rental inventories	(596)	(21,281)
Prepaid expenses and other current assets	(7,006)	5,039
Changes in lease right-of-use assets and liabilities	12,875	(18,071)
Long-term deposits	52	61
Other assets	9,024	(25,339)
Accounts payable and accrued liabilities	7,708	(188,998)
Other current liabilities	(30)	(7,774)
Deferred revenue	(3,311)	(9,222)
Other long-term liabilities	(13,362)	3,574
Net cash flows provided by (used in) operating activities	59,066	(57,576)
Cash flows from investing activities:
Purchases of marketable securities and other investments	(62,740)	(101,988)
Proceeds from sale or maturities of marketable securities and other investments	118,907	138,885
Proceeds from sale of derivative instruments	24,148	16,851
Payments for settlement of derivative instruments	(12,618)	(8,549)
Acquisition of business net of cash acquired	—	(31,379)
Purchase of property and equipment	(16,196)	(11,237)
Proceeds from disposal of property and equipment	—	792
Net cash flows provided by (used in) investing activities	51,501	3,375
Cash flows from financing activities:
Proceeds from borrowings	812,900	836,153
Repayment of borrowing	(845,000)	(834,290)
Proceeds from sale of Barnes & Noble Education common stock, net of commissions and issuance costs	—	78,061
Payment of deferred financing costs	(1,900)	—
Dividends payments to stockholders	(8,050)	(12,854)
Payment for purchases of treasury stock	(10)	(2,376)
Shares withheld to cover payroll taxes	(2,329)	(3,741)
Payment of finance lease principal	(365)	—
Net cash flows provided by (used in) financing activities	(44,754)	60,953
Net increase (decrease) in cash, cash equivalents, and restricted cash	65,813	6,752
Cash, cash equivalents, and restricted cash:
Beginning of period	92,273	85,521
End of period	$158,086	$92,273

The accompanying Notes to the Consolidated Financial Statements are an integral part of the financial statements.

IMMERSION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Reconciliation of Cash, Cash equivalents, and Restricted cash for Consolidated Balance Sheets:

(In thousands)	2026	2025
Cash and cash equivalents:
Immersion	$129,868	$63,550
Barnes & Noble Education	8,418	9,058
	138,286	72,608
Barnes & Noble Education restricted cash reported as:
Prepaid expenses and other current assets	17,422	17,332
Other assets - noncurrent	2,378	2,333
Total restricted cash	19,800	19,665
Total cash, cash equivalents, and restricted cash	$158,086	$92,273

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20,047	$16,526
Cash paid for interest	12,531	15,862

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

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc. (“Barnes & Noble Education”), a Delaware corporation. See Note 3. Business Combination for additional information about the acquisition. The financial results of Barnes & Noble Education have been included from the acquisition date of June 10, 2024.

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

The noncontrolling interest on the Consolidated Statements of Operations represents the portion of earnings or loss attributable to the interest in Barnes & Noble Education held by other owners. The noncontrolling interest on the Consolidated Balance Sheet represents the portion of our net assets attributable to the other owners, based on the portion of the interest owned by such owners. At April 30, 2026 and 2025, the noncontrolling interest in Barnes & Noble Education was $270.2 million and $260.6 million, respectively. At the end of each reporting period, equity related to Barnes & Noble Education that is attributable to Immersion and the other owners is rebalanced to reflect Immersion’s and the other owners’ ownership in Barnes & Noble Education.

These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and with the instructions for Form 10-K and the applicable articles of Regulation S-X.

Due to their nonhomogeneous operations, our Consolidated Balance Sheets as of April 30, 2026 and 2025, and Consolidated Statement of Operations for the fiscal years ended April 30, 2026 and 2025, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities, and operations of Barnes & Noble Education's business. All of the assets of Barnes & Noble Education, reported on the Consolidated Balance Sheets, can be used only to settle obligations of Barnes & Noble Education. None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion.

Reporting Periods

The Company’s fiscal year begins on May 1 and ends on April 30. Therefore, the financial results of the current fiscal year may not be comparable to prior fiscal years. References throughout these Consolidated Financial Statements refer to Immersion’s Fiscal 2026 for the fiscal year ended April 30, 2026.

Barnes & Noble Education’s Fiscal year is comprised of 52 or 53 weeks, ending on the Saturday closest to the last day of April. The financial information presented in these Consolidated Financial Statements includes the financial information of Barnes & Noble Education for the fiscal year ended May 2, 2026 and the period from June 10, 2024 to May 3, 2025.

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

Goodwill and Indefinite-Lived Intangible Assets

The goodwill represents the future economic benefit attributable to Barnes & Noble Education’s assembled workforce and the indefinite-lived intangible assets represent the future economic benefit attributable to the Barnes & Noble Education trade name. As such, the carrying value of the goodwill and trade name have been allocated to the Barnes & Noble Education segment and none of the goodwill or the indefinite-lived intangible assets have been allocated to the Immersion segment.

Goodwill and indefinite-lived intangible assets are not amortized but instead are tested for impairment at least annually. Immersion’s goodwill and indefinite-lived intangible assets test first assesses qualitative factors to determine whether goodwill and indefinite-lived intangible assets are likely impaired. We monitor these factors on a quarterly basis for potential indicators of impairment. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill or that the fair value of the indefinite-lived intangible asset is less than its carrying amount, Immersion will then perform a quantitative impairment test. Changes in goodwill may result from, among other things, impairments, future acquisitions, or future divestitures. Goodwill is required to be tested for impairment at the reporting unit level, which is an operating segment, or one level below the operating segment. The impairment test for indefinite-lived intangible assets is performed at reporting unit level. The Company performed the annual impairment test during the fourth quarter of our fiscal year 2026 and no impairment was recognized for the fiscal year ended April 30, 2026.

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

Barnes & Noble Education evaluated certain of its long-lived assets in the retail business for impairment and based on the results of the impairment tests, noncash impairment losses of $5.1 million and $1.2 million were recognized for the fiscal years ended April 30, 2026 and 2025, respectively.

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

See Note 9. Impairment of Long-Lived Assets for additional information.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is U.S. dollars. Gains and losses from the remeasurement of the financial statements of the foreign subsidiaries into U.S. dollars and from foreign currency transactions are reported as Interest income and other income (expense), net in our Consolidated Statements of Operations.

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

Deferred revenue that will be recognizable during the succeeding 12-month period is recorded as Deferred Revenue - current, and the remaining deferred revenue is recorded as Deferred Revenue - noncurrent on the Consolidated Balance Sheets. See Note 5. Revenue for additional information.

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

Restricted Cash

As of April 30, 2026 and 2025, the Company had restricted cash of $19.8 million and $19.7 million, respectively, comprised of $17.4 million and $17.3 million, respectively, in Prepaid expenses and other current assets on the Consolidated Balance Sheets related to segregated funds for commission due to Lids for logo merchandise sales as per the Lids service provider merchandising agreement and $2.4 million and $2.4 million, respectively, in Other assets - noncurrent on the Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans. The restricted cash was part of net assets acquired as part of the acquisition of Barnes & Noble Education.

Investments in Marketable Securities

Equity Securities. We hold marketable equity investments over which we do not have a controlling interest or significant influence. Our investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations.

As of April 30, 2026, our marketable equity securities primarily consisted of mutual funds and corporate common and preferred stocks. Marketable equity investments are reported as Investment-current on the Consolidated Balance Sheets. They are measured using quoted prices in active markets with changes recorded in Interest income and other income (expense), net on the Consolidated Statements of Operations.

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

Unrealized gains on available-for-sale securities are included in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, except for credit-related impairment losses for available-for-sale debt securities. Available-for-sale securities in an unrealized loss position are written down to its fair value with the corresponding charge recorded in Interest income and other income (expense), net, on our Consolidated Statements of Operations, if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or we have the intention to sell the security. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in Interest income and other income (expense), net in the Consolidated Statements of Operations. As of April 30, 2026, we did not have any available-for-sale debt securities with unrealized loss positions.

We elected to exclude the applicable accrued interest from both the fair value and amortized cost basis. Applicable accrued interest, net of the allowance for credit losses (if any), of nil and $0.6 million, were recorded in Accounts and other receivables on the Consolidated Balance Sheets as of April 30, 2026 and 2025, respectively.

Realized gains and losses from the sales of available-for-sale debt securities are determined based on the specific identification method and are reported in Interest income and other income (expense), net in the Consolidated Statements of Operations.

Derivative Financial Instruments

We invest in derivatives that are not designated as hedging instruments and which consist of call and put options. When we sell call or put options, the premium received is reported as Other current liabilities on our Consolidated Balance Sheets. When we purchase put or call options, the premium paid is reported as Investments-current on our Consolidated Balance Sheets. The carrying value of these options is adjusted to the fair value, measured using the practical expedient of the midpoint of the bid-ask spread, at the end of each reporting period until the options expire. Gains and losses recognized from the periodic adjustments to fair value are recognized as Interest income and other income (expense), net on our Consolidated Statements of Operations.

Accounts Receivable

Receivables represent customer, private and public institutional and government billings (colleges, universities, and other financial-aid providers), credit/debit card receivables, advances for book buybacks, advertising, and other receivables due within one year. The following summarizes the components of our Accounts receivable, net balance presented on the Consolidated Balance Sheets for the following periods (in thousands):

	April 30, 2026	April 30, 2025
Immersion
Accounts receivable, net	$2,112	$2,767

Barnes & Noble Education
Trade Accounts, net	67,749	54,952
Advances for book buybacks	677	993
Credit/debit card receivables	7,535	14,991
Other receivables	40,565	27,139
	116,526	98,075
Total receivables, net	$118,638	$100,842

As of April 30, 2026 and 2025, the allowance for expected credit losses included on the Consolidated Balance Sheets of Immersion were not material.

The following summarizes the changes to the allowance for expected credit losses related to Barnes & Noble Education’s accounts receivable (in thousands):

	For the Fiscal Year Ended April 30, 2026	From June 10, 2024 to April 30, 2025
Allowance, beginning of period	$2,148	$—
Current period provision	3,172	4,016
Recoveries	(2,246)	(1,868)
Write-offs charged against allowance	(2,097)	—
Allowance, end of period	$977	$2,148

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

Barnes & Noble Education. A significant portion of Barnes & Noble Education’s purchases are from a related-party supplier and accounted for approximately 50% and 45% of Barnes & Noble Education’s total purchases for the fiscal years ended April 30, 2026 and 2025, respectively. In accordance with ASC 850 – Related Parties, Barnes & Noble Education discloses this related-party relationship and evaluates all transactions with this supplier to ensure they are conducted on terms comparable to those with unrelated parties. While Barnes & Noble Education actively monitors supplier performance, seeks to diversify its supplier base, and when feasible, pursues alternative sources of supply, a disruption in the supply chain of this supplier could have a material adverse effect on the Barnes & Noble Education’s operations and financial results. See Note 11. Related-Party Transactions for additional information on related-party transactions.

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

Cost is determined primarily by the retail inventory method for Barnes & Noble Education’s retail business. Textbook and trade book inventories for retail and wholesale are valued using the LIFO method. For the fiscal year ended April 30, 2026, there was no required LIFO adjustment. For the fiscal year ended April 30, 2025, Barnes & Noble Education recorded a LIFO adjustment in the amount of $6.4 million.

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

Cloud Computing Arrangements

Implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract are amortized to hosting expense over the term of the arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. Implementation costs are included in Prepaid expenses and other assets in the Consolidated Balance Sheets and amortized to Selling and administrative expense in the Consolidated Statements of Operations. As of April 30, 2026 and 2025, implementation costs incurred in cloud computing arrangements reflected in Prepaid and other assets in the Consolidated Balance Sheets were $3.5 million and $5.5 million, respectively. Amortization of implementation costs in Selling and administrative expense in the Consolidated Statement of Operations was $3.7 million and $2.5 million for the fiscal year ended April 30, 2026 and the period from June 10, 2024 to April 30, 2025, respectively.

Property and Equipment, net

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over estimated useful lives. Maintenance and repairs are expensed as incurred, however major maintenance and remodeling costs are capitalized if they extend the useful life of the asset. For the fiscal years ended April 30, 2026 and 2025, depreciation expense of $38.7 million and $32.0 million, respectively, was included in the Consolidated Statement of Operations.

The components of Property and equipment, net are as follows (in thousands):

	Useful Life	April 30, 2026	April 30, 2025
Property and equipment
Leasehold improvements	(a)	$32,869	$33,483
Machinery, equipment, and display fixtures	5 years	48,829	46,552
Computer hardware and capitalized software	(b)	36,789	33,184
Office furniture and others	5 - 7 years	14,848	13,406
Construction in progress		1,767	1,698
Total property and equipment		135,102	128,323
Less: Accumulated depreciation and amortization		(66,885)	(32,508)
Total property and equipment, net		$68,217	$95,815

(a)
Leasehold improvements are capitalized and depreciated over the shorter of the lease term or the useful life of the improvements, from 5 to 15 years.
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

Patent Defense Costs

Costs associated with patent applications, patent prosecution, patent defense and the maintenance of patents are charged to expense as incurred and included in Selling and administrative expenses on the Consolidated Statements of Operations.

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

Advertising Costs

The costs of advertising are expensed as incurred during the year pursuant to ASC No. 720-35, Advertising Costs. There were advertising costs of $4.1 million and $4.7 million of advertising costs included in Selling and administrative expenses on the Consolidated Statement of Operations for the fiscal year ended April 30, 2026 and the period from June 10, 2024 to April 30, 2025, respectively.

Recently Adopted Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2025-07 (“ASU 2025-07”), Derivatives and Hedging (Topic 815) ("Topic 815") and "Revenue from Contracts with Customers (Topic 606)." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company adopted ASU No. 2025-07 during the fiscal quarter ending October 31, 2025. See Note 15. Participation Interest Purchase Agreement for additional information.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances annual income tax disclosure requirements, including additional information related to the effective tax rate reconciliation and income taxes paid. The Company adopted this guidance on a prospective basis during the fourth quarter of fiscal 2026. Adoption of the ASU did not impact the Company's consolidated financial position, results of operations, cash flows, or earnings per share, but resulted in enhanced income tax disclosures. See Note 17. Income Taxes for additional information.

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

As a result of the Transactions, we acquired 42% of all outstanding common shares of Barnes & Noble Education, as well as control over Barnes & Noble Education through five Immersion-appointed board seats. The total cash consideration transferred was approximately $50.1 million after the $2.5 million Backstop Commitment and $2.1 million in transaction costs, incurred by Immersion but reimbursed by Barnes & Noble Education. For the fiscal year ended April 30, 2025, Immersion incurred costs related to this acquisition of $1.2 million, inclusive of the expenses reimbursed by Barnes & Noble Education, that were expensed as incurred and recorded in Selling and administrative expenses in the accompanying Consolidated Statement of Operations. The acquisition aims to expand Immersion's offerings, increase its customer reach, and diversify into the education sector.

The fair value of the noncontrolling interest of $203.7 million on the Closing Date was calculated using the acquisition-date fair value of $13.40 per share multiplied by the number of noncontrolling interest shares.

The acquisition was accounted for as a business combination and the total purchase price was allocated to the net tangible and intangible assets and liabilities based on their fair values on the acquisition date with the excess recorded as goodwill. The amounts presented below include the final measurement period adjustments to finalize the purchase price allocation and were recorded during the fiscal year ended April 30, 2025. See Note 8. Goodwill and Intangible Assets for additional information.

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

The following unaudited pro forma combined financial information gives effect to the acquisition of Barnes & Noble Education as if it was consummated on May 1, 2024 (the beginning of the comparable prior reporting period), and includes pro forma adjustments related to the amortization of acquired intangible assets and other adjustments that were not material.

This unaudited data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on May 1, 2024. It should not be taken as representative of future results of operations of the combined company.

The following presents the unaudited pro forma combined financial information (in thousands):

Fiscal Year Ended April 30, 2025
Revenues	$1,684,243
Net Income (Loss)	(14,551)

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

Due to the nonhomogeneous operations of Immersion and Barnes & Noble Education, the Company’s Consolidated Balance Sheets and Consolidated Statement of Operations for the fiscal year ended April 30, 2026 and 2025, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities, and operations of Barnes & Noble Education’s business. Our Consolidated Statements of Operations includes each segment’s significant segment expenses. Summarized financial information for our reportable segments is reported below (in thousands):

	Fiscal Years Ended April 30,
	2026	2025
REVENUES
Immersion	$15,924	$74,073
Barnes & Noble Education	1,714,770	1,481,803
Total revenues	1,730,694	1,555,876

COST OF SALES (excludes depreciation and amortization expense)
Barnes & Noble Education	1,359,411	1,124,175
OPERATING EXPENSES
Immersion
Selling and administrative expenses	12,153	25,757
Barnes & Noble Education
Selling and administrative expenses	288,487	252,754
Depreciation and amortization expense	42,499	35,274
Impairment loss	5,089	1,247
Other (income) expense	(2,859)	(1,351)
	333,216	287,924
Total operating expenses	345,369	313,681
OPERATING INCOME (LOSS)
Immersion	3,771	48,316
Barnes & Noble Education	22,143	69,704
Operating Income (Loss)	$25,914	$118,020

The reconciliation between segment operating income (loss) and income (loss) before income taxes is included within our Consolidated Statements of Operations.

Geographically, Immersion’s revenues have historically been concentrated in Asia, primarily in Japan and Korea. The geographic distribution of revenues for Asia, Europe, and North America for the fiscal year ended April 30, 2026, represented 73%, 2%, and 25%, respectively, of our total revenue as compared to 87%, 8%, and 5%, respectively for the fiscal year ended April 30, 2025.

The following table is a summary of Property and Equipment Additions and Total Assets by reportable segment (in thousands):

	Fiscal Years Ended April 30,
	2026	2025
Property and Equipment Additions
Immersion	$—	$7
Barnes & Noble Education	16,196	11,230
Total property and equipment additions	$16,196	$11,237

Total Assets
Immersion	$210,850	$213,980
Barnes & Noble Education	841,492	888,293
Total assets	$1,052,342	$1,102,273

As of April 30, 2026, 87% and 13% of Immersion’s long-lived assets were located in Canada and the U.S., respectively, and Barnes & Noble Education’s long-lived assets were located in the U.S. As of April 30, 2025, 92% and 8% of Immersion’s long-lived assets were located in Canada and the U.S., respectively, and Barnes & Noble Education’s long-lived assets were located in the U.S.

5. REVENUE

Immersion

Disaggregated Revenue

The following presents the disaggregation of Immersion’s revenue for these periods (in thousands):

	Fiscal Years Ended April 30,
	2026	2025
Fixed fee license revenue	$2,963	$62,519
Per-unit royalty revenue	12,961	11,554
Total royalty and license revenue	$15,924	$74,073

Contract Assets

At April 30, 2026, we had contract assets of $8.2 million included within Prepaid expenses and other current assets and $19.8 million within Other assets - noncurrent on the Consolidated Balance Sheets. As of April 30, 2025, we had contract assets of $7.8 million included within Prepaid expenses and other current assets and $27.4 million included within Other assets - noncurrent on the Consolidated Balance Sheets.

Contract assets decreased by approximately $(7.2) million for the fiscal year ended April 30, 2026, primarily due to the actual billing of unbilled amounts during the fiscal year ended April 30, 2026. Contract assets increased by $28.5 million for the fiscal year ended April 30, 2025, primarily due to an increase in unbilled revenue related to the new contracts we entered into during the fiscal year ended April 30, 2025.

Deferred Revenue

The following table presents changes in deferred revenue associated with Immersion’s contract liabilities (in thousands):

	Fiscal Years Ended April 30,
	2026	2025
Deferred revenue beginning of the period	$8,728	$20,472
Additions to deferred revenue during the period	-	882
Reductions to deferred revenue for revenue recognized during the period	(2,938)	(12,626)
Deferred revenue balance end of the period	$5,790	$8,728

Revenue recognized during the fiscal years ended April 30, 2026 and 2025 that was included in the deferred revenue balance at the beginning of the period was $2.9 million and $12.5 million, respectively.

Based on contracts signed and payments received at April 30, 2026, we expect to recognize $5.8 million in revenue under our fixed fee license agreements, which are satisfied over time, including $5.5 million over one to three years, and $0.3 million over more than three years.

Barnes & Noble Education

Revenue from sales of Barnes & Noble Education’s products and services is recognized either at the point in time when control of the products is transferred to its customers or over time as services are provided in an amount that reflects the consideration Barnes & Noble Education expects to be entitled to in exchange for the products or services.

Disaggregated Revenue

The following table disaggregated the revenue associated with Barnes & Noble Education’s major products and service offerings (in thousands):

	Fiscal Year Ended April 30, 2026	From June 10, 2024 to April 30, 2025
Course material product sales	$1,128,820	$937,235
General merchandise product sales (a)	358,101	325,298
Services and other revenue (b)	77,444	79,904
Total product and other revenue	1,564,365	1,342,437
Course materials rental income	150,405	139,366
Total revenue	$1,714,770	$1,481,803

(a)
Logo general merchandise sales are recognized on a net basis as commission revenue in the consolidated financial statements.
(b)
Service and other revenue primarily relates to brand marketing programs and other service revenues.

Contract Assets and Contract Liabilities

Contract assets represent the sale of goods or services to a customer before we have the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts receivable when the rights become unconditional. Contract assets (unbilled receivables) were $1.2 million and $0.6 million at May 2, 2026 and May 3, 2025, respectively, on Barnes & Noble Education’s Consolidated Balance Sheets.

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

Deferred Revenue

The following table presents changes in deferred revenue associated with Barnes & Noble Education's contract liabilities (in thousands):

	Fiscal Year Ended April 30, 2026	From June 10, 2024 to April 30, 2025
Deferred revenue at beginning of period	$13,566	$11,044
Additions to deferred revenue during the period	179,893	173,969
Reductions to deferred revenue for revenue recognized during the period	(180,266)	(171,447)
Deferred revenue balance at the end of period	$13,193	$13,566

Revenue recognized during the 52 weeks ended May 2, 2026 and the 53 weeks ended May 3, 2025 that was included in the contract liability balance at the beginning of each respective fiscal year was $10.7 million and $11.5 million respectively.

6. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Immersion invests surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal. The following summarizes our investments in marketable-equity and debt securities as of April 30, 2026 and 2025 (in thousands):

	April 30, 2026	April 30, 2025
Investments – current
Marketable-equity securities	$42,168	$55,784
U.S. treasury securities	—	33,005
Total Investments – current	$42,168	$88,789

	April 30, 2026	April 30, 2025
Investments – noncurrent
Corporate bonds	—	13,880
Total Investments – noncurrent	$—	$13,880

Marketable Securities

Marketable securities consisted of the following as of these periods (in thousands):

	April 30, 2026
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable-equity securities
Equity securities	$47,087	$5,365	$(10,284)	$42,168
Total marketable securities	$47,087	$5,365	$(10,284)	$42,168

	April 30, 2025
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable-equity securities
Equity securities	$63,677	$6,892	$(14,785)	$55,784
Marketable-debt securities
U.S. treasury securities	32,674	331	—	33,005
Corporate bonds	13,802	147	(69)	13,880
Total marketable-debt securities	46,476	478	(69)	46,885
Total marketable securities	$110,153	$7,370	$(14,854)	$102,669

Derivative Financial Instruments

Immersion’s derivative instruments consisted of call and put options sold at their fair value at the balance sheet date. These derivative instruments are reported as Other current liabilities on our Consolidated Balance Sheets as of April 30, 2026 and 2025 (in thousands):

	April 30, 2026
	Cost	Unrealized Gains (Losses)	Fair Value
Derivative instruments	$10,690	$1,185	$11,875
Total	$10,690	$1,185	$11,875

	April 30, 2025
	Cost	Unrealized Gains (Losses)	Fair Value
Derivative instruments	$6,045	$3,709	$9,754
Total	$6,045	$3,709	$9,754

The following summarizes the realized and unrealized gains and losses from Immersion’s equity securities and derivative instruments and realized gains and losses from our marketable-debt securities for the following periods (in thousands):

	Fiscal Year Ended April 30, 2026	Fiscal Year Ended April 30, 2025
Net unrealized gains (losses) recognized on marketable-equity securities	$2,974	$(7,744)
Net realized gains (losses) recognized on marketable-equity securities	(6,618)	6,538
Net unrealized gains (losses) recognized on derivative instruments	2,525	(6,204)
Net realized gains (losses) recognized on derivative instruments	6,884	10,192
Net realized gains (losses) recognized on marketable-debt securities	(107)	2,604
Total net gains (losses) recognized in interest income and other income (expense), net	$5,658	$5,386

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

Barnes & Noble Education granted phantom share units as long-term incentive awards that are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. At April 30, 2026 a liability was recorded, which is not material to the balance sheet (Level 2 input) and is reflected in Accrued liabilities on the Consolidated Balance Sheets. See Note 12. Stock-Based Compensation for additional information.

Immersion’s financial instruments measured at fair value, on a recurring basis, at April 30, 2026 and 2025, are classified based on the valuation technique below (in thousands):

	April 30, 2026
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Money market funds (within cash and cash equivalents)	$109,631	$—	$—	$109,631
Equity securities	42,168	—	—	42,168
Total assets at fair value	$151,799	$—	$—	$151,799

Liabilities
Derivative instruments	$2,166	$9,709	$—	$11,875
Total liabilities at fair value	$2,166	$9,709	$—	$11,875

	April 30, 2025
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (within cash and cash equivalents)	$59,747	$—	$—	$59,747
U.S. treasury securities	—	33,005	—	33,005
Equity securities	55,784	—	—	55,784
Corporate bonds	3,272	10,608	—	13,880
Total assets at fair value	$118,803	$43,613	$—	$162,416

Liabilities
Derivative instruments	$6,456	$3,298	$—	$9,754
Total liabilities at fair value	$6,456	$3,298	$—	$9,754

7. LEASES

Immersion

For the fiscal years ended April 30, 2026 and 2025, Immersion’s leases and related activity were not material.

Barnes & Noble Education

Barnes & Noble Education recognizes lease assets and lease liabilities on the Consolidated Balance Sheets for substantially all lease arrangements based on the present value of future lease payments as required by Leases. Barnes & Noble Education’s portfolio of leases consists of operating leases comprised of operating agreements which grant Barnes & Noble Education the right to operate on-campus bookstores at colleges and universities; real estate leases for office and warehouse operations; and vehicle leases. Barnes & Noble Education has one immaterial finance lease and no short-term leases (i.e., those with a term of twelve months or less).

Barnes & Noble Education recognizes an ROU asset and lease liability on the Consolidated Balance Sheets for leases with a term greater than twelve months. Options to extend or terminate a lease are included in the determination of the ROU asset and lease liability when it is reasonably certain that such options will be exercised.

Barnes & Noble Education lease terms generally range from one year to fifteen years, and a number of agreements contain minimum annual guarantees, many of which are adjusted at the start of each contract year based on the actual sales activity of the leased premises for the most recently completed contract year.

Payment terms are based on the fixed rates explicit in the lease, including minimum annual guarantees, and/or variable rates based on: (i) a percentage of revenues or sales arising at the relevant premises (“variable commissions”); and/or (ii) operating expenses, such as common area charges, real estate taxes, and insurance. For contracts with fixed lease payments, including those with minimum annual guarantees, Barnes & Noble Education recognizes lease expense on a straight-line basis over the lease term. For variable commissions, Barnes & Noble Education recognizes lease expense as incurred. Barnes & Noble Education lease agreements do not contain any material residual value guarantees, material restrictions or covenants.

Barnes & Noble Education uses its incremental borrowing rate to determine the present value of fixed lease payments based on the information available at the lease commencement date, if the rate implicit in the lease is not readily determinable. Barnes & Noble Education utilizes an estimated collateralized incremental borrowing rate as of the effective date or the commencement date of the lease, whichever is later.

The following summarizes lease expense for the periods presented below (in thousands):

	Fiscal Year Ended April 30, 2026	From June 10, 2024 to April 30, 2025
Operating lease costs	$55,186	$60,179
Variable lease costs	143,392	59,650
Short-term lease costs	—	16,970
Total lease costs	$198,578	$136,799

The following summarizes Barnes & Noble Education’s minimum fixed lease obligations, excluding variable commissions, at (in thousands):

Operating lease liabilities
Fiscal 2027	$78,772
Fiscal 2028	25,099
Fiscal 2029	21,523
Fiscal 2030	14,919
Fiscal 2031	16,821
Thereafter	7,500
Total lease payments	164,634
Less: imputed interest	(12,953)
Operating lease liabilities at period end	$151,681

Future lease payment obligations related to leases that were entered into, but did not commence at April 30, 2026, were not material.

The following is additional information related to Barnes & Noble Education’s operating leases as of (in thousands except weighted-average information):

	April 30, 2026	April 30, 2025
Weighted-average remaining lease term (in years)	4.4	4.7
Weighted-average discount rate	6.7%	6.8%
Supplemental cash flow information:
Cash payments for lease liabilities within operating activities	$55,343	$110,853
ROU assets obtained in exchange for lease liabilities from initial recognition	42,580	19,977

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

We recognized $69.2 million in goodwill as the result of the business combination with Barnes & Noble Education on June 10, 2024. As of April 30, 2026 and 2025, the Company recorded goodwill of $69.2 million on our Consolidated Balance Sheets.

Intangible Assets, net

The following summarizes our intangible assets, excluding goodwill, recorded as intangible assets on our Consolidated Balance Sheets as of the periods presented below (in thousands):

	April 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (Years)
Trade name	$45,000	N/A	$45,000	Indefinite
Customer relationships	50,000	(7,267)	42,733	11.2
Total	$95,000	$(7,267)	$87,733

	April 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining life (Years)
Trade name	$45,000	N/A	$45,000	Indefinite
Customer relationships	50,000	(3,419)	46,581	12.2
Total	$95,000	$(3,419)	$91,581

Amortization of finite-lived intangible assets is computed using the straight-line method over their estimated useful lives. Trade name is determined to have an indefinite useful life and is not subject to amortization. Amortization expense was $3.8 million and $3.4 million for the fiscal years ended April 30, 2026 and 2025, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company are (in thousands):

Fiscal Year Ended April 30,
2027	$3,846
2028	3,846
2029	3,846
2030	3,846
2031	3,846
Thereafter	23,503
Total	$42,733

9. IMPAIRMENT OF LONG-LIVED ASSETS

Barnes & Noble Education performed long-lived asset impairment testing of the asset groups associated with the affected locations. Each asset group consists of the following assets attributable to each bookstore location or portfolio: (i) operating lease right-of-use ("ROU") assets; (ii) customer relationship intangible assets recognized in connection with the respective bookstore management services agreements; (iii) leasehold improvements, capitalized implementation and signing bonuses, and capital improvement reimbursements classified within property and equipment; and (iv) other assets.

Barnes & Noble Education determined that the carrying values of the affected asset groups were not recoverable, as the sum of the expected undiscounted future cash flows attributable to each asset group was insufficient to recover the respective carrying values given the planned cessation of operations. Accordingly, Barnes & Noble Education measured and recognized an impairment loss equal to the amount by which each asset group's carrying value exceeded its estimated fair value. Fair value was estimated using a discounted cash flow approach; for operating lease ROU assets, fair value reflected the present value of reasonably obtainable sublease income, which was determined to be nominal given the campus-specific nature of the bookstore locations.

For the fiscal years ended April 30, 2026 and 2025, the aggregate impairment charges of $5.1 million and $1.2 million are presented within the Impairment Loss on the Consolidated Statement of Operations and the following tables summarize the impairment charges by asset class (in thousands):

Fiscal Year Ended April 30, 2026
	Property and equipment, net	Operating Lease Right-of-use Assets	Total
Impairment loss	$2,765	$2,324	$5,089

Fiscal Year Ended April 30, 2025
	Property and equipment, net	Operating Lease ROU Assets	Total
Impairment loss	$647	$600	$1,247

10. DEBT

The following summarizes Barnes & Noble Education’s outstanding borrowings for the following periods (in thousands):

	Maturity Date	April 30, 2026	April 30, 2025
Restated ABL Facility	June 9, 2028	$71,000	$103,098

Balance Sheet Classification:
Short-term borrowings		$—	$—
Long-term borrowings		71,000	103,098
Total Long-term borrowings		$71,000	$103,098

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

Interest under the Restated ABL Facility accrues, at the election of Barnes & Noble Education, either (x) based on the Secured Overnight Financing Rate (“SOFR”), which is subject to a floor of 2.5% per annum, plus a spread of 3.5% per annum or (y) at an alternate base rate, which is subject to a floor of 3.5% per annum, plus a spread of 2.5% per annum, provided that, in the event Barnes & Noble Education meets certain financial metrics for a consecutive six-month period beginning and ending after the one-year anniversary of the Closing Date, the foregoing spreads shall be reduced by 0.25% per annum. During the fiscal year ended April 30, 2026 and for the period from June 10, 2024 to April 30, 2025, Barnes & Noble Education incurred interest expense of $12.2 million and $14.3 million, respectively.

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

As a result of the Investigation and related restatement process during the fiscal year ended April 30, 2025, Barnes & Noble Education was unable to deliver its fiscal 2025 annual financial statements, as well as its first and second quarter fiscal 2026 financial statements, by the dates originally required under the Credit Facility. The lenders provided several waivers to extend the reporting deadlines and waive certain related representations and warranties that may have been impacted by the Investigation and related restatement of Barnes & Noble Education’s previously-issued financial statements. The aggregate fees incurred in connection with these waivers totaled approximately $1.0 million and were recognized as interest expense in the Consolidated Statements of Operations for the fiscal year ended April 30, 2026.

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

As of April 30, 2026, Barnes & Noble Education was in compliance with all debt covenants under the Restated ABL Facility.

During the fiscal year ended April 30, 2026, Barnes & Noble Education borrowed $812.9 million and repaid $845.0 million under the Restated ABL Facility, with $71 million of outstanding borrowings under the Restated ABL Facility as of April 30, 2026. As of April 30, 2026, Barnes & Noble Education issued $0.7 million in letters of credit under the Restated ABL Facility.

During the period from June 10, 2024 to April 30, 2025, Barnes & Noble Education borrowed $836.2 million and repaid $834.3 million under the Restated ABL Facility, with $103.1 million of outstanding borrowings under the Restated ABL Facility as of April 30, 2025. As of April 30, 2025, Barnes & Noble Education issued $0.6 million in letters of credit under the Restated ABL Facility.

11. RELATED-PARTY TRANSACTIONS

TopLids LendCo, LLC

In December 2020, Barnes & Noble Education entered into the F/L Relationship to execute a merchandising agreement with Fanatics and Lids which included a strategic equity investment in Barnes & Noble Education by Fanatics, Inc. and Lids Holdings, Inc., jointly as TopLids LendCo, LLC (“TopLids”). On June 7, 2022, Barnes & Noble Education entered into a Term Loan Credit Agreement with TopLids LendCo, LLC and Vital Fundco, LLC (see discussion below). On June 10, 2024, Barnes & Noble Education completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage Barnes & Noble Education’s Consolidated Balance Sheet. TopLids ceased to be a related party during the fourth quarter of fiscal 2025. Total commission revenue from the F/L Relationship was $104.0 million for the period from June 10, 2024 to April 30, 2025. Total receivables from Fanatics was $1.2 million as of April 30, 2025.

VitalSource Technologies, Inc.

On June 7, 2022, Barnes & Noble Education entered into a Term Loan Credit Agreement with TopLids LendCo, LLC (see discussion above) and Vital Fundco, LLC (a subsidiary of Vital Technologies, Inc. (“VitalSource”)). Barnes & Noble Education has contracted with VitalSource to provide digitally formatted courseware, from all major publishers. On June 10, 2024, Barnes & Noble Education completed the Transactions, including the Rights Offering, the Private Investment, the Term Loan Debt Conversion, and the Credit Facility Refinancing, to substantially deleverage Barnes & Noble Education’s Consolidated Balance Sheet. VitalSource owns more than 5% of BNED Common Stock outstanding following the closing of the Transactions. Total purchases from VitalSource were $573.4 million and $398.6 million for the fiscal years ended April 30, 2026 and 2025, respectively. Total accounts payable to VitalSource was $21.5 million and $38.5 million as of April 30, 2026 and 2025, respectively.

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

The following table summarizes our equity incentive program at April 30, 2026 (in thousands):

Common stock shares available for grant	1,555
RSUs outstanding	576
RSAs outstanding	65

Restricted Stock Units

The following summarizes RSU activities for the fiscal year ended April 30, 2026:

	Number of Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at April 30, 2025	1,125	$8.24	1.30
Granted	318	6.43
Vested	(867)	8.43
Outstanding at April 30, 2026	576	$6.95	1.23

During the fiscal year ended April 30, 2026, the fair value of RSU awards that vested was $6.3 million.

Restricted Stock Awards

The following summarizes RSA activities for the fiscal year ended April 30, 2026:

	Number of Restricted Stock Awards (in thousands)	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (Years)
Outstanding at April 30, 2025	—	$—	—
Granted	65	5.73	—
Vested	—	—	—
Forfeited	—	—	—
Outstanding at April 30, 2026	65	$5.73	0.93

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

The following table summarizes the stock-based compensation related to all of our stock-based awards for the following periods (in thousands):

	Fiscal Year Ended April 30, 2026	Fiscal Year Ended April 30, 2025
Stock options	$—	$—
RSUs, RSAs, and PSUs	4,639	7,714
Total	$4,639	$7,714

Selling and administrative expenses	$4,639	$7,714
Total	$4,639	$7,714

As of April 30, 2026, there was $2.6 million of unrecognized compensation cost adjusted for estimated forfeitures related to non-vested stock options, RSUs, RSAs, and PSUs granted to our employees and directors. This unrecognized compensation cost will be recognized over an estimated weighted-average period of approximately 1.19 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Barnes & Noble Education

Barnes & Noble Education has reserved 2,179,093 shares of its common stock for future grants in accordance with the Barnes & Noble Education Inc. Equity Incentive Plan. Types of equity awards that can be granted under the Equity Incentive Plan include options, restricted stock (“RS”), restricted stock units (“RSU”), performance shares (“PS”), performance share units (“PSU”), and phantom share units (or “Phantom Shares”).

Barnes & Noble Education recognizes compensation expense for restricted stock awards and performance share awards ratably over the requisite service period of the award, which is generally three years. Barnes & Noble Education recognizes compensation expense for these awards based on the number of awards expected to vest, which includes an estimated average forfeiture rate. Barnes & Noble Education calculates the fair value of these awards based on the closing stock price on the date the award was granted. For those awards with market conditions, Barnes & Noble Education has determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the requisite service period regardless of whether the market condition is satisfied.

Restricted Stock Awards

An RS award is an award of common stock that is subject to certain restrictions during a specified period. RS awards are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of unvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon (although payment may be deferred until the shares have vested) and are considered to be currently issued and outstanding. RS awards will have a minimum vesting period of one year.

An RSU is a grant valued in terms of Barnes & Noble Education’s common stock, but no stock is issued at the time of grant. Each RSU may be redeemed for one share of Barnes & Noble Education common stock once vested. RSUs are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the units except in very limited circumstances and with the consent of the compensation committee. Shares associated with unvested RSUs have no voting rights but are entitled to receive dividends and other distributions thereon (although payment may be deferred until the units have vested). RSUs generally vest over a period of three years, but will have a minimum vesting period of one year.

Stock Options

For stock options granted with an “at market” exercise price, Barnes & Noble Education determined the grant fair value using the Black-Scholes model and for stock options granted with "a premium" exercise price, Barnes & Noble Education determined the grant date fair value using the Monte Carlo simulation model. The fair value models for stock options use assumptions that include the risk-free interest rate, expected volatility, expected dividend yield and expected term of the options. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected stock option term. The expected stock option term represents the weighted average period of time that stock options granted are expected to be outstanding, based on vesting schedules and the contractual term of the stock options. Volatility is based on the historical volatility of Barnes & Noble Education’s common stock over a period of time corresponding to the expected stock option term. The stock options are exercised in four equal annual installments commencing one year after the date of grant and have a ten-year term. Holders are not entitled to receive dividends (if any) prior to vesting and exercising of the options.

Long-Term Incentive Compensation Activity

On June 11, 2024, Barnes & Noble Education completed the reverse stock split, which was approved by stockholders at a special meeting held on June 5, 2024. In connection with the reverse stock split, every 100 shares of the common stock issued and outstanding were converted into one share of BNED Common Stock. The following table presents a summary of awards activity related to our current Equity Incentive Plan and reflects the reverse stock split for all periods presented:

	Restricted Stock Awards		Restricted Stock Units		Performance Share Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Balance at April 30, 2025	81,720	$9.79	61,993	$12.39	1,636,950	$9.55
Granted	—	—	143,202	8.38	10,000	7.85
Vested	(81,720)	9.79	(1,197)	336.79	(374,766)	7.62
Forfeited	—	—	—	—	(86,720)	9.55
Balance at April 30, 2026	—	$—	203,998	$8.80	1,185,464	$9.53

During the fiscal year ended April 30, 2026, Barnes & Noble Education granted the following awards under their Barnes & Noble Education Equity Incentive Plan:

•
On March 12, 2026, Barnes & Noble Education granted 143,202 RSUs to members of the Barnes & Noble Education Board. The RSUs vest on the earlier of one year from the date of grant or the next annual meeting of stockholders.
•
On March 12, 2026, Barnes & Noble Education granted 10,000 PSUs to employees that include both a service condition and a market condition in order for PSUs to vest. The PSUs vest upon Barnes & Noble Education’s Common Stock achieving a specified price per share (measured using a 100-day average volume weighted average price ("VWAP") for each of three tranches), and continued employment through a specified date. There is a period of seven years from the grant date in order to achieve the specific target share price. Barnes & Noble Education has determined the grant date fair value using the Monte Carlo simulation model and compensation expense is recognized ratably over the derived service period regardless of whether the market condition is satisfied. The fair value models for the PSUs use assumptions that include the risk-free interest rate and expected volatility. The risk-free interest rate is based on United States Treasury yields in effect at the date of grant for periods corresponding to the expected PSU term. Volatility is based on the historical volatility of the Company’s Common Stock over a period of time corresponding to the expected PSU term.

March 12, 2026	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	3.96%	3.96%	3.96%
Company volatility	122.83%	122.83%	122.83%
Derived service period	0.45 years	0.90 years	1.21 years
Grant date fair value per award	$7.94	$7.85	$7.77

March 12, 2026	PSU Tranche #1	PSU Tranche #2	PSU Tranche #3
Performance Milestone (VWAP)	$10.00	$15.00	20.00
Valuation method utilized	Monte Carlo	Monte Carlo	Monte Carlo
Risk-free interest rate	3.98%	3.98%	3.98%
Company volatility	121.72%	121.70%	121.70%
Derived service period	0.45 years	0.91 years	1.23 years
Grant date fair value per award	$7.94	$7.85	$7.77

	Stock Options
	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price
Balance at April 30, 2025	3,818	$261.35	$552.07
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Balance at April 30, 2026	3,818	$261.35	552.07
Exercisable at April 30, 2026	3,612	$268.05	$562.69

The aggregate grant date fair value of stock options that vested for the fiscal years ended April 30, 2026 and 2025, was $0.2 million and $0.6 million, respectively, and the total fair value of vested share awards for the fiscal years ended April 30, 2026 and 2025 were $4.0 million and $2.3 million, respectively.

Long-Term Incentive Compensation Expense

We recognized compensation expense for long-term incentive plan awards in selling and administrative expenses as follows (in thousand):

	Fiscal Year Ended April 30, 2026	From June 10, 2024 to April 30, 2025
Stock-based awards
Restricted stock expense	$333	$667
Restricted stock units expense	250	419
Performance share units expense (a)	5,545	4,913
Stock option expense	—	—
Sub-total stock-based awards:	$6,128	$5,999
Cash settled awards
Phantom share units expense	—	—
Total compensation expense for long-term incentive awards	$6,128	$5,999

(a)
Long-term incentive compensation expense reflects cumulative adjustments to reflect changes to the expected level of achievement of the respective grants.

Total unrecognized compensation cost related to unvested awards as of April 30, 2026, was $5.6 million and is expected to be recognized over a weighted-average period of 1.55 years.

13. EMPLOYEE BENEFIT PLAN

Barnes & Noble Education sponsors a defined contribution plan for the benefit of substantially all of Barnes & Noble Education’s employees. Barnes & Noble Education is responsible to fund the employer contributions directly. The 401(k)-retirement savings plan provides an annual end of plan year discretionary match, in lieu of the current pay period match. There were no employee benefit expense for these plans during the fiscal years ended April 30, 2026 and 2025.

14. STOCKHOLDERS’ EQUITY

Immersion Stock Repurchase Program

On December 29, 2022, the Board approved a stock repurchase program of up to $50.0 million of our common stock for a period of up to twelve months (the “December 2022 Stock Repurchase Program”), which terminated and superseded the stock repurchase program that had been approved by the Board on February 23, 2022. Any stock repurchases may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions, or other similar transactions or any combination of the foregoing transactions. The December 2022 Stock Repurchase Program was implemented as a method to return value to our stockholders. The timing, pricing and sizes of any repurchases will depend on a number of factors, including the market price of our common stock and general market and economic conditions. The December 2022 Stock Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be suspended or discontinued at any time. The program has been amended various times and the most recent amendment extended the expiration date to December 29, 2026.

During the fiscal year ended April 30, 2026, the Company repurchased 1,700 shares of our common stock for $10 thousand at an average purchase price of $6.30 per share. During the fiscal year ended April 30, 2025, we repurchased 310,643 shares of our common stock for $2.4 million at an average purchase price of $7.64 per share.

As of April 30, 2026, Immersion has $39.3 million available for repurchase under the December 2022 Stock Repurchase Program.

Immersion Dividends Declared and Dividend Payments

The following table summarizes the dividend declaration and payment activity for the fiscal years ended April 30, 2026 and 2025:

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
May 8, 2024	Quarterly	$0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
July 8, 2025	Quarterly	0.045	July 23, 2025	August 8, 2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026
March 27, 2026	Quarterly	0.075	April 20, 2026	May 1, 2026
July 2, 2026	Quarterly	0.075	July 20, 2026	July 31, 2026

Future dividends will be subject to further review and approval by the Board in accordance with applicable law. The Board reserves the right to declare, adjust, or withdraw quarterly dividends in future periods as it reviews the Company’s capital allocation strategy from time-to-time.

For the fiscal years ended April 30, 2026 and 2025, the total dividends paid were $8.1 million and $12.9 million, respectively.

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

15. PARTICIPATION INTEREST PURCHASE AGREEMENT

Participation Interest Purchase Agreement

During April 2025, Barnes & Noble Education entered into a Participation Interest Purchase Agreement (the “Participation Agreement”) with Jefferies Leveraged Credit Products LLC (“Jefferies”), under which Jefferies paid Barnes & Noble Education $12.6 million in exchange for a participation interest in the proceeds of a specified litigation claim related to the Visa and Mastercard interchange litigation. The Participation Agreement was non-recourse to Barnes & Noble Education with respect to financial risk; Jefferies' entitlement to payment was limited to proceeds, if any, received from the litigation.

During the fiscal quarter ended October 31, 2025, Barnes & Noble Education early adopted ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, using the modified retrospective transition method. Upon adoption, the Participation Agreement qualified for the operations and activities scope exception under ASC 815 and no longer met the definition of a derivative. As a result, the previously recognized derivative liability of $12.6 million was reclassified to deferred income as of the first day of fiscal year 2026. No cumulative-effect adjustment to retained earnings was required, as the fair value of the derivative liability at adoption equaled the initial transaction price of $12.6 million and no mark-to-market adjustments had been recognized in any prior period.

During February 2026, the Visa and Mastercard interchange litigation was resolved through a settlement among the plaintiffs and the Visa and Mastercard defendants. Pursuant to the terms of the Participation Agreement, all proceeds attributable to Barnes

& Noble Education’s claims were distributed directly to Jefferies and its assignees, net of legal fees and expenses. Barnes & Noble Education received no cash proceeds from the settlement. Upon resolution of the litigation and distribution of proceeds, Barnes & Noble Education’s obligations under the Participation Agreement were fully discharged.

As a result of the settlement, the deferred income balance of $12.6 million was recognized in earnings during the fiscal year ended April 30, 2026, and is presented within “Other income (expense)” on the Consolidated Statements of Operations. As of April 30, 2026, no deferred income balance remains on the Consolidated Balance Sheet related to the Participation Agreement.

16. NONCONTROLLING INTEREST

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

The following summarizes the ownership of BNED Common Stock as of the periods presented below:

	April 30, 2026		April 30, 2025
	Shares	Ownership %	Shares	Ownership %
Immersion	11,208,746	32.6%	11,208,746	32.9%
Noncontrolling interest	23,220,964	67.4%	22,845,101	67.1%
Total BNED Common Stock outstanding	34,429,710	100.0%	34,053,847	100.0%

The weighted average ownership percentages are used to attribute net income (loss) to the noncontrolling interests and were as follows:

	Fiscal Year Ended April 30, 2026	From June 10, 2024 to April 30, 2025
Noncontrolling interest's weighted-average ownership percentage	67.4%	59.7%

The following summarizes the effect of changes in ownership of Barnes & Noble Education on the Company’s equity for the following period (in thousands):

	Fiscal Year Ended April 30, 2026	From June 10, 2024 to April 30, 2025
Net income (loss) attributable to Immersion stockholders	$4,524	$64,284
Transfers from (to) noncontrolling interest
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards and sales of common stock	313	56,444
Total effect of changes in ownership interest on equity attributable to Immersion stockholders	$4,837	$120,728

17. INCOME TAXES

Income tax benefit (expense) for the following periods consisted of (in thousands):

	Fiscal Year Ended April 30, 2026	Fiscal Year Ended April 30, 2025
Income (loss) before income taxes	$26,029	$119,292
Income tax benefit (expense)	(16,816)	(25,710)
Effective tax rate	(64.6)%	(21.6)%

Income tax expense for the fiscal years ended April 30, 2026 and 2025, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We provided no valuation allowance for federal assets and continue to maintain full valuation allowance for state and certain foreign deferred tax assets in the United States and Canada.

The components of income (loss) before income taxes for the following periods consisted of (in thousands):

	Fiscal Year Ended April 30, 2026	Fiscal Year Ended April 30, 2025
Domestic	$24,152	$102,041
Foreign	1,877	17,251
Total	$26,029	$119,292

The income tax expense (benefit) for the following periods consisted of (in thousands):

	Fiscal Year Ended April 30, 2026	Fiscal Year Ended April 30, 2025
Current:
U.S. federal	$(1,806)	$16,750
State	1,576	3,364
Foreign	15,994	4,783
Total current	15,764	24,897
Deferred:
U.S. federal	931	803
States and local	164	38
Foreign	(43)	(28)
Total deferred	1,052	813
Total Income tax expense (benefit)	$16,816	$25,710

Deferred tax assets and liabilities are recognized for the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, tax losses, and credit carryforwards.

Significant components of the net deferred tax assets and liabilities consisted of (in thousands):

	April 30, 2026	April 30, 2025
Deferred tax assets:
Net operating loss carryforwards	$64,199	$69,286
State income taxes	60	143
Deferred revenue	1,091	1,653
Research and development and other credits	4,267	4,289
Reserve and accruals recognized in different periods	26,042	30,890
Capitalized research and development expenses	2,289	2,628
Depreciation and amortization	—	634
Lease liability	33,130	38,153
Interest and loss carryovers	13,551	17,685
Deferred financing costs	1,988	2,954
Other	944	1,399
Total deferred tax assets	147,561	169,714
Valuation allowance	(80,491)	(80,079)
Net deferred tax assets	67,070	89,635

Deferred tax liability
ROU assets	(30,963)	(39,702)
Intangibles	(19,025)	(19,714)
Property and Equipment	(7,583)	(11,666)
LIFO	(8,351)	(16,944)
Depreciation and amortization	(26)	—
Outside Basis Difference on Investment	(17,524)	(16,836)
Total deferred tax liabilities	(83,472)	(104,862)
Net Deferred tax assets (liabilities)	$(16,402)	$(15,227)

We account for deferred taxes under ASC 740 which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that we weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. At April 30, 2026, based on our assessment of the realizability of our deferred tax assets, we recorded valuation allowances for certain federal, state, and foreign deferred tax assets whose realization is not considered more likely than not. As of April 30, 2025, based on our assessment of the realizability of our deferred tax assets, we put partial valuation allowance for certain federal assets, whose future realization is not more likely than not and continue to maintain full valuation allowance for state and certain foreign deferred tax assets in the United States and Canada.

As of April 30, 2026, Immersion net operating loss carryforwards for state income tax purposes were approximately $52.8 million. The state net operating losses begin to expire in 2028. Immersion has no net operating loss carryforward from federal or foreign jurisdictions. As of April 30, 2026, Immersion had state tax credit carryforwards of approximately $2.5 million available to offset future tax liabilities. The state tax credits will carryforward indefinitely. In addition, as of April 30, 2026, Immersion has Canadian research and development credit carryforwards of $1.5 million, which will begin to expire in 2038. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

As of April 30, 2026, Barnes & Noble Education’s net operating loss carryforwards for federal and state income tax purposes were approximately $195.8 million and $389.6 million, respectively. The federal net operating losses do not expire while the state net operating losses begin to expire in 2027. Barnes & Noble Education has no net operating loss carryforward from foreign jurisdictions. As of April 30, 2026, Barnes & Noble Education had federal and state tax credit carryforwards of approximately $1.1 million and $0.2 million, respectively, available to offset future tax liabilities. The federal tax credits will begin to expire in 2040 while the state tax credits will begin to expire in 2027. These operating losses and credit carryforwards have not been reviewed by the relevant tax authorities and could be subject to adjustment upon examinations.

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

For the fiscal year ended April 30, 2026, the reconciliation of federal statutory income tax rate to our effective tax rate was as follows (in thousands):

	Fiscal Year Ended April 30, 2026	Fiscal Year Ended April 30, 2026
Federal statutory rate	$5,466	21.00%
State and local income taxes (net of federal income tax effect) (a)	1,569	6.03%
Foreign tax effects
Ireland
True-up from amended prior-year tax filing	(1,532)	(5.88)%
Other	103	0.40%
Korea
Foreign withholding tax	16,723	64.24%
Canada
Change in valuation allowance	(393)	(1.51)%
True-up from amended prior-year tax filing	349	1.59%
Other	58	(0.03)%
India
Foreign withholding tax	76	0.29%
Other	196	0.75%
Other
Other	(24)	(0.09)%
Effect of cross-border tax laws (GILTI/FDII/SubF)	(41)	(0.16)%
Tax credits	(1,314)	(5.05)%
Change in valuation allowance	(2,236)	(8.59)%
Nontaxable or nondeductible items
Non-deductible officer compensation 162m	1,387	5.33%
Other	61	0.24%
Changes in unrecognized tax benefits	(785)	(3.01)%
Other:
Impacts for amended return filings	(5,462)	(20.98)%
PPA amortization	2,253	8.66%
RTP/True-up from amended prior-year tax filing	(35)	(0.14)%
DTL on outside basis difference for investment	480	1.84%
Other	(83)	(0.32)%
Effective tax rate	$16,816	64.61%

(a)
State taxes in Florida made up the majority (greater than 50 percent) of the tax effect in this category.

As previously disclosed for the fiscal year ended April 30, 2025, prior to the adoption of ASU 2023-09, the reconciliation of federal statutory income tax rate to our effective tax rate was as follows (in thousands):

Fiscal Year Ended April 30, 2025
Federal statutory rate	21.00%
Foreign withholding	1.68%
Stock-based compensation expense	0.01%
Foreign rate differential	(0.80)%
True-up from amended prior-year tax filing	(0.44)%
Tax reserves	1.25%
Transaction costs	0.05%
Purchase accounting amortization	(6.36)%
Other	0.15%
FTC and R&D Credits	(3.31)%
State taxes, net of federal benefit	2.73%
Subpart F, GILTI and FDII	(0.33)%
Non-deductible officers compensation	3.02%
Valuation allowance	(0.50)%
Deductible dividend	(0.12)%
Deferred tax liability on outside basis difference in investment	3.52%
Effective tax rate	21.55%

Cash taxes paid, net for the fiscal year ended April 30, 2026, were as follows (in thousands):

	Immersion	Barnes & Noble Education
Federal	$—	$5,870
State
Florida	340	—
Other	—	1,772
Foreign
Ireland	917	—
South Korea (WHT)	10,814	—
Other	59	275
Income taxes paid (net of refunds received)	$12,130	$7,917

The undistributed earnings of our Ireland subsidiary are not considered to be indefinitely reinvested and accordingly, a provision for applicable income taxes has been considered thereon. As of April 30, 2026, the Company continues to assert permanent reinvestment of earnings in its other foreign jurisdictions.

We maintain liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended April 30, 2026	Fiscal Year Ended April 30, 2025
Balance at beginning of period	$13,269	$7,580
Increases for tax positions of prior years	—	—
Gross increase (decreases) for federal tax rate change for tax positions of prior years	(923)	901
Settlements	(1,772)	—
Gross increases for tax positions of current year	—	4,788
Balance at end of period	$10,574	$13,269

The unrecognized tax benefits relate primarily to federal and state research and development credits, intercompany profit on the transfer of certain IP rights to one of our foreign subsidiaries as part of our tax reorganization completed in 2015 and deferred revenue.

We account for interest and penalties related to uncertain tax positions as a component of income tax expense. At April 30, 2026, we accrued $1.6 million interest or penalties related to uncertain tax positions. At April 30, 2026, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, was $11.6 million.

Because we have net operating loss and credit carryforwards, there are open statutes of limitations in which federal, state and foreign taxing authorities may examine our tax returns for all years from 2008 through the current period.

On July 4, 2025, the U.S. government enacted tax legislation commonly referred to as the One Big Beautiful Bill Act. The Company evaluated the impact of the legislation in accordance with ASC 740 and determined that it did not have a material effect on the Company’s financial statements for the year ended April 30, 2026.

Barnes & Noble Education’s Potential Limitation to Future Tax Attribute Utilization

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), Barnes & Noble Education’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the Rights Offering, Backstop Commitment, Private Investment, and Term Loan Debt Conversion completed on June 10, 2024, Barnes & Noble Education may have experienced an ownership change as defined by Sections 382 and 383. Barnes & Noble Education conducted a study to determine if an ownership change occurred. It was determined that an ownership change occurred under Section 382 and 383, and the corresponding annual limitations materially impact the utilization of Barnes & Noble Education’s tax attributes including its $195.8 million NOL carryforwards, $44.3 million disallowed interest expense carryforwards, and $1.1 million tax credit carryforwards as of April 30, 2026. Barnes & Noble Education anticipates that $29.7 million of these tax attributes will be made available during fiscal year 2027. Barnes & Noble Education does not have any material uncertain tax positions requiring recognition in the financial statements as of April 30, 2026 and April 30, 2025 respectively.

18. EARNINGS PER SHARE

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

The following are reconciliations of the denominators used in computing basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal Years Ended April 30,
	2026	2025
Basic
Numerator:
Net income (loss) attributable to Immersion Stockholders	$4,524	$64,284
Adjustment for Immersion's portion of Barnes & Noble Education's EPS to be included in the numerator for Immersion's basic EPS calculation (a)	(8)	(1,626)
Net income (loss) attributable to Immersion Stockholders, basic	$4,516	$62,658

Denominator:
Weighted-average shares outstanding, basic	32,864	32,219
Net income (loss) attributable to Immersion stockholders per share, basic	$0.14	$1.94

Diluted
Numerator:
Net income (loss) attributable to Immersion Stockholders	$4,524	$64,284
Adjustment for Immersion's portion of Barnes & Noble Education's EPS to be included in the numerator for Immersion's diluted EPS calculation (a)	(27)	(1,659)
Net income (loss) attributable to Immersion stockholders, diluted	$4,497	$62,625

Denominator:
Weighted-average shares outstanding, basic	32,864	32,219
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	263	784
Weighted-average shares outstanding, diluted	33,127	33,003
Net income (loss) attributable to Immersion stockholders per share, diluted	$0.14	$1.90

(a)
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

For the fiscal years ended April 30, 2026 and 2025, the Company had no outstanding stock options or awards that could potentially dilute basic earnings per share in the future.

19. COMMITMENTS AND CONTINGENCIES

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

The total amount reimbursed by Immersion, including related surcharges and local withholding components, was approximately $9.7 million, based on the applicable KRW/USD exchange rate at the time of settlement. The Company recognized this amount in the Company’s Consolidated Financial Statements as an income tax charge and a corresponding cash payment for the fiscal year ended April 30, 2026. See Note 17. Income Taxes for additional information.

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

During the fiscal year ended April 30, 2026, the Company determined that it would discontinue litigation related to certain Korean withholding tax matters involving LGE. Because the recoverability of provisional deposits previously made in connection with those matters depended on successful resolution of the related proceedings, the Company concluded that the remaining carrying amount of such deposits was not recoverable. Accordingly, the Company recorded additional income tax expense of approximately $5.9 million and reduced the carrying amount of the related long-term deposits to zero. The income tax expense was partially offset by the reversal of the related unrecognized tax benefit accrual of $0.3 million. See Note 17. Income Taxes for additional information.

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

Valve filed multiple IPRs with the PTAB challenging the validity of the patents asserted in the district court litigation. As of the date of this filing, the status of these proceedings is as follows:

•
IPR2024‑00477 and IPR2024‑00478 (filed January 19, 2024) directed to U.S. Patent Nos. 7,336,260 and 9,430,042, respectively. The Company filed its patent owner preliminary responses on April 26, 2024, and April 29, 2024, respectively. The PTAB instituted review on July 24, 2024, and July 25, 2024, respectively. The Company's patent owner responses were filed on October 15, 2024, and October 17, 2024, respectively. The Company's patent owner sur‑replies to Valve's replies were both filed on February 28, 2025. Oral arguments in both proceedings were held on April 30, 2025. On June 12, 2025, the PTAB issued final written decisions determining all challenged claims unpatentable for both IPRs, and we filed a notice of appeal in IPR2024‑00478 on August 14, 2025, with an opening Federal Circuit brief filed January 29, 2026. On April 24, 2026, Valve filed its responsive brief in appeal No. 21025-2025 before the Federal Circuit, concerning the U.S. Patent No. 9,430,042. The Company filed its reply brief on May 15, 2026.
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

•
IPR2024‑00557 (filed February 7, 2024), directed to U.S. Patent No. 10,665,067. The Company filed its patent owner preliminary response on May 15, 2024. The PTAB instituted review on August 13, 2024. The Company's patent owner response was filed on November 5, 2024. Valve filed its reply on February 4, 2025. The Company's patent owner sur‑reply was filed on March 18, 2025. Oral argument occurred on May 9, 2025, and on August 11, 2025, the PTAB issued a final written decision determining all challenged claims unpatentable. We filed a notice of appeal on September 26, 2025, with our opening Federal Circuit brief due March 12, 2026. The Company filed its opening appellate brief on March 12, 2026. Valve filed its responsive brief on June 6, 2026, and the Company’s reply brief is due August 24, 2026.
•
IPR2024‑00582 (filed February 16, 2024) directed to U.S. Patent No. 11,175,738. The Company filed its patent owner preliminary response on June 27, 2024. The PTAB instituted review on September 25, 2024. The Company's patent owner response was filed on December 20, 2024. The Company’s patent owner sur-reply to Petitioner’s reply was filed on May 5, 2025. Oral argument in the proceeding was held on June 23, 2025. On September 4, 2025, the Board extended its statutory deadline of September 25, 2025, for a final written decision by up to six months. The final written decision in this proceeding is now expected by March 25, 2026. Our sur‑reply was filed May 5, 2025, oral argument was held June 23, 2025, and on September 4, 2025, the PTAB extended the statutory deadline for a final written decision to March 25, 2026. On March 23, 2026, the PTAB issued a final written decision determining all challenged claims unpatentable.
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

We are unable at this time to predict the ultimate outcome of the district court litigation or the related IPR proceedings, the impact of any PTAB decisions and any appeals therefrom, or to reasonably estimate the amount or range of any possible loss or recovery associated with these matters. Accordingly, we have not recorded a liability related to the Valve litigation or the associated IPRs as of April 30, 2026.

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

20. SUBSEQUENT EVENTS

Immersion Dividends Declared

On July 2, 2026, our Board declared a quarterly dividend in the amount of $0.075 per share and will be payable, subject to any prior revocation, on July 31, 2026, to stockholders of record on July 20, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2026.

As described below, material weaknesses existed as of April 30, 2026 in our internal control over financial reporting relating to: (i) Barnes & Noble Education, whose financial information is consolidated into our consolidated financial statements; and (ii) our accounting for the acquisition of a controlling interest in Barnes & Noble Education and the related consolidation accounting. In light of these material weaknesses, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of April 30, 2026.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or prevent all misstatements or failures within the Company to disclose material information required to be set forth in our periodic reports.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). Internal control over financial reporting includes those policies and procedures that:

1.
Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2026 using the criteria set forth in the Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment under the COSO framework, our management concluded that our internal control over financial reporting was not effective as of April 30, 2026 due to the material weaknesses described below.

Material Weaknesses Related to Barnes & Noble Education

As previously disclosed, following our acquisition of a controlling interest in Barnes & Noble Education on June 10, 2024, it was discovered that an individual at Barnes & Noble Education had made unsupported journal entries that were not detected on a timely basis by Barnes & Noble Education’s internal controls. In connection with an investigation overseen by Barnes & Noble Education's Audit Committee and Board of Directors and the resulting restatement of Barnes & Noble Education’s previously issued consolidated financial statements, Barnes & Noble Education identified multiple material weaknesses in its internal control over financial reporting under the 2013 COSO framework with respect to fiscal 2025. Barnes & Noble Education disclosed that these material weaknesses remained as of May 2, 2026 to the extent indicated below because remediation efforts were ongoing.

Because Barnes & Noble Education’s financial information is consolidated into our consolidated financial statements, the material weaknesses in Barnes & Noble Education’s internal control over financial reporting represent material weaknesses in our internal control over financial reporting as of April 30, 2026. These material weaknesses include deficiencies in Barnes & Noble Education’s control environment, risk assessment, information and communication, monitoring activities, and control activities.

The material weaknesses at Barnes & Noble Education include:

•
Control Environment - Significant turnover in key leadership roles in Barnes & Noble Education's accounting and finance organization during fiscal 2025 resulted in ineffective establishment of reporting lines, authorities and responsibilities, and insufficient resources to develop and operate certain internal controls over financial reporting.
•
Risk Assessment - Ineffective risk assessment processes to identify and analyze risks related to the achievement of certain financial reporting objectives, including risks of fraud and the impact of business changes on the system of internal controls. In part because of the turnover described above, Barnes & Noble Education was unable to consistently perform or document risk assessments, inadequately assessed the need to supplement internal audit and finance functions, and did not regularly assess the need to update existing controls or provide continual training for control owners.
•
Information and Communication - Ineffective information and communication activities, including untimely communication of expectations regarding certain roles and responsibilities, failure to communicate roles and responsibilities for designated backup of personnel during employee absences or departures, and inconsistent evidence of review over the completeness and accuracy of information produced by Barnes & Noble Education and used in controls.
•
Monitoring Activities - Ineffective monitoring activities, including insufficient evaluation of the effectiveness of the operation of certain key controls, which included certain account reconciliation controls.
•
Control Activities - Design and operating deficiencies in certain control activities, including:
o
controls over the review and approval of manual journal entries, including segregation of duties and review of underlying support;
o
general information technology controls relating to user access for certain systems supporting financial reporting at a Barnes & Noble Education subsidiary (This material weakness has been fully remediated as of April 30, 2026);
o
controls over the completeness and accuracy of information produced by Barnes & Noble Education and used in the execution of key controls;
o
controls over accounting for nonroutine transactions;
o
controls over the monthly account reconciliation process in certain areas, including adequacy of support, evidence of review, and timely resolution of reconciling items; and
o
controls over the accounting for leases.

Material Weakness Related to Accounting for the Barnes & Noble Education Business Combination and Consolidation

In addition, in connection with our accounting for the acquisition of a controlling interest in Barnes & Noble Education, we identified a material weakness in our internal control over financial reporting related to our business combination and consolidation accounting, which continued to exist as of April 30, 2026.

The Company did not design and operate controls over the revaluation of the business combination as well as the review over the completeness and accuracy of the Company’s consolidation of Barnes & Noble Education and associated disclosures. This includes controls to ensure the completeness and accuracy of information provided to the third-party specialist and controls to review the completeness and accuracy of the resulting consolidation impacts to the financial statements and related footnote disclosures. This material weakness relates to the design and operation of our controls over a one-time business combination event and related consolidation of Barnes & Noble Education.

Notwithstanding the identified material weaknesses, management has performed additional procedures, including expanded analyses and review procedures, and concluded that the consolidated financial statements included in this Annual Report on Form 10-K are fairly stated, in all material respects, in accordance with GAAP.

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

Remediation Related to Barnes & Noble Education

Barnes & Noble Education is actively engaged in remediating the material weaknesses identified in its internal control over financial reporting and improving the overall effectiveness of its internal control environment. As disclosed by Barnes & Noble Education, it has implemented remediation plans with respect to each of the identified material weaknesses. Actions taken or underway at Barnes & Noble Education include, among other things:

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
•
Identifying key reports and establishing procedures to ensure their completeness and accuracy and formalizing related control language for information produced by the entity.
•
Enhancing review and documentation procedures for nonroutine transactions, including the use of a technical accounting tracker, recurring technical accounting review meetings, and consultation with external advisors as appropriate.
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

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting during the quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 with respect to directors and executive officers is incorporated by reference from the sections entitled “Election of Directors”, “Corporate Governance”, “Ownership of Our Equity Securities”, and “Audit Committee Report” in Immersion’s definitive Proxy Statement for its fiscal year 2026 annual stockholders’ meeting.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in Immersion’s definitive Proxy Statement for its fiscal year 2026 annual stockholders’ meeting and is incorporated herein by reference.

We have adopted a code of ethics applicable to our employees, including our principal executive, financial, and accounting officers, and it is available free of charge, on our website’s investor relations page. To view the code of ethics, go to ir.immersion.com, click on “Download Library” and click on “Governance.” Future amendments or waivers relating to the code of ethics will be disclosed on the webpage referenced in this paragraph within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the sections entitled “Election of Directors”, “Director Compensation”, “Corporate Governance”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation”, and “Executive Compensation” in Immersion’s definitive Proxy Statement for its fiscal year 2026 annual stockholders’ meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the section entitled “Ownership of Our Equity Securities” and “Equity Compensation Plan Information” in Immersion’s definitive Proxy Statement for its fiscal year 2026 annual stockholders’ meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the section entitled “Corporate Governance” and “Related Person Transactions” in Immersion’s definitive Proxy Statement for its fiscal year 2026 annual stockholders’ meeting.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” in Immersion’s definitive Proxy Statement for its fiscal year 2026 annual stockholders’ meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form:

1.
Financial Statements

2.
Financial Statement Schedules

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes herein.

3. Exhibits

The following exhibits are filed herewith:

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	File No.	Exhibit	Filing Date
3.1		Immersion Corporation Amended and Restated Bylaws, effective as of August 12, 2022	10-K	001-38334	3.1	February 22, 2023
3.2		Amended and Restated Certificate of Incorporation of Immersion Corporation	8-K	000-27969	3.1	June 7, 2017
3.3		Certificate of Designation of the Powers, Preferences and Rights of Series A Redeemable Convertible Preferred Stock	8-K	000-27969	3.1	July 29, 2003
3.4		Amended and Restated Certificate of Designations of Series B Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 17, 2021
3.5		Certificate of Designation of Series C Junior Participating Preferred Stock of Immersion Corporation	8-K	000-27969	3.1	November 10, 2025
4.1		Description of Securities	10-K	001-38334	4.1	February 22, 2023
4.2		Rights Agreement, dated November 7, 2025, between Immersion Corporation and Computershare Trust Company, N.A., as Rights Agent, which includes the Summary of Rights to Purchase Series C Junior Participating Preferred Stock as Exhibit B, and Form of Rights Certificate as Exhibit C	8-K	000-27969	4.1	November 10, 2025
10.1	#	License Agreement dated as of July 25, 2003 by and between Microsoft Corporation and Immersion Corporation	S-3/A	333-108607	10.4	February 13, 2004
10.2	*	Form of Indemnity Agreement	10-K	001-38334	10.3	February 22, 2023
10.3	*	Amended and Restated Immersion Corporation 2021 Equity Incentive Plan (effective January 20, 2023)	10-Q	001-38334	10.3	May 11, 2023
10.4	*	Form of Stock Option Award Agreement for Immersion Corporation 2021 Equity Incentive Plan.	10-K	001-38334	10.13	February 25, 2022
10.5	*	Form of Award Agreement (Restricted Stock Units) to the Immersion Corporation 2021 Equity Incentive Plan.	10-K	001-38334	10.11	February 22, 2023

10.6	*	Form of Amendment to Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2021 Equity Incentive Plan	10-K	001-38334	10.12	February 22, 2023
10.7	*	Form of Award Agreement (Performance-Based Restricted Stock Units) to the Immersion Corporation 2011 Equity Incentive	10-K	000-38334	10.13	February 22, 2023
10.8	#	Settlement and License Agreement, dated as of January 26, 2018, by and between Immersion Corporation and Apple Inc.	10-Q/A	001-38334	10.2	July 31, 2018
10.9		Settlement and License Agreement, dated as of May 12, 2019, by and between Immersion Corporation and Samsung Electronics Co. Ltd	10-Q	001-38334	10.1	August 14, 2019
10.10	*	Form of Change of Control and Severance Agreement	8-K	001-38334	10.2	May 27, 2022
10.11	*	Amended and Restated Change of Control and Severance Agreement, dated January 3, 2023, between Immersion Corporation and Eric Singer	8-K	001-38334	10.2	January 3, 2023
10.12	*	Offer Letter, dated December 30, 2022, between Immersion Corporation and Eric Singer	8-K	001-38334	10.1	January 3, 2023
10.13	*	Summary of Compensation Information of William C. Martin, the Company’s Chief Strategy Officer	10-K	001-38334	10.26	February 22, 2023
10.14	*	Change of Control and Severance Agreement, dated May 26, 2022, by and between Immersion Corporation and William C. Martin.	10-Q	001-38334	10.2	November 14, 2022
10.15	*	Immersion Corporation Annual Bonus Plan	8-K	001-38334	10.1	May 30, 2023
10.16	*	Offer Letter, dated May 26, 2023 between Immersion Corporation and J. Michael Dodson	8-K	001-38334	10.3	May 30, 2023
10.17	*	Change of Control and Severance Agreement, dated May 26, 2023 between Immersion Corporation and J. Michael Dodson	8-K	001-38334	10.4	May 30, 2023
10.18		Cooperation Agreement, dated December 5, 2025 between the Company, Scott A. Larson and the Irrevocable Larson Family Investment Trust	8-K	001-38334	10.1	December 8, 2025
19.1		Insider Trading Policy	10-K	001-38334	19.1	March 12, 2026
21.1		Subsidiaries of Immersion Corporation.					X
23.1		Consent of BDO USA, P.C. with respect to the fiscal year ended April 30, 2026.					X
31.1		Certification of Eric Singer, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	+	Certification of Eric Singer, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	+	Certification of J. Michael Dodson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1		Dodd-Frank Clawback Policy	10-K	001-38334	97.1	March 12, 2026
101.INS		Inline XBRL Report Instance Document					X
101.SCH		Inline XBRL Taxonomy Extension Schema Document					X

104	+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Date: July 24, 2026

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

Name	Title	Date

/S/ ERIC SINGER	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	July 24, 2026
Eric Singer

/S/ J. MICHAEL DODSON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 24, 2026
J. Michael Dodson

/s/ WILLIAM C. MARTIN	Chief Strategy Officer and Director	July 24, 2026
William C. Martin

/S/EMILY S. HOFFMAN	Director	July 24, 2026
Emily S. Hoffman

/S/ ELIAS NADER	Director	July 24, 2026
Elias Nader

/S/ FREDERICK WASCH	Director	July 24, 2026
Frederick Wasch