Form 10-Q
period 2026-07-31
IMMERSION CORP
filed 2026-09-14
CIK 1058811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

Number of shares of common stock outstanding as of September 8, 2026, was 33,206,041.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2026, Immersion Corporation is referred to using terms such as the “Company,” “Immersion,” “we,” “us,” or “our.”

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside our control. Actual results could differ materially from those projected in the forward-looking statements, and therefore, we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2026, Part I, Item 1A, “Risk Factors” in Barnes & Noble Education Inc.’s (“Barnes & Noble Education”) Annual Report on Form 10-K for the fiscal year ended May 2, 2026, filed with the SEC on July 9, 2026, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

IMMERSION CORPORATION

Fiscal Quarter Ended July 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands)	July 31, 2026	April 30, 2026
ASSETS
Immersion
Cash and cash equivalents	$167,000	$129,868
Investments – current	34,698	42,168
Accounts receivable, net	4,694	2,112
Prepaid expenses and other current assets	10,407	16,540
	216,799	190,688
Barnes & Noble Education
Cash and cash equivalents	7,806	8,418
Accounts receivable, net	176,686	116,526
Merchandise inventories, net	366,296	298,347
Textbook rental inventories, net	5,844	27,035
Prepaid expenses and other current assets	37,237	34,138
	593,869	484,464
Total Current Assets	810,668	675,152
Immersion
Property and equipment, net	43	57
Long-term deposits	185	188
Other assets – noncurrent	12,988	19,917
	13,216	20,162
Barnes & Noble Education
Property and equipment, net	61,724	68,160
Intangible assets, net	86,771	87,733
Goodwill	69,162	69,162
Operating lease right-of-use assets	125,536	122,238
Other assets – noncurrent	9,437	9,735
	352,630	357,028
Total Assets	$1,176,514	$1,052,342

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)	July 31, 2026	April 30, 2026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Immersion
Accounts payable	$63	$16
Accrued compensation	1,189	41
Deferred revenue – current	2,925	2,926
Other current liabilities	23,169	12,379
	27,346	15,362
Barnes & Noble Education
Accounts payable	210,999	135,564
Accrued liabilities	62,703	64,522
Deferred revenue – current	10,133	10,419
Operating lease liabilities – current	67,971	67,484
	351,806	277,989
Total Current Liabilities	379,152	293,351
Immersion
Deferred revenue – noncurrent	2,133	2,864
Deferred income taxes – noncurrent	12,758	14,177
Other long-term liabilities	12,138	11,726
	27,029	28,767
Barnes & Noble Education
Deferred income taxes – noncurrent	981	2,225
Operating lease liabilities – noncurrent	81,353	84,197
Deferred revenue – noncurrent	2,689	2,774
Other long-term liabilities	2,574	2,623
Long-term borrowings	123,500	71,000
	211,097	162,819
Total Liabilities	617,278	484,937
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Common stock – $0.001 par value; 100,000,000 shares authorized; 50,476,158 and 33,197,541 shares issued and outstanding, respectively, at July 31, 2026; 50,374,852 and 33,125,749 shares issued and outstanding, respectively, at April 30, 2026	50	50
Additional paid-in capital	379,325	379,644
Accumulated other comprehensive income	122	122
Accumulated earnings	33,515	31,165
Treasury stock: 17,278,617 and 17,249,103 shares as of July 31, 2026 and April 30, 2026, respectively, at cost	(114,020)	(113,816)
Total Stockholders’ Equity Attributable to Immersion Corporation Stockholders	298,992	297,165
Noncontrolling interest in consolidated subsidiaries	260,244	270,240
Total Stockholders’ Equity	559,236	567,405
Total Liabilities and Stockholders’ Equity	$1,176,514	$1,052,342

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended July 31,
(In thousands, except share and per share data)	2026	2025
REVENUES
Immersion
Royalty and license	$3,804	$3,872
Barnes & Noble Education
Product and other	276,859	274,179
Rental income	13,736	13,981
	290,595	288,160
Total revenues	294,399	292,032

COST OF SALES (excludes depreciation and amortization expense)
Barnes & Noble Education
Product and other cost of sales	227,250	226,174
Rental cost of sales	6,765	7,420
Total cost of sales	234,015	233,594
OPERATING EXPENSES
Immersion
Selling and administrative expenses	3,498	3,695
Barnes & Noble Education
Selling and administrative expenses	67,316	67,805
Depreciation and amortization expense	10,204	10,397
Other (income) expense	(652)	2,896
	76,868	81,098
Total operating expenses	80,366	84,793
Operating Loss	(19,982)	(26,355)
Interest income and other income (expense), net	15,099	7,741
Interest expense, net	1,802	2,829
Loss Before Income Taxes	(6,685)	(21,443)
Income tax benefit	2,130	7,727
Net Loss	(4,555)	(13,716)
Less: Net loss attributable to noncontrolling interest	(9,431)	(12,786)
Net Income (Loss) Attributable to Immersion Stockholders	4,876	(930)

Earnings (Loss) Per Common Share Attributable to Immersion Stockholders
Basic	$0.17	$(0.03)
Diluted	$0.17	$(0.03)
Weighted-Average Common Shares Outstanding
Basic	33,153	32,615
Diluted	33,303	32,615

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended July 31,
(In thousands)	2026	2025
Net Loss	$(4,555)	$(13,716)
Change in unrealized losses on available-for-sale securities	—	(181)
Comprehensive Loss	$(4,555)	$(13,897)
Comprehensive loss attributable to noncontrolling interests	(9,431)	(12,786)
Comprehensive Income (Loss) Attributable to Immersion Stockholders	$4,876	$(1,111)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended July 31, 2026
	Common Stock					Treasury Stock		Total
(In thousands, except number of shares)	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Shares	Amount	Stockholders’ Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
Balances at April 30, 2026	50,374,852	$50	$379,644	$122	$31,165	17,249,103	$(113,816)	$297,165	$270,240	$567,405
Net loss	—	—	—	—	4,876	—	—	4,876	(9,431)	(4,555)
Immersion Release of restricted stock units and awards, net of shares withheld	95,666	—	—	—	—	29,514	(204)	(204)	—	(204)
BNED Release of restricted stock units and awards, net of shares withheld	—	—	—	—	—	—	—	—	(1,363)	(1,363)
Shares issued to an employee in lieu of cash compensation	5,640	—	44	—	—	—	—	44	—	44
Immersion Dividends declared	—	—	—	—	(2,526)	—	—	(2,526)	—	(2,526)
BNED Dividends declared	—	—	—	—	—	—	—	—	(1,981)	(1,981)
Stock-based compensation	—	—	954	—	—	—	—	954	1,084	2,038
Rebalancing of controlling and noncontrolling interest	—	—	(1,695)	—	—	—	—	(1,695)	1,695	—
Tax effects of changes in controlling and noncontrolling interest	—	—	378	—	—	—	—	378	—	378
Balances at July 31, 2026	50,476,158	$50	$379,325	$122	$33,515	17,278,617	$(114,020)	$298,992	$260,244	$559,236

	Three Months Ended July 31, 2025
	Common Stock					Treasury Stock		Total
(In thousands, except number of shares)	Shares	Amount	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings	Shares	Amount	Stockholders' Equity Attributable to Immersion Stockholder	Noncontrolling Interest	Total Stockholders’ Equity
Balances at April 30, 2025	49,433,320	$49	$374,327	$535	$34,691	16,930,351	$(111,477)	$298,125	$260,570	$558,695
Net loss	—	—	—	—	(930)	—	—	(930)	(12,786)	(13,716)
Unrealized loss on available-for-sale securities, net of taxes	—	—	—	(181)	—	—	—	(181)	—	(181)
Release of restricted stock units and awards, net of shares withheld	491,500	1	(1)	—	—	194,649	(1,542)	(1,542)	—	(1,542)
Shares issued to an employee in lieu of cash compensation	17,379	—	126	—	—	—	—	126	—	126
Dividends declared	—	—	—	—	(1,505)	—	—	(1,505)	—	(1,505)
Stock-based compensation	—	—	1,907	—	—	—	—	1,907	2,481	4,388
Tax effects of changes in controlling and noncontrolling interest	—	—	(180)	—	—	—	—	(180)	—	(180)
Balances at July 31, 2025	49,942,199	$50	$376,179	$354	$32,256	17,125,000	$(113,019)	$295,820	$250,265	$546,085

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended July 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(4,555)	$(13,716)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization expense	10,230	10,423
Stock-based compensation	2,038	4,388
Loss on disposal of property and equipment	723	1,929
Deferred income taxes	(1,865)	(1,010)
Net gains on investment in marketable securities	(7,119)	(2,203)
Net gains on derivative instruments	(6,644)	(3,782)
Shares issued to an employee in lieu of cash compensation	44	126
Other noncash	—	(38)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and other receivables	(60,403)	(63,696)
Merchandise inventories	(67,949)	(101,003)
Textbook rental inventories	21,191	17,549
Prepaid expenses and other current assets	(2,945)	(16,380)
Changes in lease right-of-use assets and liabilities	(5,654)	2,192
Other assets	7,136	7,343
Accounts payable and accrued liabilities	73,348	93,039
Other current liabilities	(17)	2,147
Deferred revenue	(1,103)	1,160
Other long-term liabilities	(52)	(121)
Net cash flows used in operating activities	(43,596)	(61,653)
Cash flows from investing activities:
Purchases of marketable securities and other investments	(36,120)	(28,012)
Proceeds from sale or maturities of marketable securities and other investments	48,730	41,447
Proceeds from sale of derivative instruments	22,873	416
Payments for settlement of derivative instruments	(5,790)	(909)
Purchase of property and equipment	(3,529)	(3,736)
Net cash flows provided by investing activities	26,164	9,206
Cash flows from financing activities:
Proceeds from borrowings	150,100	163,300
Repayment of borrowing	(97,600)	(96,400)
Payments of dividends to stockholders	(2,526)	—
Distributions to noncontrolling interests	(1,878)	—
Shares withheld to cover payroll taxes	(204)	(1,542)
Net cash provided by financing activities	47,892	65,358
Net increase in cash, cash equivalents and restricted cash	30,460	12,911
Cash, cash equivalents, and restricted cash:
Beginning of period	158,086	92,273
End of period	$188,546	$105,184

Supplemental cash flows information:
Cash paid during the period for:
Interest paid	$1,664	$2,927
Income taxes paid (net of refunds)	$264	$185

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Reconciliation of cash, cash equivalents and restricted cash for Condensed Consolidated Balance Sheets:

	Three Months Ended July 31,
(In thousands)	2026	2025
Cash and cash equivalents
Immersion	$167,000	$82,800
Barnes & Noble Education	7,806	7,340
	174,806	90,140
Barnes & Noble Education restricted cash reported as:
Prepaid expenses and other current assets	11,444	12,688
Other assets - noncurrent	2,296	2,356
Total restricted cash	13,740	15,044
Total cash, cash equivalents and restricted cash	$188,546	$105,184

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

These unaudited Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026.

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

On June 10, 2024 (the “Closing Date”), we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education” or “BNED”). See Note 3. Business Combination in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026, for additional information. The financial results of Barnes & Noble Education have been included in our Condensed Consolidated Financial Statements since the Closing Date.

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

The noncontrolling interest on the Condensed Consolidated Statements of Operations represents the portion of earnings or loss attributable to the interest in Barnes & Noble Education held by other owners. The noncontrolling interest on the Condensed Consolidated Balance Sheets represents the portion of Barnes & Noble Education’s net assets attributable to the other owners, based on the portion of the interest owned by such owners. As of July 31, 2026 and April 30, 2026, the noncontrolling interest was $260.2 million and $270.2 million, respectively. At the end of each reporting period, equity related to Barnes & Noble Education that is attributable to Immersion and the other owners is rebalanced to reflect Immersion’s and the other owners’ ownership in Barnes & Noble Education.

These Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the applicable articles of Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, and cash flows, in conformity with U.S. GAAP and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026. In the opinion of management, all adjustments consisting of only normal and recurring items necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included.

Due to their non-homogeneous operations, our Condensed Consolidated Balance Sheet as of July 31, 2026 and Consolidated Balance Sheet as of April 30, 2026 and Condensed Consolidated Statements of Operations for the three months ended July 31, 2026 and 2025, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities and operations of Barnes & Noble Education's business. All the assets of Barnes & Noble Education, reported on the Condensed Consolidated Balance Sheets, can be used only to settle obligations of Barnes & Noble Education. None of the liabilities of Barnes & Noble Education have recourse to the general credit of Immersion Corporation.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies from the information provided in “Note 2 – Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements set forth in Item 8 included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026, except as described below.

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

Restricted Cash

As of July 31, 2026 and April 30, 2026, the Company had restricted cash of $13.7 million and $19.8 million, respectively, which consisted of $11.4 million and $17.4 million, respectively, in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets related to segregated funds for commission due to Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) for logo merchandise sales as per the Lids service provider merchandising agreement, and $2.3 million and $2.4 million, respectively, in Other assets - noncurrent in the Condensed Consolidated Balance Sheets related to amounts held in trust for future distributions related to employee benefit plans.

Merchandise Inventories

During the three months ended July 31, 2026, no LIFO adjustment was required. The related LIFO reserve was $6.4 million to Barnes & Noble Education’s inventory balance at both July 31, 2026 and April 30, 2026.

Revenue Recognition and Deferred Revenue

Except for the accounting policy on revenue recognition related to Barnes & Noble Education’s gift-card program described below, there have been no material changes to the Company’s accounting policy on revenue recognition and deferred revenue which is described in Note 2 to the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended April 30, 2026.

Barnes & Noble Education does not have a customer loyalty program. In fiscal 2027, Barnes & Noble Education launched its own gift card program. Proceeds from the sale of gift cards issued by Barnes & Noble Education are recorded as a contract liability and recognized as revenue upon redemption by the customer or when breakage is recognized in accordance with the Barnes & Noble Education's accounting policy. Barnes & Noble Education also accepts Barnes & Noble Booksellers ("B&N") gift cards and sells third-party gift cards, including B&N gift cards, in its stores. Barnes & Noble Education does not treat any promotional offers

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

as expenses. Sales tax collected from its customers is excluded from reported revenues. Barnes & Noble Education’s payment terms are generally 30 days and do not extend beyond one year.

Accounting Pronouncements

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended July 31, 2026, that are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 modernizes and simplifies the accounting for software development costs by establishing a single capitalization framework for all internally developed or acquired software, regardless of whether the software is intended for internal use, to be sold, or to be used in delivering products and services. The new guidance retains the concept of project stages but eliminates the historical distinction between internal-use software and software to be sold or marketed. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The guidance is required to be applied prospectively, with optional retrospective or modified retrospective transition methods. The Company is currently evaluating the impact of ASU 2025-06 on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual and interim periods beginning after December 15, 2026 (our 2028 fiscal year), with early adoption permitted. We are currently assessing this guidance and determining the impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Adopted

In September 2025, Financial Accounting Standards Board (the “FASB”) issued ASU No. 2025-07 (“ASU 2025-07”) Derivatives and Hedging (Topic 815): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 related to share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2025-07 effective May 1, 2025, the first day of its fiscal 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements accounting for its Participation Interest Purchase Agreement. See Note 9. Participation Interest Purchase Agreement for further discussion.

NOTE 3. SEGMENT REPORTING

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

Due to the nonhomogeneous operations of Immersion and Barnes & Noble Education, the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations, separately present the operating assets, liabilities, and operations of Immersion’s business from the operating assets, liabilities, and operations of Barnes & Noble Education’s business. Our Condensed Consolidated Statements of Operations includes each segment’s significant segment expenses. Summarized financial information for our reportable segments is reported below (in thousands):

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended July 31,
(in thousands)	2026	2025
Revenues:
Immersion	$3,804	$3,872
Barnes & Noble Education	290,595	288,160
Total revenues	294,399	292,032

Cost of sales (excludes depreciation and amortization expense):
Barnes & Noble Education	234,015	233,594
Operating expenses:
Immersion
Selling and administrative expenses	3,498	3,695
Barnes & Noble Education
Selling and administrative expenses	67,316	67,805
Depreciation and amortization expense	10,204	10,397
Restructuring and other charges	—	—
Other income	(652)	2,896
	76,868	81,098
Total operating expenses	80,366	84,793
Operating Income (Loss):
Immersion	306	177
Barnes & Noble Education	(20,288)	(26,532)
Operating Loss	$(19,982)	$(26,355)

The reconciliation between segment Operating Income (Loss) and Income (Loss) Before Income Taxes is included within our Condensed Consolidated Statements of Operations.

Geographically, Immersion’s revenues have historically been concentrated in Asia, primarily in Japan and Korea. The geographic distribution of revenues for Asia, North America, Europe and Africa for the three months ended July 31, 2026, represented 67%, 29%, 1% and 3% of total revenue, respectively, compared with 68%, 5%, 27%, and 0%, respectively, in the prior-year period.

The following table is a summary of Property and Equipment Additions and Total Assets by reportable segment (in thousands):

(in thousands)	July 31, 2026	April 30, 2026
Property and Equipment Additions
Immersion	$—	$—
Barnes & Noble Education	3,529	16,196
Total property and equipment additions	$3,529	$16,196

Total Assets
Immersion	$230,015	$210,850
Barnes & Noble Education	946,499	841,492
Total assets	$1,176,514	$1,052,342

As of July 31, 2026 and April 30, 2026, 87% and 13% of Immersion’s long-lived assets were located in Canada and the U.S., respectively, and Barnes & Noble Education’s long-lived assets were located in the U.S.

NOTE 4. REVENUE RECOGNITION

Immersion

Disaggregated Revenue

The following table presents the disaggregation of Immersion’s revenue for the three months ended July 31, 2026 and 2025 (in thousands):

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended July 31,
	2026	2025
Fixed fee license revenue	$832	$736
Per-unit royalty revenue	2,972	3,136
Total royalty and license revenue	$3,804	$3,872

Contract Assets

As of July 31, 2026, we had contract assets of $8.5 million included within Prepaid expenses and other current assets and $12.9 million within Other assets – noncurrent on the Condensed Consolidated Balance Sheet. As of April 30, 2026, we had contract assets of $8.2 million included within Prepaid expenses and other current assets and $19.8 million within Other assets - noncurrent on the Condensed Consolidated Balance Sheet.

Deferred Revenue

The following table presents changes in deferred revenue associated with our contract liabilities (in thousands):

	July 31, 2026	April 30, 2026
Deferred revenue beginning of the period	$5,790	$8,728
Additions to deferred revenue during the period	—	—
Reductions to deferred revenue for revenue recognized during the period	(732)	(2,938)
Deferred revenue balance end of the period	$5,058	$5,790

Based on contracts signed and payments received as of July 31, 2026, we expect to recognize $5.1 million in revenue under our fixed fee license agreements, which are satisfied over time, including $4.8 million over one to three years and $0.3 million over more than three years.

Revenue recognized during the three months ended July 31, 2026 and 2025 that was included in the deferred revenue balance at the beginning of the period was $0.7 million and $0.7 million, respectively.

Barnes & Noble Education

Disaggregated Revenue

The following table presents disaggregated revenue associated with Barnes & Noble Education’s major products and service offerings (in thousands):

	Three Months Ended July 31,
	2026	2025
Course material product sales	$180,443	$157,598
General merchandise product sales (a)	75,987	97,710
Services and other revenue (b)	20,429	18,871
Total product and other revenue	276,859	274,179
Course material rental income	13,736	13,981
Total revenue	$290,595	$288,160
a)
Logo general merchandise sales are recognized on a net basis as commission revenue in the condensed consolidated financial statements.
b)
Service and other revenue primarily relates to brand partnership marketing and other service revenues.

Contract Assets

Contract assets represent the sale of goods or services to a customer before Barnes & Noble Education has the right to obtain consideration from the customer. Contract assets consist of unbilled amounts at the reporting date and are transferred to accounts

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

receivable when the rights become unconditional. Contract assets (unbilled receivables) were $0.4 million and $1.2 million for July 31, 2026 and April 30, 2026, respectively, on the Condensed Consolidated Balance Sheets.

Deferred Revenue

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

The following table presents changes in deferred revenue associated with Barnes & Noble Education's contract liabilities (in thousands):

	July 31, 2026	April 30, 2026
Deferred revenue as of the beginning of the period	$13,193	$13,566
Additions to deferred revenue during the period	19,431	179,893
Reductions to deferred revenue for revenue recognized during the period	(19,802)	(180,266)
Deferred revenue balance at the end of period	$12,822	$13,193

NOTE 5. INVESTMENTS AND FAIR VALUE MEASUREMENTS

Immersion invests surplus funds in excess of operational requirements in a diversified portfolio of marketable securities, with the objectives of delivering competitive returns, maintaining a high degree of liquidity, and seeking to avoid the permanent impairment of principal. The following summarizes our investments in marketable-equity securities as of July 31, 2026 and April 30, 2026 (in thousands):

Investments - current	July 31, 2026	April 30, 2026
Marketable equity securities	$34,698	$42,168
Total Investments – current	$34,698	$42,168

Marketable Securities

Marketable securities as of July 31, 2026 and April 30, 2026 consisted of the following (in thousands):

	July 31, 2026
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$36,121	$6,838	$(8,261)	$34,698
Total marketable securities	$36,121	$6,838	$(8,261)	$34,698

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	April 30, 2026
	Cost or Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable equity securities
Equity securities	$47,087	$5,365	$(10,284)	$42,168
Total marketable securities	$47,087	$5,365	$(10,284)	$42,168

Derivative Financial Instruments

Immersion’s derivative instruments consisted of call and put options sold at their fair value as of the balance sheet date. These derivative instruments are reported as Other current liabilities on the Company’s Condensed Consolidated Balance Sheets as of July 31, 2026 and April 30, 2026 (in thousands):

	July 31, 2026
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$21,365	$1,309	$22,674
	$21,365	$1,309	$22,674

	April 30, 2026
	Cost	Unrealized Losses	Fair Value
Derivative instruments	$10,690	$1,185	$11,875
	$10,690	$1,185	$11,875

The following summarizes the realized and unrealized gains and losses from Immersion’s equity securities and derivative instruments and realized gains and losses from our marketable-debt securities for the following periods (in thousands):

	Three Months Ended July 31,
	2026	2025
Net unrealized gains recognized on marketable equity securities	$3,496	$1,243
Net realized gains recognized on marketable equity securities	3,623	960
Net unrealized gains (losses) recognized on derivative instruments	(124)	2,577
Net realized gains recognized on derivative instruments	6,768	1,205
Total net gains recognized in interest income and other income (expense), net	$13,763	$5,985

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

Barnes & Noble Education granted phantom share units as long-term incentive awards that are settled in cash based on the fair market value of a share of common stock of the Company at each vesting date. The fair value of the liability for the cash-settled phantom share unit awards will be remeasured at the end of each reporting period through settlement to reflect current risk-free rate and volatility assumptions. At July 31, 2026 and April 30, 2026 a liability was recorded, which is not material to the balance sheet (Level 2 input) and is reflected in Accrued liabilities on the Condensed Consolidated Balance Sheets. See Note 10. Stock-Based Compensation for additional information.

Financial instruments measured at fair value on a recurring basis as of July 31, 2026 and April 30, 2026 are classified based on the valuation technique in the table below (in thousands):

	July 31, 2026
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money Market funds (within cash and cash equivalents)	$141,249	$—	$—	$141,249
Equity securities	34,698	—	—	34,698
Total assets at fair value	$175,947	$—	$—	$175,947

Liabilities
Derivative instruments	$9,076	$13,598	$—	22,674
Total liabilities at fair value	$9,076	$13,598	$—	$22,674

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 6. LEASES

Immersion

For the three months ended July 31, 2026 and 2025, Immersion’s leases and related activity were not material.

Barnes & Noble Education

The following table summarizes additional information related to Barnes & Noble Education’s operating leases (in thousands, except for lease term and discount rate):

	Three Months Ended July 31,
	2026	2025
Operating lease cost	$14,191	$17,579
Variable lease payments	17,650	20,912
Total lease cost	$31,841	$38,491

	July 31, 2026	July 31, 2025
Cash paid for amounts included in the measurement of lease liabilities	$13,225	$14,199
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$14,680	$24,884
Weighted-average remaining lease term (in years)	4.3	4.7
Weighted-average discount rate	6.6%	6.7%

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recognized $69.2 million in goodwill as the result of the business combination with Barnes & Noble Education on June 10, 2024. See Note 3. Business Combination in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026 for additional information. The carrying value of goodwill was $69.2 million as of July 31, 2026 and April 30, 2026. The Company did not record any goodwill impairment losses during the three months ended July 31, 2026, and 2025.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Intangible Assets, net

The following is a summary of intangible assets, excluding goodwill, recorded as Intangible assets, net on the Company’s Condensed Consolidated Balance Sheets as of July 31, 2026 and April 30, 2026 (in thousands):

	July 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
Trade name	$45,000	N/A	$45,000	Indefinite
Customer relationships	50,000	(8,229)	41,771	11.0
Total	$95,000	$(8,229)	$86,771

	April 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (years)
Trade name	$45,000	N/A	$45,000	Indefinite
Customer relationships	50,000	(7,267)	42,733	11.2
Total	$95,000	$(7,267)	$87,733

Amortization of finite-lived intangible assets is computed using the straight-line method over their estimated useful lives. Trade name is determined to have an indefinite useful life and is not subject to amortization.

Amortization expense was $1.0 million for the three months ended July 31, 2026, and 2025, respectively.

Estimated amortization expense of the intangible assets to be recognized by the Company is as follows (in thousands):

Year ended April 30,	Amount
Remainder of 2027	$2,884
2028	3,846
2029	3,846
2030	3,846
2031	3,846
Thereafter	23,503
Total	$41,771

NOTE 8. DEBT

The following is a summary of Barnes & Noble Education’s outstanding borrowing as of July 31, 2026 and April 30, 2026 (in thousands):

		As of
	Maturity Date	July 31, 2026	April 30, 2026
Total debt - Barnes & Noble Education credit facility	June 9, 2028	$123,500	$71,000
Balance sheet classification:
Long-term borrowings		$123,500	$71,000

In connection with the delayed filing of Barnes & Noble Education Annual Report on Form 10-K for fiscal 2025 and the Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2026, Barnes & Noble Education entered into a series of limited consent and waiver agreements with the lenders under its asset-based revolving credit facility (the “Credit Facility”) to extend certain financial reporting deadlines. These waivers related solely to the timing of the Barnes & Noble Education’s filings and did not arise from noncompliance with any financial covenants.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 8, 2025, Barnes & Noble Education and the administrative agent entered into a limited consent and waiver providing a 75-day extension of the applicable reporting deadlines to October 22, 2025, in exchange for a fee equal to 0.10% of the aggregate revolving commitments. On October 21, 2025, Barnes & Noble Education exercised an additional 45-day extension option under the waiver, extending the reporting deadline to December 6, 2025, in exchange for an additional fee equal to 0.10% of the revolving commitments. On December 5, 2025, Barnes & Noble Education entered into a Second Limited Consent and Waiver, further extending the reporting deadlines to January 20, 2026, in exchange for an additional fee equal to 0.10% of each consenting lender’s revolving commitment.

During the applicable extension periods, Barnes & Noble Education was subject to certain customary conditions, including enhanced reporting requirements, periodic update calls with lenders, and a minimum excess availability requirement of $30 million. Failure to comply with these conditions would have constituted an event of default.

The Credit Facility provides for aggregate revolving commitments of up to $325 million and matures on June 9, 2028. Barnes & Noble Education has interest-only obligations under the Credit Facility until maturity, at which time all outstanding principal is due and payable. Interest accrues, at Barnes & Noble Education's election, either (i) at a rate based on the Secured Overnight Financing Rate, subject to a floor of 2.50%, plus an applicable margin of 3.50%, or (ii) at an alternate base rate, subject to a floor of 3.50%, plus an applicable margin of 2.50%. The applicable margins may be reduced by 0.25% upon achievement of certain financial performance thresholds. The Credit Facility contains customary negative covenants, as well as financial maintenance covenants including a minimum Availability requirement, a minimum Consolidated EBITDA requirement, and a minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.10 to 1.00. The Credit Facility is secured by substantially all of the inventory, accounts receivable, and related assets of the borrower. This is considered an all-assets lien (inclusive of proceeds from tax refunds payable to Barnes & Noble Education and a pledge of equity from subsidiaries, exclusive of real estate), subject to customary exclusions.

As of July 31, 2026, Barnes & Noble Education remained in compliance with all covenants under the A&R Credit Agreement.

Interest

The following table disaggregates interest expense, net (in thousands):

	Three Months Ended July 31,
	2026	2025
Interest Incurred
Credit Facility	$1,821	$2,839
Total Interest Incurred	$1,821	$2,839

Interest income	$(19)	$(10)
Total Interest Expense, net	$1,802	$2,829

NOTE 9. PARTICIPATION INTEREST PURCHASE AGREEMENT

During fiscal year 2026, Barnes & Noble Education was party to a Participation Interest Purchase Agreement (the “Participation Agreement”) with Jefferies Leveraged Credit Products LLC (“Jefferies”), under which Jefferies had paid Barnes & Noble Education $12.6 million in exchange for a participation interest in proceeds from a specified litigation claim related to the Visa and Mastercard interchange litigation (the “Interchange Litigation”). The Participation Agreement was non-recourse to Barnes & Noble Education, and Jefferies' entitlement to payment was limited to litigation proceeds, if any.

In February 2026, the Interchange Litigation was resolved through settlement, and all proceeds attributable to the Barnes & Noble Education's claims were distributed directly to Jefferies and its assignees. Barnes & Noble Education received no cash proceeds. The related deferred income balance of $12.6 million was recognized in earnings during the fourth quarter of fiscal year 2026 within Other income (expense), net, and the Barnes & Noble Education's obligations under the Agreement were fully discharged. No balance remains as of July 31, 2026, and there was no activity related to this arrangement during the current period.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. STOCK-BASED COMPENSATION

Immersion

The following summarizes the Company’s stock-based compensation expense related to all of Immersion’s stock-based awards for the three months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,
	2026	2025
RSUs, RSAs and PSUs	954	1,998
Total	$954	$1,998
Selling and administrative expenses	$954	$1,998
Total	$954	$1,998

The total unrecognized compensation cost related to unvested awards as of July 31, 2026, was $1.9 million and is expected to be recognized over an estimated weighted-average period of approximately 1.1 years.

Barnes & Noble Education

The following summarizes the total stock-based compensation expense for options, RSAs, RSUs, and PSUs for the three months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,
	2026	2025
Stock options	$3	$—
RSUs, RSAs and PSUs	1,081	2,480
Total	$1,084	$2,480
Selling and administrative expenses	$1,084	$2,480
Total	$1,084	$2,480

The total unrecognized compensation cost related to unvested awards as of July 31, 2026 was $4.2 million and is expected to be recognized over an estimated weighted-average period of approximately 1.14 years.

NOTE 11. EMPLOYEE BENEFIT PLAN

Barnes & Noble Education sponsors a defined contribution plan for the benefit of substantially all of the employees. Barnes & Noble Education is responsible for funding the employer contributions directly. The 401(k) retirement savings plan provides an annual end of plan year discretionary match, in lieu of the current pay period match. Total employee benefit expense for these plans was $0 for both the three months ended July 31, 2026 and 2025, respectively.

NOTE 12. STOCKHOLDERS’ EQUITY

Immersion Stock Repurchase Program

During the three months ended July 31, 2026, the Company did not repurchase shares of our common stock under its stock repurchase program. As of July 31, 2026, the Company had $39.3 million available for repurchase under the December 2022 Stock Repurchase Program.

Barnes & Noble Education Stock Repurchase Program

During the three months ended July 31, 2026, Barnes & Noble Education did not purchase shares under its stock repurchase program. As of July 31, 2026, approximately $26.7 million remains available under the Barnes & Noble Education stock repurchase program.

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Immersion Dividends Declared and Dividend Payments

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
May 8, 2024	Quarterly	$0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
July 8, 2025	Quarterly	0.045	July 23, 2025	August 8, 2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026
March 27, 2026	Quarterly	0.075	April 20, 2026	May 1, 2026
July 2, 2026	Quarterly	0.075	July 20, 2026	July 31, 2026
September 11, 2026	Quarterly	0.075	October 16, 2026	October 30, 2026

During the three months ended July 31, 2026, the Company paid $2.5 million in dividends and during the three months ended July 31, 2025, the Company paid no dividends.

NOTE 13. NONCONTROLLING INTEREST

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

The following table summarizes the ownership interest in Barnes & Noble Education:

	July 31, 2026
	Shares Owned	% of Ownership
Immersion	11,208,746	32.3%
Noncontrolling Interest	23,477,064	67.7%
Total BNED Common Stock outstanding	34,685,810	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income to the non-controlling interest holders and were as follows:

	Three Months Ended July 31,
	2026	2025
Noncontrolling interest's weighted-average ownership percentage	67.5%	67.1%

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the effect of changes in ownership of Barnes & Noble Education on the Company’s equity for the periods presented (in thousands):

	Three Months Ended July 31,
	2026	2025
Net Income (loss) attributable to Immersion stockholders	$4,876	$(930)
Transfers from (to) noncontrolling interest:
Increase (decrease) in additional paid-in capital as a result of common stock issuances pursuant to vesting of equity awards, and sales of common stock	(1,695)	—
Total effect of changes in ownership interest on equity attributable to Immersion stockholders	$3,181	$(930)

NOTE 14. INCOME TAXES

Income tax benefit (expense) for the three months ended July 31, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended July 31,
	2026	2025
Loss Before Income Taxes	$(6,685)	$(21,443)
Income tax benefit	2,130	7,727
Effective tax rate	31.9%	36.0%

Immersion

Immersion recorded an income tax benefit of $2.1 million on a pre-tax loss of $6.7 million for the three months ended July 31, 2026, resulting in an effective tax rate of 31.9%, compared to an income tax benefit of $7.7 million on a pre-tax loss of $21.4 million, resulting in an effective tax rate of 36.0%, for the three months ended July 31, 2025. The effective tax rate for the three months ended July 31, 2026 differed from the U.S. federal statutory rate primarily due to foreign tax rate differentials, uncertain tax positions, return-to-provision adjustments, and other discrete tax items recognized during the period. The year-over-year change in the effective tax rate was primarily attributable to changes in the geographic mix of earnings and discrete tax items recognized in the current and prior-year periods.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax benefit of $8.2 million on pre-tax loss of $22.1 million during the three months ended July 31, 2026, which represented an effective income tax rate of 36.9% and an income tax benefit of $8.6 million on pre-tax loss of $26.9 million during the three months ended July 31, 2025, which represented an effective income tax rate of 32.1%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of July 31, 2026, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period), Barnes & Noble Education’s ability to use its pre-change net operating losses and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. As a result of the Rights Offering, Backstop Commitment, Private Investment, and Term Loan Debt Conversion completed on June 10, 2024 (as defined in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2026), Barnes & Noble Education may have experienced an ownership change as defined by Sections 382 and 383. Barnes & Noble Education conducted a study to determine if an ownership change occurred. It was determined that an ownership change occurred under Section 382 and 383 of the Code, and the corresponding annual limitations materially impact the utilization of Barnes & Noble Education’s tax attributes including its $195.8 million NOL carryforwards, $44.3 million disallowed interest expense carryforwards, and $1.1 million tax credit carryforwards as of May 2, 2026. Barnes & Noble Education anticipates that

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$29.7 million of these tax attributes will be made available during fiscal year 2027.

NOTE 15. EARNINGS PER SHARE

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

The following are reconciliations of the denominators used in computing basic and diluted net income per share (in thousands):

	Three Months Ended July 31,
	2026	2025
Basic
Numerator:
Net income (loss) attributable to Immersion Stockholders	$4,876	$(930)
Adjustment for Immersion's portion of Barnes & Noble Education's EPS to be included in the numerator for Immersion's basic EPS calculation (a)	876	—
Net income (loss) attributable to Immersion Stockholders, basic	$5,752	$(930)

Denominator:
Weighted-average shares outstanding, basic	33,153	32,615
Net income (loss) attributable to Immersion stockholders per share, basic	$0.17	$(0.03)

Diluted
Numerator:
Net income (loss) attributable to Immersion Stockholders	$4,876	$(930)
Adjustment for Immersion's portion of Barnes & Noble Education’s EPS to be included in the numerator for Immersion's diluted EPS calculation (a)	876	—
Net income (loss) attributable to Immersion stockholders, diluted	$5,752	$(930)

Denominator:
Weighted-average shares outstanding, basic	33,153	32,615
Shares related to outstanding options, unvested RSUs, RSAs, and PSUs	150	—
Weighted average shares outstanding, diluted	33,303	32,615
Net income (loss) attributable to Immersion stockholders per share, diluted	$0.17	$(0.03)
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

For the three months ended July 31, 2025, the Company had outstanding RSU awards of 377 thousand that could potentially dilute earnings per share in the future, but these RSU awards are excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

See Note 14. Income Taxes for additional information.

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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

See Note 14. Income Taxes for additional information.

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
•
IPR2024‑00557 (filed February 7, 2024), directed to U.S. Patent No. 10,665,067. The Company filed its patent owner preliminary response on May 15, 2024. The PTAB instituted review on August 13, 2024. The Company's patent owner response was filed on November 5, 2024. Valve filed its reply on February 4, 2025. The Company's patent owner sur‑reply was filed on March 18, 2025. Oral argument occurred on May 9, 2025, and on August 11, 2025, the PTAB issued a final written decision determining all challenged claims unpatentable. We filed a notice of appeal on September 26, 2025, with our opening Federal Circuit brief due March 12, 2026. The Company filed its opening appellate brief on March 12, 2026. Valve filed its responsive brief on June 6, 2026, and the Company filed its reply brief on August 24, 2026.
•
IPR2024‑00582 (filed February 16, 2024) directed to U.S. Patent No. 11,175,738. The Company filed its patent owner preliminary response on June 27, 2024. The PTAB instituted review on September 25, 2024. The Company's patent owner response was filed on December 20, 2024. The Company’s patent owner sur-reply to Petitioner’s reply was filed on May 5, 2025. Oral argument in the proceeding was held on June 23, 2025. On September 4, 2025, the Board extended its statutory deadline of September 25, 2025, for a final written decision by up to six months. The final written decision in this proceeding was expected by March 25, 2026. Our sur‑reply was filed May 5, 2025, oral argument was held June 23, 2025, and on September 4, 2025, the PTAB extended the statutory deadline for a final written decision to March 25, 2026. On March 23, 2026, the PTAB issued a final written decision determining all challenged claims unpatentable.
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

IMMERSION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The parties submitted their joint claim construction statement and respective positions on March 29, 2024. The district court case is currently stayed pending the outcome of the IPR proceedings.

We are unable at this time to predict the ultimate outcome of the district court litigation or the related IPR proceedings, the impact of any PTAB decisions and any appeals therefrom, or to reasonably estimate the amount or range of any possible loss or recovery associated with these matters. Accordingly, we have not recorded a liability related to the Valve litigation or the associated IPRs as of July 31, 2026.

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

NOTE 17. SUBSEQUENT EVENTS

On September 11, 2026, our Board declared a quarterly dividend in the amount of $0.075 per share, payable on October 30, 2026, to stockholders of record on October 16, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. Forward-looking statements are frequently identified by words such as “anticipates,” “believes,” “expects,” “intends,” “may,” “can,” “will,” “plans,” “estimates,” and other similar expressions. However, these words are not the only way we identify forward-looking statements. Examples of forward-looking statements include among other things, any expectations, projections, or other characterizations of future events, or circumstances, and include statements regarding: our strategy and our ability to execute our business plan; our competition and the market in which we operate; our customers and suppliers; our revenue and trends related thereto, and the recognition and components thereof; our costs and expenses, including capital expenditures; our investment of surplus funds and sales of marketable securities seasonality and demand; our investment in research and technology development; changes to general and administrative expenses; our foreign operations and the reinvestment of our earnings related thereto; our investment in and protection of our intellectual property (“IP”); our employees; capital expenditures and the sufficiency of our capital resources; unrecognized tax benefit and tax liabilities; the impact of changes in interest rates and foreign exchange rates, as well as our plans with respect to foreign currency hedging in general; changes in laws and regulations, including with respect to taxes; our plans and estimates related to and the impact of current and future litigation and arbitration and our dividend, stock repurchase and equity distribution programs.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside our control. Actual results could differ materially from those projected in the forward-looking statements, and therefore, we caution you not to place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the risk factors contained under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, filed with the Securities and Exchange Commission (the “SEC”) on July 24, 2026, Part I, Item 1A, “Risk Factors” in Barnes & Noble Education's Annual Report on Form 10-K for the fiscal year ended May 2, 2026, filed with the SEC on July 9, 2026, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

COMPANY OVERVIEW

Description of Business

Immersion Corporation (“Immersion”) was incorporated in 1993 in California and reincorporated in Delaware in 1999. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations the terms “Company,” “us,” “we,” or “our” refer to Immersion and its consolidated subsidiaries. Immersion generates license and royalty revenues from a wide range of IP that more fully engage users’ sense of touch when operating digital devices. We focus on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content, console gaming, automotive, medical, and commercial.

On June 10, 2024, we acquired a controlling interest in Barnes & Noble Education, Inc., a Delaware corporation (“Barnes & Noble Education”). Please refer to Note 3. Business Combination in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026, for additional information. The financial results of Barnes & Noble Education have been included in our Condensed Consolidated Financial Statements from the acquisition date of June 10, 2024.

Following June 10, 2024, we operate our business in two operating segments: Immersion and Barnes & Noble Education.

The condensed consolidated financial statements reflect the consolidated financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”). The results of operations reflected in the condensed consolidated financial statements are presented on a consolidated basis. All material intercompany accounts and transactions have been eliminated in consolidation.

The financial information presented in this Quarterly Report on Form 10-Q includes the financial information of Barnes & Noble Education for the 13 weeks ended August 1, 2026 and August 2, 2025.

RESULTS OF OPERATIONS

	Three Months Ended July 31,
(in thousands)	2026	2025
Revenues
Immersion
Royalty and license	$3,804	$3,872
Barnes & Noble Education
Product and other	276,859	274,179
Rental income	13,736	13,981
	290,595	288,160
Total revenues	294,399	292,032
Cost of sales (excludes depreciation and amortization expense)
Barnes & Noble Education
Product and other cost of sales	227,250	226,174
Rental cost of sales	6,765	7,420
	234,015	233,594
Operating expenses:
Immersion
Selling and administrative expenses	3,498	3,695
Barnes & Noble Education
Selling and administrative expenses	67,316	67,805
Depreciation and amortization expense	10,204	10,397
Other (income) expense	(652)	2,896
	76,868	81,098
Total operating expenses	80,366	84,793
Operating Loss	(19,982)	(26,355)
Interest income and other income (expense), net	15,099	7,741
Interest expense, net	1,802	2,829
Loss Before Income Taxes	(6,685)	(21,443)
Income tax benefit	2,130	7,727
Net Loss	$(4,555)	$(13,716)

Immersion

Immersion generates license and royalty revenue from a broad portfolio of intellectual property designed to enhance users’ sense of touch when interacting with digital devices. The Company focuses on the following target application areas: mobile devices, wearables, consumer, mobile entertainment and other content, console gaming, automotive, medical, and commercial. The Company licenses its patented technology to customers that integrate the technology into their products to enhance functionality. These licenses allow customers to offer haptic-enabled devices, content, and other products, which they typically market under their own brand names.

As of July 31, 2026, the Company and its wholly-owned subsidiaries held approximately 300 issued or pending patents worldwide. These patents cover a broad range of digital technologies and methods for incorporating touch-related technology across hardware products and components, systems software, application software, and digital content.

The following is a summary of our results of operation for the three months ended July 31, 2026 and 2025 (in thousands, except for percentages):

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
Revenues:
Fixed fee license revenue	$832	$736	$96	13%
Per-unit royalty revenue	2,972	3,136	(164)	(5%)
	3,804	3,872	(68)	(2%)
Selling and administrative expenses	3,498	3,695	(197)	(5%)
Operating Income	$306	$177	$129	73%

Revenues

Immersion generates revenue primarily from fixed-fee license agreements and per-unit royalty arrangements. Royalty and license revenue includes per-unit royalties based on licensees’ usage or net sales, as well as fixed license fees for the Company’s intellectual property and software.

For the three months ended July 31, 2026, fixed-fee license revenue increased by $0.1 million or largely flat when compared with the same period in the prior year.

Per-unit royalty revenue was relatively flat for the three months ended July 31, 2026, decreasing $0.2 million compared with the same period in the prior year.

For the three months ended July 31, 2026, revenue generated in Asia, North America, Europe and Africa, represented 67%, 29%, 1% and 3% of total revenue, respectively, compared with 68%, 5%, 27%, and 0%, respectively, in the prior-year period. Revenue may vary significantly from period to period based on the timing of agreements and the geographic location of the contracting entity.

Operating Expenses

The following is a summary of operating expenses for the three months ended July 31, 2026 and 2025 (in thousands, except for percentages):

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
Selling and administrative expenses	$3,498	$3,695	$(197)	(5%)

Selling and administrative expenses primarily consist of employee compensation and benefits (including stock‑based compensation), legal and other professional fees, external patent related legal costs, office expenses, travel, and facilities costs.

For the three months ended July 31, 2026, selling and administrative expenses decreased by $0.2 million compared with the same prior year period primarily due to lower stock-based and variable compensation.

Barnes & Noble Education

Description of Business

Barnes & Noble Education is one of the largest contract operators of physical and virtual bookstores for college and university campuses and K-12 institutions across the United States. Barnes & Noble Education is also one of the largest textbook wholesalers, and inventory management hardware and software providers. Barnes & Noble Education operates 1,062 physical and virtual bookstores, delivering essential educational content and general merchandise within a dynamic omnichannel retail environment.

The strengths of its business include the ability to compete by developing new products and solutions to meet market needs, its large operating footprint with direct access to students and faculty, and well-established, deep relationships with academic partners and stable long-term contracts and well-recognized brands. Barnes & Noble Education provides product and service offerings designed to address the most pressing issues in higher education, including affordable access, enhanced convenience and improved affordability through innovative course material delivery models designed to drive improved student experiences and outcomes. Barnes & Noble Education offers the BNC First Day® affordable access course material programs, consisting of First Day Complete and First Day, which provide faculty-required course materials on or before the first day of class at below market rates, as compared to the total retail price for the same course materials if purchased separately (a la carte), and students are billed the below market rate directly by the institution as a course charge or included in tuition. These programs have allowed Barnes & Noble Education to reverse historical long-term trends in course materials revenue declines, which has been observed at those schools where such programs have been adopted, and improve predictability of future results. Barnes & Noble Education continues to see strong institutional interest in First Day Complete® and First Day® programs, reflecting an ongoing shift by colleges and universities toward affordable access course material models that increase student participation and improve access to required course materials.

Barnes & Noble Education expects to continue to introduce scalable and advanced solutions focused largely on the student and customer experience, expand the e-commerce capabilities and accelerate such capabilities through service providers, Fanatics Retail Group Fulfillment, LLC (“Fanatics”) and Fanatics Lids College, Inc. D/B/A “Lids” (“Lids”) (and together with Fanatics, referred to herein as the “F/L Relationship”), win new accounts, and expand the revenue opportunities through strategic relationships. Barnes & Noble Education expects gross comparable store general merchandise sales to increase over the long term, as the product assortments continue to emphasize and reflect changing consumer trends, and evolve the presentation concepts and merchandising of products in stores and online, which will be further enhanced and accelerated through the F/L Relationship. Fanatics and Lids, acting as the service providers, provide unparalleled product assortment, e-commerce capabilities and powerful digital marketing tools to drive increased value for customers and accelerate growth of the logo general merchandise business.

The Barnes & Noble brand (licensed from the former parent corporation) along with the subsidiary brands, BNC and MBS, are synonymous with innovation in bookselling and campus retailing, and are widely recognized and respected brands in the United States. The large college footprint, reputation, and credibility in the marketplace not only support the marketing efforts to universities, students, and faculty, but are also important to the relationship with leading publishers who rely on Barnes & Noble Education as one of their primary distribution channels.

For additional information related to the business of Barnes & Noble Education, see Part I - Item 1. Business in the Annual Report on Form 10-K for the fiscal year ended May 2, 2026, filed with the SEC on July 9, 2026.

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

Product sales are recognized when the customer takes physical possession of the products, which occurs either at the point of sale for products purchased at physical locations or upon receipt of the products by the customers for products ordered through Barnes & Noble Education’s websites and virtual bookstores. Revenue from the sale of digital textbooks, which contains a single performance obligation, is recognized upon delivery of the digital content as product revenue in the condensed consolidated financial statements. Revenue from the rental of physical textbooks is deferred and recognized over the rental period based on the passage of time commencing at the point of sale, when control of the product transfers to the customer and is recognized as rental income in the condensed consolidated financial statements. Depending on the product mix offered under the BNC First Day® offerings, revenue recognized is consistent with our policies for product, digital and rental sales, net of an anticipated opt-out or return provision.

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

Elements of Results of Operations

The sales are primarily derived from the sale of course materials, which include new, used, rental and digital textbooks and general merchandise, including emblematic apparel and gifts, trade books, computer products, school and dorm supplies, convenience and cafe items and graduation products. The rental income is primarily derived from the rental of physical textbooks. Barnes & Noble Education also derives revenue from other sources, such as sales of inventory management, hardware and point-of-sale software, and other services.

The cost of sales primarily includes costs such as merchandise costs, textbook rental amortization, warehouse costs related to inventory management and order fulfillment, certain payroll costs, and management service agreement costs, including rent expense, related to college and university contracts and other facility related expenses.

The selling and administrative expenses consist primarily of store payroll and store operating expenses. Selling and administrative expenses also include long-term incentive plan compensation expense, insurance, and general office expenses, such as merchandising, procurement, field support, and professional services.

The following is a summary of Barnes & Noble Education’s results of operations for the three months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
Revenues
Product and other	$276,859	$274,179	$2,680	1%
Rental income	13,736	13,981	(245)	(2%)
Total revenue	290,595	288,160	2,435	1%
Cost of sales (excluding depreciation and amortization expense)
Product and other costs of sales	227,250	226,174	1,076	0%
Rental cost of sales	6,765	7,420	(655)	(9%)
Total cost of sales	234,015	233,594	421	0%
Operating expenses
Selling and administrative expenses	67,316	67,805	(489)	(1%)
Depreciation and amortization expense	10,204	10,397	(193)	(2%)
Other (income) expense	(652)	2,896	(3,548)	(123%)
Total operating expenses	76,868	81,098	(4,230)	(5%)
Operating Loss	$(20,288)	$(26,532)	$6,244	(24%)

Revenues

Total revenue was $290.6 million for the three months ended July 31, 2026, consisting of $276.9 million of product and other sales and $13.7 million of rental sales. Total revenue for the comparable prior year period was $288.2 million, including $274.2 million of product and other sales and $14.0 million of rental sales. The $2.4 million increase in revenue is primarily due to higher comparable store sales of $11.8 million and new store sales of $11.5 million, largely driven by a $10.3 million increase from BNC First Day® programs, partially offset by lower sales from closed stores of $18.0 million and $2.9 million of other sales declines.

Cost of sales

Cost of sales was 81% of total revenue for the three months ended July 31, 2026, has remained flat as a percent of revenue compared to 81% for the three months ended July 31, 2025. The flat current year quarter percentage of cost compared to the comparable period of the prior year was primarily due to higher lease amortization expenses due to unfavorable lease adjustments offset by lower contract costs as a percentage of sales related to university contracts as a result of the shift to digital and First Day models and lower performing school contracts not renewed.

Selling and administrative expenses

Selling and administrative expenses were $67.3 million for the three months ended July 31, 2026, a decrease of $0.5 million compared to the three months ended July 31, 2025. This decrease was primarily due to lower operating expenses, including lower technology expenses, service charges, partially offset by incremental bad debt expense.

Depreciation and amortization expense

Barnes & Noble Education's depreciation and amortization expense consists primarily of depreciation of property and equipment and amortization of intangible assets.

Depreciation and amortization expense was $10.2 million for the three months ended July 31, 2026, a decrease of $0.2 million, or relatively flat compared to the three months ended July 31, 2025.

Other (income) expense

During the three months ended July 31, 2026, Barnes & Noble Education recognized other income of $0.7 million, comprised primarily of a $1.7 million cash receipt from the release of funds previously held in escrow offset by $0.5 million of legal and professional fees.

During the three months ended July 31, 2025, Barnes & Noble Education recognized other (income) expense totaling $2.9 million, primarily comprised of restructuring and investigation-related costs.

Interest income and other income (expense), net; Interest expense, net; and Income tax benefit (expense)

A summary of consolidated interest income and other income (expense), net, interest expense, and income taxes for the three months ended July 31, 2026 and 2025 are as follows (in thousands, except for percentages):

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
Operating Loss	$(19,982)	$(26,355)	$6,373	(24%)
Interest income and other income (expense), net	15,099	7,741	7,358	95%
Interest expense, net	1,802	2,829	(1,027)	(36%)
Loss Before Income Taxes	(6,685)	(21,443)	14,758	(69%)
Income tax benefit	2,130	7,727	(5,597)	(72%)
Net Loss	$(4,555)	$(13,716)	$9,161	(67%)

Interest income and other income (expense), net

Immersion's interest income and other income (expense), net consists primarily of interest and dividend income earned on cash and cash equivalents and marketable debt and equity securities; realized and unrealized gains and losses on marketable equity securities and derivative instruments.

Interest income and other income (expense), net increased by $7.4 million for the three months ended July 31, 2026, compared with the corresponding period in the prior year. This increase was driven primarily by a $7.8 million favorable period-over-period change in realized and unrealized gains and losses on marketable equity securities and derivative instruments, from a $6.0 million net gain in the prior-year quarter to a $13.8 million net gain in the current quarter. The increase was partially offset by reduction in interest income by $0.2 million, primarily due to lower invested balances in fixed-income securities and lower interest rates.

Interest expense, net

Barnes & Noble Education's interest expense, net decreased by $1.0 million to $1.8 million during the three months ended July 31, 2026, from $2.8 million during the three months ended July 31, 2025. The decrease was primarily due to lower borrowings.

Income tax benefit (expense)

Immersion

Income tax benefit (expense) for the three months ended July 31, 2026, resulted primarily from estimated domestic and foreign taxes included in the calculation of the effective tax rate. We maintain no valuation allowance against our U.S. federal deferred tax assets and maintain valuation allowance against certain U.S. state and Canadian federal deferred tax assets. The change in the estimated effective tax rate was mainly driven by higher U.S. taxable income which was a result of higher U.S. passive income.

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

We also maintain liabilities for uncertain tax positions. As of July 31, 2026, we had unrecognized tax benefits under ASC 740 Income Taxes of approximately $9.0 million, all of the $9.0 million could be payable in cash. In addition, interest and penalties of $1.9 million could also be payable in cash in relation to unrecognized tax benefits. The total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, is $10.9 million. We account for interest and penalties related to uncertain tax positions as a component of income tax provision. We do not expect to have any significant changes to unrecognized tax benefits during the next twelve months.

Barnes & Noble Education

Barnes & Noble Education recorded an income tax benefit of $8.2 million on pre-tax loss of $22.1 million during the three months ended July 31, 2026, which represented an effective income tax rate of 36.9% and an income tax benefit of $8.6 million on pre-tax loss of $26.9 million during the three months ended July 31, 2025, which represented an effective income tax rate of 32.1%.

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. As of July 31, 2026, Barnes & Noble Education determined that it was more likely than not that it would not realize all deferred tax assets and its tax rate for the current fiscal year reflects this determination. Barnes & Noble Education will continue to evaluate this position.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents, investments – current, and investments – noncurrent consist primarily of money-market funds, investments in marketable equity securities, and investments in U.S. treasury securities. All marketable securities are stated at fair value. Realized gains and losses on marketable equity securities are recorded in Interest income and other income (expense), net on the Condensed Consolidated Statements of Operations. Unrealized gains and losses on marketable equity securities are reported as Interest income and other income (expense), net on our Condensed Consolidated Statement of Operations. Unrealized gains and losses on marketable debt securities reported as a component of Accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets.

Cash, cash equivalents, and investments – current

As of July 31, 2026, our cash, cash equivalents, and investments – current totaled $209.5 million, a $29.0 million increase from $180.5 million on April 30, 2026. As of July 31, 2026, approximately 3.4% or $7.1 million, was held by foreign subsidiaries and may be subject to repatriation tax effects. In addition, as of July 31, 2026 and April 30, 2026, we had restricted cash of $13.7 million and $19.8 million, respectively.

The following is select cash flow information for the three months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,
	2026	2025
Net cash used in operating activities	$(43,596)	$(61,653)
Net cash provided by investing activities	26,164	9,206
Net cash provided by financing activities	47,892	65,358

Cash used in operating activities

Our operating activities primarily consist of net income adjusted for certain non-cash items including depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, deferred income taxes, net (gains) losses on investments in marketable securities, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $43.6 million for the three months ended July 31, 2026, a decrease of $18.1 million compared to the three months ended July 31, 2025. The decrease was primarily driven by a reduction in the increase in accounts receivables and inventories from the prior year period amount and partially offset by a reduction in the increase of accounts payable and accrued liabilities from the prior year period amount.

Cash provided by investing activities

Investing activities primarily include purchases and sales of marketable securities and other investments, proceeds from and settlements of derivative instruments, and purchases of property and equipment.

Net cash provided by investing activities was $26.2 million for the three months ended July 31, 2026, an increase of $17.0 million compared to the three months ended July 31, 2025. The increase was primarily driven by higher proceeds from sales or maturities of marketable securities, derivative instruments and other investments, partially offset by higher purchases of marketable and other investments.

Cash provided by financing activities

Financing activities primarily include dividend payments, borrowings and repayments under our credit facility, and repurchases of our common stock.

Net cash provided by financing activities was $47.9 million for the three months ended July 31, 2026, a decrease of $17.5 million compared to the three months ended July 31, 2025. The decrease was primarily driven by lower proceeds from borrowings and higher dividend payments to stockholders.

Immersion Dividends Declared and Dividend Payments

Announcement Date	Dividend Type	Amount per Share	Record Date	Payment Date
May 8, 2024	Quarterly	$0.045	July 8, 2024	July 26, 2024
August 20, 2024	Quarterly	0.045	October 4, 2024	October 18, 2024
November 8, 2024	Special	0.245	January 10, 2025	January 24, 2025
March 10, 2025	Quarterly	0.045	April 14, 2025	April 25, 2025
July 8, 2025	Quarterly	0.045	July 23, 2025	August 8, 2025
October 8, 2025	Quarterly	0.045	October 20, 2025	October 31, 2025
December 8, 2025	Quarterly (increased)	0.075	January 19, 2026	January 30, 2026
March 27, 2026	Quarterly	0.075	April 20, 2026	May 1, 2026
July 2, 2026	Quarterly	0.075	July 20, 2026	July 31, 2026
September 11, 2026	Quarterly	0.075	October 16, 2026	October 30, 2026

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

During the three months ended July 31, 2026, the Company did not purchase shares under the December 2022 Stock Repurchase Program. As of July 31, 2026, the Company had $39.3 million available for repurchase under the December 2022 Stock Repurchase Program.

Barnes & Noble Education Stock Repurchase Program

On December 14, 2015, the Board of Directors authorized a stock repurchase program of up to $50 million in the aggregate outstanding Barnes & Noble Education’s common stock. The stock repurchase program is carried out at the direction of Barnes & Noble Education’s management (which may include a plan under Rule 10b5-1 of the Exchange Act. The stock repurchase program may be suspended, terminated, or modified at any time. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. During the three months ended July 31, 2026, Barnes & Noble Education did not purchase shares under the stock repurchase program. As of July 31, 2026, approximately $26.7 million remains available under the Barnes & Noble Education stock repurchase program.

As of the date of this Quarterly Report on Form 10-Q, we believe we have sufficient capital resources to meet our working capital needs for the next twelve months and beyond.

CRITICAL ACCOUNTING ESTIMATES

Our policies regarding the use of estimates and other critical accounting policies are consistent with the disclosures in Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level as of July 31, 2026 due to the material weaknesses in internal control over financial reporting related to Barnes & Noble Education’s control environment, risk assessment, information and communication, monitoring, and multiple control activities and a material weakness in our internal control over financial reporting related to our business combination and consolidation accounting as previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, and continue to exist as of July 31, 2026.

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

Remediation Update

As previously described in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, Barnes & Noble Education began implementing a remediation plan to address the material weaknesses mentioned above including enhancing its manual journal entry process and the IT user access review controls, identifying IPE and key reports and ensuring their accuracy and completeness, executing enhanced procedures for the review of non-routine transactions, and reinforcing the importance of the account reconciliation process and defining the related success criteria. In addition, Barnes & Noble Education continues to focus on ensuring clear roles and responsibilities over financial oversight are communicated and documented, accounting policies and procedures are compiled and stored centrally, and training on accounting controls and ethics are deployed.

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

Changes in Internal Control Over Financial Reporting

Other than with respect to the remediation efforts described above, management has not identified any changes in the Company’s internal control over financial reporting that occurred during the three months ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 16. Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors included under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2026. You should also carefully consider the risk factors described in Barnes & Noble Education, Inc.’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, which are filed with the SEC and are available at www.sec.gov.

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

During the three months ended July 31, 2026, the Company did not purchase shares under the December 2022 Stock Repurchase Program. As of July 31, 2026, the Company had $39.3 million available for repurchase under the December 2022 Stock Repurchase Program.

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

Date: September 14, 2026

IMMERSION CORPORATION

By	/S/ J. MICHAEL DODSON
J. Michael Dodson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)